Form 10-Q
period 1997-06-30
HARTFORD LIFE INC
filed 1997-08-14
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                         Commission file number 1-12749


                               HARTFORD LIFE, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   06-1470915
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

                200 HOPMEADOW STREET, SIMSBURY, CONNECTICUT 06089
                    (Address of principal executive offices)

                                 (860) 843-7716
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]


As of August 13, 1997, there were outstanding 26,000,000 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                    PAGE
                                                                                 ----
Condensed Consolidated Statements of Income - Second Quarter and Six Months
Ended June 30, 1997 and 1996                                                        3

Condensed Consolidated Balance Sheets - June 30, 1997 and December 31, 1996         4

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30,
1997 and 1996                                                                       5

Notes to Condensed Consolidated Financial Statements                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                 8


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                         15

ITEM 5.  OTHER INFORMATION                                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          15

Signature                                                                          16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                  Second Quarter Ended    Six Months Ended
                                                        June 30,                June 30,
                                                  ----------------------------------------
   (In millions, except for per share data)           1997      1996         1997     1996
   -----------------------------------------------------------------------------------
                                                       (Unaudited)             (Unaudited)
REVENUES
  Premiums and other considerations               $   682     $   633     $ 1,361     $ 1,574
  Net investment income                               362         355         737         717
  Net realized capital losses                          (2)         (1)         (1)         (1)
                                                  -------     -------     -------     -------
   TOTAL REVENUES                                   1,042         987       2,097       2,290
                                                  =======     =======     =======     =======
BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment
    expenses                                          612         690       1,271       1,341
  Amortization of deferred policy
    acquisition costs                                  94          67         177         133
  Dividends to policyholders                           18          61          72         347
  Interest expense                                     16          13          32          24
  Other insurance expenses                            195          91         338         321
                                                  -------     -------     -------     -------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                935         922       1,890       2,166
                                                  -------     -------     -------     -------

   INCOME BEFORE INCOME TAX EXPENSE                   107          65         207         124
  Income tax expense                                   34          22          71          42
                                                  -------     -------     -------     -------
   NET INCOME                                     $    73     $    43     $   136     $    82
                                                  =======     =======     =======     =======

PRO FORMA EARNINGS PER SHARE (1)                  $   .56     $   .34     $  1.06     $   .66
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)        131         125         128         125
                                                  =======     =======     =======     =======


(1) - See Note 3 of Notes to Condensed Consolidated Financial Statements for further explanation.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,  December 31,
(In millions, except for share data)                                              1997       1996
                                                                               --------  ------------
                                                                                    (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
   $16,229 and $15,659)                                                          $16,276    $15,711

   Equity securities, available for sale, at fair value                              137        119
   Policy loans, at outstanding balance                                            3,757      3,839
   Other investments, at cost                                                        180        161
                                                                                 -------    -------
    Total investments                                                             20,350     19,830
   Cash                                                                               77         72
   Premiums and amounts receivable                                                   170        170
   Reinsurance recoverable                                                         5,729      5,839
   Deferred policy acquisition costs                                               3,032      2,800
   Deferred income tax                                                               540        543
   Other assets                                                                      949        909
   Separate account assets                                                        59,107     49,770
                                                                                 -------    -------
    TOTAL ASSETS                                                                 $89,954    $79,933
                                                                                 =======    =======


LIABILITIES
   Future policy benefits                                                        $ 4,309    $ 3,986
   Other policyholder funds                                                       21,372     22,253
   Short-term debt                                                                    50         --
   Long-term debt                                                                    650         --
   Allocated advances from parent                                                     --        893
   Other liabilities                                                               2,660      1,757
   Separate account liabilities                                                   59,107     49,770
                                                                                 -------    -------
    TOTAL LIABILITIES                                                             88,148     78,659
                                                                                 =======    =======

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 50,000,000; no shares issued  and outstanding,
       par value $0.01                                                                --         --
  Common stock - authorized 1,000; 100 shares issued and  outstanding,
       par value $0.01                                                                --         --
  Class A common stock at June 30, 1997 - authorized 600,000,000;
       26,000,000 shares issued and outstanding, par value $0.01                      --         --
  Class B common stock at June 30, 1997 - authorized 600,000,000;
        114,000,000 shares issued and outstanding, par value $0.01                     1         --
   Capital surplus                                                                 1,283        585
   Net unrealized gain on investments, net of tax                                     42         29
   Retained earnings                                                                 480        660
                                                                                 -------    -------
    TOTAL STOCKHOLDERS' EQUITY                                                     1,806      1,274
                                                                                 =======    =======
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $89,954    $79,933
                                                                                ========    =======


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                --------------------
(In millions)                                                                     1997        1996
                                                                                      (Unaudited)
OPERATING ACTIVITIES
  Net income                                                                    $   136     $    82
ADJUSTMENTS TO NET INCOME:
  Depreciation and amortization                                                       9           9
  Net realized capital losses on sale of investments                                  1           1
  Increase in premiums receivable                                                    --          12
  Increase in other liabilities                                                     238         248
  Change in receivables, payables, and accruals                                     (67)         45
  Increase (decrease) in accrued taxes                                               36         (69)
  Increase in deferred income taxes                                                  (4)        (72)
  Increase in deferred policy acquisition costs                                    (232)       (303)
  Increase in liability for future policy benefits                                  323         204
  Increase in reinsurance recoverables and other related assets                     (47)        (15)
                                                                                -------     -------
    CASH PROVIDED BY OPERATING ACTIVITIES                                           393         142
                                                                               ========     =======

INVESTING ACTIVITIES
  Purchases of fixed maturity investments                                        (4,590)     (3,335)
  Sales of fixed maturity investments                                             2,702       1,552
  Maturities and principal paydowns of fixed maturity investments                 1,474       1,575
  Purchase of other investments                                                     (63)       (340)
  Sale of other investments                                                         209         204
  Net sales of short-term investments                                               109         427
                                                                                -------     -------
    CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                               (159)         83
                                                                               ========     =======
FINANCING ACTIVITIES
  Increase in short-term debt                                                        50          --
  Increase in long-term debt                                                        650          --
  Decrease in allocated advances from parent                                       (893)         --
  Dividends paid                                                                   (316)         --
  Net disbursements for investment and universal life-type contracts charged
    against policyholder accounts                                                  (419)       (219)
  Net proceeds from the sale of common stock                                        687          --
  Capital contributions                                                              12          --
                                                                                -------     -------
    CASH USED FOR FINANCING ACTIVITIES                                             (229)       (219)
                                                                                =======     =======
  Increase in cash                                                                    5           6
  Cash - beginning of period                                                         72          70
                                                                                -------     -------
    CASH - END OF PERIOD                                                        $    77     $    76
                                                                                =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID  DURING THE PERIOD FOR:
Income taxes                                                                    $    16     $   132
Interest                                                                        $    30     $    24

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Capital contribution                                                            $    12     $    --


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(A)    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on May 21, 1997.

Certain reclassifications have been made to prior year financial information to conform to current year presentation.

(B)    CHANGES IN ACCOUNTING PRINCIPLES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share calculation.

NOTE 2.  INITIAL PUBLIC OFFERING ("IPO")

On February 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission, as amended, relating to an IPO of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to the Company's promissory notes outstanding and the line of credit discussed in Note 4 below with the remaining $160 contributed to the Company's insurance subsidiaries to be used for working capital and other general corporate purposes.

The 26 million shares sold from the IPO represent approximately 18.6% of the equity ownership in the Company and approximately 4.4% of the combined voting power of the Company's Class A and Class B Common Stock. The Hartford Financial Services Group, Inc. ("The Hartford"), an indirect parent of the Company, owns all of the 114 million outstanding shares of Class B Common Stock of the Company, representing 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of the Company's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders.

NOTE 3.  EARNINGS PER SHARE

Pro forma earnings per share is calculated based upon the weighted average common shares deemed to be outstanding during the respective periods. For periods prior to the closing of the Company's IPO (May 27, 1997), outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus an assumed issuance of 11 million shares of Class A Common Stock (the number of shares that, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in net proceeds equal to the excess of the amount of the February and April 1997 dividends over the 1996 earnings and the allocated advances from parent). For the period subsequent to the closing of the IPO, outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus 26 million shares of Class A Common Stock issued in connection with the IPO.

Pro forma effect has also been given for all periods presented for the reclassification of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

If the weighted average common shares outstanding were 140 million (representing total shares outstanding as of June 30, 1997) for all periods presented then the earnings per share would have been $0.52 and $0.97 for the second quarter and six months ended June 30, 1997, respectively, and $0.31 and $0.59 for the second quarter and six months ended June 30, 1996, respectively.

NOTE 4.  DEBT

On February 7, 1997, the Company declared a dividend of $1,184 payable to its direct parent, Hartford Accident and Indemnity Company ("HA&I"). As a result, the Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of the Company's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the "Allocated Advances"). In addition, on April 4, 1997, the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven in the form of a capital contribution from HA&I.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 17, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used for working capital and other general corporate purposes. Subsequently, the Company reduced the capacity of the line of credit from $1,300 to $250, which will be primarily used to support the commercial paper program.

NOTE 5.  CONTINGENCIES

(A)    LITIGATION

The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, management, at the present time, does not anticipate that the ultimate liability arising from such pending or threatened litigation will have a material effect on the financial condition or operating results of the Company.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE DATA UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of the Company as of June 30, 1997, compared with December 31, 1996, and its results of operations for the second quarter and six months ended June 30, 1997 compared with the equivalent 1996 periods. This discussion should be read in conjunction with the MD&A in the Company's form S-1 filed on May 21, 1997.

Statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of these future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations:  Operating Summary        8    Guaranteed Investment Contracts            11
Annuity                                                       9    Investments                                11
Individual Life Insurance                                    10    Capital Resources and Liquidity            13
Employee Benefits                                            10

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                     SECOND QUARTER      SIX MONTHS ENDED
                                                           ENDED
                                                         JUNE 30,             JUNE 30,
                                                    --------------------------------------
                                                      1997      1996      1997       1996
                                                    --------------------------------------
REVENUES                                            $  1,042  $    987  $  2,097  $  2,290
EXPENSES                                                 969       944     1,961     2,208
                                                    --------  --------  --------  --------
   NET INCOME                                       $     73  $     43  $    136  $     82
                                                    ========  ========  ========  ========

The Company's insurance business operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of business written prior to 1995. The Company also maintains a Corporate Operation through which it reports items that are not directly allocable to any of its business segments.

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The variety of products sold within this segment reflects the diverse nature of the market. These include individual variable annuities, fixed market value adjusted ("MVA") annuities, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, investment management contracts, and mutual funds. The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life. The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short- and long-term disability and accidental death and dismemberment. Specialty Insurance primarily consists of the Company's corporate owned life insurance ("COLI") business, and its international operations. The Guaranteed Investment Contracts segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts ("Closed Book GRC"). The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

Revenues for the second quarter and six months ended June 30, 1997 increased $55, or 6%, and decreased $193, or 8%, respectively, compared to prior year. Excluding COLI, where revenues from new sales of leveraged COLI have been virtually eliminated due to the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996") which phases out the deductibility of interest on policy loans under leveraged COLI by the end of 1998, revenues for the second quarter and six months ended June 30, 1997 increased $121, or 16%, and $238, or 16%, respectively, over prior year. The increase was primarily due to increased revenues in the Annuity segment of $74 and $121 for the second quarter and six months ended June 30, 1997 compared to prior year, as a result of increasing fee income on individual variable annuity account values where the average account value grew approximately $12.8 billion for the first six months of 1997 over the prior period and new sales were approximately $4.7 billion in 1997. Additionally, revenues in the Group

Insurance operation of the Employee Benefits segment increased $37 and $116 for the second quarter and six months ended June 30, 1997, over prior year, as a result of continued growth of the group life and disability business due to higher sales and renewals.

Expenses for the second quarter and six months ended June 30, 1997 increased $25, or 3%, and decreased $247, or 11%, respectively, over prior year. Excluding COLI, expenses for the second quarter and six months ended June 30, 1997 increased $92, or 12%, and $185, or 13%, respectively, over prior year. This increase was driven by higher benefits and expenses primarily related to the Annuity segment and the Group Insurance operation of the Employee Benefits segment reflective of strong growth in both of these segments.

Net income grew $30, or 70%, and $54, or 66%, for the second quarter and six months ended June 30, 1997, respectively, over the prior periods. This increase was driven by growth in the Annuity, Individual Life Insurance, and Employee Benefits segments of 36%, 20%, and 20%, respectively, for the second quarter and 33%, 21%, and 17%, respectively, for the six months ended June 30, 1997. In addition, net income was favorably impacted by the reduction of losses related to the Guaranteed Investment Contract segment of $15 and $30 for the second quarter and six month periods, respectively, due to actions taken in the third quarter of 1996. Partially offsetting the growth in net income of the business segments was an increase in interest expense in the Corporate segment of $8 for the six months ended June 30, 1997, as compared to prior year, resulting from increased indebtedness in conjunction with the IPO.

SEGMENT RESULTS

The Company's reporting segments, which reflect the management structure of the Company, consist of Annuity, Individual life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.


Below is a summary of net income by segment.

                                                  SECOND QUARTER ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                  -----------------------------------------
                                                      1997      1996      1997       1996
                                                  -----------------------------------------
ANNUITY                                              $  49     $  36     $  92     $  69
INDIVIDUAL LIFE INSURANCE                               12        10        23        19
EMPLOYEE BENEFITS                                       24        20        42        36
GUARANTEED INVESTMENT CONTRACTS                         --       (15)       --       (30)
CORPORATE OPERATION                                    (12)       (8)      (21)      (12)
                                                     -----     -----     -----     -----
    NET INCOME                                       $  73     $  43     $ 136     $  82
                                                     =====     =====     =====     =====

The sections that follow analyze each segment's results.

ANNUITY

                                                    SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    ------------------------------------------
                                                      1997        1996        1997        1996
                                                    -----------------------------------------
REVENUES                                              $308        $234        $590        $469
EXPENSES                                               259         198         498         400
                                                      ----        ----        ----        ----
   NET INCOME                                         $ 49        $ 36        $ 92        $ 69
                                                      ====        ====        ====        ====


Revenues increased $74, or 32%, and $121, or 26%, in the second quarter of 1997 and for the six months ended June 30, 1997, respectively, compared to prior year. This increase was driven by increased fee income on a growing asset base, primarily from the Company's individual annuity business, where revenues increased $65, or 45%, and $101, or 35%, for the second quarter and six months ended June 30, 1997, respectively, compared to prior year. The average account value for individual variable annuities grew $12.8 billion to $36.4 billion for the six months ended June 30, 1997 from $23.6 billion for six months ended June 30, 1996 due to strong sales of approximately $10 billion over the last twelve months and market appreciation in the separate account assets. Additionally, new individual annuity sales were approximately $2.5 billion and $5.1 billion for the second quarter and six months ended June 30, 1997, respectively, similar to sales of $2.7 billion and $4.9 billion, respectively, for the same periods of 1996. Also, group annuity revenues increased $9 and $20 for the three and six months ended June 30, 1997, respectively, as compared to the prior periods. The average account value for group annuities grew $1.4 billion to $9.6 billion as of June 30, 1997 from $8.2 billion as of June 30, 1996. Additionally, new group annuity sales were $190 and $355 for the second quarter and six months ended June 30, 1997, respectively. Total annuity expenses increased $61, or 31%, and $98, or 25% for the second quarter and six months ended June 30, 1997, respectively, as compared to prior year. This increase is a result of increased interest credited, amortization of deferred acquisition costs, taxes and other expenses related to increased sales and higher account values on this growing block of business. Net income grew $13, or 36%, and $23, or 33%, in the second quarter of 1997 and for the six months ended June 30,

1997, respectively, over the same periods last year. This increase, resulting from higher earnings on increasing account values and strong sales, is indicative of stable growth in this segment.

INDIVIDUAL LIFE INSURANCE

                                                    SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                    -------------------------------------------
                                                    1997         1996         1997         1996
                                                    -------------------------------------------
REVENUES                                            $129         $110         $247         $232
EXPENSES                                             117          100          224          213
                                                    ----         ----         ----         ----
   NET INCOME                                       $ 12         $ 10         $ 23         $ 19
                                                    ====         ====         ====         ====


Revenues in this segment increased $19, or 17%, and $15, or 6%, in the second quarter and six months ended June 30, 1997, respectively, over the same periods last year. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company which increased revenues by $9. Excluding this transaction, revenues on a six month basis increased $24, or 11%, over prior year. This growth was driven by increased cost of insurance charges and other fee income earned on this growing block of business. Life insurance in-force grew $3.3 billion to $53 billion as of June 30, 1997 from $49.7 billion for the same period last year, primarily due to sales of variable life products. Additionally, new sales, primarily of variable life products, remained strong at $32 and $56 for the second quarter and six months ended June 30, 1997, respectively. Total expenses grew $17, or 17%, and $11, or 5%, for the second quarter and six months ended June 30, 1997, respectively, over the same periods last year, correspondingly with this growing block of business. As a result, net income grew $2, or 20%, and $4, or 21% for the second quarter and six months ended June 30, 1997.

EMPLOYEE BENEFITS

                                                    SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                      1997      1996          1997      1996
                                                    -----------------------------------------
REVENUES                                             $  541    $  570        $1,119    $1,434
EXPENSES                                                517       550         1,077     1,398
                                                     ------    ------        ------    ------
   NET INCOME                                        $   24    $   20        $   42    $   36
                                                     ======    ======        ======    ======

Revenues decreased $29, or 5%, and $315, or 22%, for the second quarter and six months ended June 30, 1997, respectively, over the same periods last year. This decrease was attributable to COLI, which declined $66 and $431 for the second quarter and six months ended June 30, 1997, respectively, compared to the same periods last year. This decrease was due to the HIPA Act of 1996 which effectively eliminated new sales of leveraged COLI. Partially offsetting this decrease was growth in Group Insurance revenues of $37 and $116 for the second quarter and six months ended June 30, 1997, respectively, over the same periods last year. This increase is mainly attributable to significant premium growth in all lines within Group Insurance, as a result of strong new business sales and renewals. Group Insurance sales were $223 for the six months ended June 30, 1997, an increase of $35, or 19%, over the same period last year. Expenses decreased $33, or 6%, and $321, or 23%, as of the second quarter and six months ended June 30, 1997, respectively, over the same periods last year. In conjunction with the decrease in revenues, COLI expenses decreased $67 and $432 for the quarter and six months ended June 30, 1997, respectively, over the same periods last year. Offsetting this decrease in COLI was an increase in Group Insurance expenses of $34 and $111 for the three and six months ended June 30, 1997, respectively, over the same periods last year. This increase, resulting from higher benefits and claims and other insurance expenses, is due to growth in this block of business. While earnings from Specialty Insurance remained essentially flat, net income for the Employee Benefits segment increased $4, or 20%, and $6, or 17%, for the second quarter and six months ended June 30, 1997, respectively, driven by the growth of the Group Insurance operation.

GUARANTEED INVESTMENT CONTRACTS

                                                    SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      1997         1996        1997       1996
                                                    -------------------------------------------
REVENUES                                            $  62         $   67      $ 134      $ 140
EXPENSES                                               62             82        134        170
                                                    -----         ------      -----      -----
   NET LOSS                                         $  --         $  (15)     $  --      $ (30)
                                                    =====         ======      =====      =====


This segment reported no net income for the second quarter and six months ended June 30, 1997, respectively, as compared with a $15 loss and a $30 loss for the same periods last year. These results are consistent with management's expectations that net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC due to actions taken in the third quarter of 1996. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

 INVESTMENTS

An important element of the financial results of the Company is return on invested assets. The investment portfolios of the Company are managed based on the underlying characteristics and nature of their respective liabilities.

The ratings referenced in the fixed maturities by credit quality tables are based on the ratings of a nationally recognized rating organization or, if not rated, based on the Company's internal analysis of such securities.

Invested assets, excluding separate accounts, totaled $20.4 billion at June 30, 1997 and were comprised of $16.3 billion of fixed maturities, $137 of equity securities, $3.8 billion of policy loans, and other investments of $180. Policy loans, which carry a weighted-average interest rate of 10.16% as of June 30, 1997 are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The table below summarizes fixed maturity holdings by type.



                            FIXED MATURITIES BY TYPE
                            ------------------------
                              JUNE 30, 1997       DECEMBER 31, 1996
                              -------------       -----------------
                              FAIR                FAIR
TYPE                          VALUE    PERCENT    VALUE    PERCENT
----                          -----    -------    -----    -------
Corporate                    $7,696     47.3%    $7,587     48.3%
ABS                           3,468     21.3%     2,693     17.1%
Commercial MBS                1,468      9.0%     1,098      7.0%
CMO                           1,136      7.0%     2,150     13.7%
Short-term                    1,022      6.3%       765      4.9%
MBS-agency                      646      3.9%       402      2.6%
Gov't/Gov't agencies-U.S        201      1.2%       355      2.2%
Municipal-taxable               252      1.6%       266      1.7%
Gov't/Gov't agencies-For        387      2.4%       395      2.5%
                            -------      ---    -------    -----
  TOTAL FIXED MATURITIES    $16,276      100%   $15,711    100.0%
                            =======      ===    =======    =====


During the first six months of 1997, the Company reduced its CMO exposure by 47% with the proceeds redeployed primarily into the asset backed sector. This is consistent with the Company's objectives of managing exposure to securities that "underperform" in a falling interest rate environment.

The Company continued to maintain a high quality fixed maturity portfolio. As of June 30, 1997, approximately 99% of the fixed maturity portfolio was invested in investment-grade securities. The table below summarizes fixed maturity holdings by credit quality.


                       FIXED MATURITIES BY CREDIT QUALITY
                       ----------------------------------
                                     JUNE 30, 1997  DECEMBER 31, 1996
                                     --------------------------------
                                     FAIR             FAIR
 CREDIT QUALITY                      VALUE  PERCENT   VALUE   PERCENT
 --------------------------------------------------------------------
 AAA                                $3,043   18.7%   $4,695    29.9%
 AA                                  1,901   11.7%    1,902    12.1%
 A                                   5,692   35.0%    5,366    34.2%
 BBB                                 2,862   17.6%    2,581    16.4%
 BB & below                             38    0.2%       49     0.3%
 Gov't                               1,718   10.5%      353     2.2%
 Short-term                          1,022    6.3%      765     4.9%
                                     -----    ---       ---     ---
 TOTAL FIXED MATURITIES            $16,276  100.0%  $15,711   100.0%
                                   =======  =====   =======   =====

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                  SECOND QUARTER         SIX MONTHS
                                  ENDED JUNE 30,       ENDED JUNE 30,
                                --------------------------------------
                                 1997       1996       1997       1996
                                --------------------------------------
Net investment income,          $ 362      $ 355      $ 737      $ 717
  before-tax
Yield on average invested
assets,  before-tax [1]           7.2%       7.1%       7.4%       7.2%
Net realized capital losses,
  before-tax                    $  (2)     $  (1)     $  (1)     $  (1)
                                -----      -----      -----      -----

[1]Represents annualized six months net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter ended June 30, 1997, net investment income totaled $362 compared to $355 in 1996, an increase of 2%. For the six months ended June 30, 1997, net investment income was $737 compared to $717 in 1996, an increase of 3%. For the second quarter ended June 30, 1997, before-tax yields increased to 7.2% from 7.1% in 1996; and, for the six months ended June 30, 1997 before-tax yields increased to 7.4% from 7.2% in 1996. The increase in net investment income and yields was primarily attributable to the repositioning of the Closed Book GRC portfolio, including the sale of certain lower yielding securities whose proceeds were reinvested at substantially higher rates.

ASSET AND LIABILITY MANAGEMENT STRATEGIES

The Company employs several risk management tools to quantify and manage interest rate risk arising from its investments and fixed rate liabilities. Management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund obligations to policyholders and contractholders, hedging against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the Company employs a variety of derivative financial instruments, including swaps, caps, floors, forwards and exchange-traded financial futures and options in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $9.2 billion at June 30, 1997 ($6.8 billion related to insurance investments and $2.4 billion related to insurance liabilities) and $10.9 billion at December 31, 1996 ($8.3 billion related to life insurance investments and $2.6 billion related to insurance liabilities). Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.1 billion and $837 as of June 30, 1997 and December 31, 1996, respectively, and believes that its investment policies combined with the terms of its life insurance and annuity contracts are adequate to support its liquidity needs. The capital structure of the Company consists of debt and equity, summarized as follows:

                                                                          JUNE 30, 1997       DECEMBER 31, 1996
                                                                          -------------       -----------------
Short-term debt                                                               $   50              $   --
Long-term debt                                                                   650                  --
Allocated advances from parent                                                    --                 893
                                                                              ------              ------
 TOTAL DEBT                                                                   $  700              $  893
                                                                              ------              ------
Equity excluding unrealized gain on securities, net of tax                    $1,764              $1,245
Unrealized gain on securities, net of tax                                         42                  29
                                                                              ------              ------
 TOTAL STOCKHOLDERS' EQUITY                                                   $1,806              $1,274
                                                                              ------              ------
 TOTAL CAPITALIZATION EXCLUDING UNREALIZED GAIN ON  SECURITIES, NET OF TAX    $2,464              $2,138
                                                                              ------              ------
Debt to equity excluding unrealized gain on securities, net of tax                40%                 72%

Debt to capitalization excluding unrealized gain on securities, net of tax        28%                 42%
                                                                              ------              ------

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain, on securities, net of tax, increased by $326 as of June 30, 1997, as compared to December 31, 1996. This change was the result of $136 of net income, net proceeds from the IPO of $687, and a capital contribution in form of forgiveness of debt of $12. Offsetting these, were decreases due to a net reduction in debt of $193 and dividends of $316. As a result of the IPO and debt restructuring, both the debt to equity and debt to capitalization ratios decreased to 40% and 28% as of June 30, 1997, respectively, from 72% and 42% as of December 31, 1996, respectively. The Company's commercial paper and senior debt are rated by independent rating agencies and the Company continues to maintain debt to capital ratios consistent with these ratings.

HLI INITIAL PUBLIC OFFERING

On February 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission, as amended, relating to an IPO of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to the Company's promissory notes outstanding and the line of credit with the remaining $160 contributed to the Company's insurance subsidiaries to be used for working capital and other general corporate purposes.

DEBT

On February 7 1997, the Company declared a dividend of $1,184 payable to its direct parent, HA&I. As a result, the Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of the Company's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the "Allocated Advances"). In addition, on April 4, 1997 the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven in the form of a capital contribution from HA&I.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 17, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used for working capital and other general corporate purposes. Subsequently, the Company reduced the capacity of the line of credit from $1,300 to $250, which will be primarily used to support the commercial paper program.

DIVIDENDS FROM INSURANCE SUBSIDIARIES

The Company received dividends from its regulated life insurance subsidiaries of $27 through June 30, 1997.

CASH FLOWS

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                       -------------------
                                                          1997      1996
                                                       -------------------
Cash provided by operating activities                  $    393   $   142
Cash (used for) provided by investing activities           (159)      83
Cash used for financing activities                         (229)    (219)
Cash - beginning of period                                   72       70
                                                        -------   ------
Cash - end of period                                    $    77   $   76
                                                        -------   ------

During the first six months of 1997, cash provided by operating activities increased $251 from the prior period. The change in cash used for financing activities between periods was primarily due to declines in investment-type contracts, changes in debt and dividends paid to the Company's parent partially offset by a capital contribution and proceeds from the IPO. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

                           PART II. OTHER INFORMATION
    (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE UNLESS OTHERWISE STATED)

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, management, at the present time, does not anticipate that the ultimate liability arising from such pending or threatened litigation will have a material effect on the financial condition or operating results of the Company.

ITEM 5.  OTHER INFORMATION

On February 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission, as amended, relating to an IPO of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to the Company's promissory notes outstanding and the line of credit with the remaining $160 contributed to the Company's insurance subsidiaries to be used for working capital and other general corporate purposes.

The 26 million shares sold from the IPO represent approximately 18.6% of the equity ownership in the Company and approximately 4.4% of the combined voting power of the Company's Class A and Class B Common Stock. The Hartford owns all of the 114 million outstanding shares of Class B Common Stock of the Company, representing 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of the Company's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders.

On February 7, 1997, the Company declared a dividend of $1,184 payable to its direct parent, HA&I. As a result, the Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, which, together with a promissory note in the amount of $100, was paid as a dividend on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of the Company's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries. In addition, on April 4, 1997 the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. All of the debt related to these transactions was retired or forgiven during the second quarter of 1997.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 17, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65% debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used for working capital and other general corporate purposes. Subsequently, the Company reduced the capacity of the line of credit from $1,300 to $250, which will be primarily used to support the commercial paper program.

During the second quarter of 1997 the Company received a $12 capital contribution from its parent, HA&I, in the form of forgiven debt. Also, the Company contributed $180 to its insurance subsidiaries to be used for working capital and other general corporate purposes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibits Index

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Hartford Life, Inc.
                                 (Registrant)



                                 /s/ Gregory A. Boyko
                                 ---------------------------------
                                 Gregory A. Boyko
                                 Senior Vice President, Chief Financial Officer and Treasurer


AUGUST 13, 1997

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX


     EXHIBIT #                              DESCRIPTION
     ---------                              -----------

        10.1    Master Intercompany Agreement among Hartford Life, Inc. (the
                "Company"), The Hartford Financial Services Group, Inc. (formerly known as ITT Hartford Group, Inc.) ("The Hartford") and with respect to Articles VI and XII, Hartford Fire Insurance Company, is
                filed herewith

        10.2 Tax Sharing Agreement among The Hartford and its subsidiaries, including the Company, is filed herewith

        10.3    Management Agreement among Hartford Life Insurance Company and The
                Hartford Investment Management Company, is filed herewith

        10.4 Management Agreement among certain subsidiaries of the Company and Hartford Investment Services, Inc., is filed herewith

        10.5    Sublease Agreement between Hartford Fire Insurance Company and the
                Company, is filed herewith

        10.6 Promissory Note dated February 20, 1997, executed by the Company for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No.
                333-21459) and is incorporated herein by reference

        10.7    1997 Hartford Life, Inc. Incentive Stock Plan, is filed herewith

        10.8 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan, is filed herewith

        10.9    1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee
                Directors, is filed herewith

        10.10 Promissory Note dated April 4, 1997, executed by the Company for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit 10.16 to the Company's Registration Statement on Form
                S-1 (Amendment No. 2) dated April 24, 1997 (Registration No.
                333-21459) and is incorporated herein by reference

        11      Computation of Earnings Per Share is filed herewith.

        27      Financial Data Schedule is filed herewith.