Form 10-Q
period 1997-09-30
HARTFORD LIFE INC
filed 1997-11-14
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For The Quarterly Period Ended September 30, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]      No[  ]


    As of October 31, 1997, there were outstanding 25,988,393 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.

                                      INDEX






               PART I.  FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS                                                       PAGE

               Condensed Consolidated Statements of Income - Third Quarter and Nine Months
               Ended September 30, 1997 and 1996                                                     3

               Condensed Consolidated Balance Sheets - September 30, 1997 and
               December 31, 1996                                                                     4


               Condensed Consolidated Statements of Cash Flows - Nine Months Ended
               September 30, 1997 and 1996                                                           5

               Notes to Condensed Consolidated Financial Statements                                  6

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                   8


               PART II.  OTHER INFORMATION

               ITEM 1.  LEGAL PROCEEDINGS                                                           15

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            15

               Signature                                                                            16

                          PART I. FINANCIAL INFORMATION


    ITEM 1.   FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                            Third Quarter Ended    Nine Months Ended
                                                               September 30,         September 30,
                                                           --------------------   -------------------
    (In millions, except for per share data)                  1997       1996       1997       1996
   --------------------------------------------------------------------------------------------------
                                                                (Unaudited)           (Unaudited)
    REVENUES
      Premiums and other considerations                    $    697     $   633   $  2,058   $  2,207
      Net investment income                                     360         387      1,097      1,104
      Net realized capital gains (losses)                         1        (203)         -       (204)
   --------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                        1,058         817      3,155       3,107
   --------------------------------------------------------------------------------------------------

    BENEFITS, CLAIMS AND EXPENSES
      Benefits, claims and claim adjustment expenses            596         711      1,867      2,052
      Amortization of deferred policy acquisition costs          83          69        260        202
      Dividends to policyholders                                 48          64        120        411
      Interest expense                                           13          15         45         39
      Other insurance expenses                                  185         134        523        455
   --------------------------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                     925         993      2,815      3,159
   --------------------------------------------------------------------------------------------------

      INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)         133        (176)       340        (52)
      Income tax expense (benefit)                               50         (62)       121        (20)
   --------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                                  $     83     $  (114)  $    219   $    (32)
   --------------------------------------------------------------------------------------------------

    PRO FORMA EARNINGS (LOSS) PER SHARE (1)                $   0.59     $ (0.91)  $   1.66   $  (0.26)
    CASH DIVIDENDS DECLARED PER SHARE                      $   0.09     $     -   $   0.09   $     -
    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)              140         125        132        125
   --------------------------------------------------------------------------------------------------

    (1) See Note 3 of Notes to Condensed Consolidated Financial Statements for further explanation.



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,  December 31,
(In millions, except for share data)                                           1997          1996
-------------------------------------------------------------------------- -----------   -----------
                                                                            (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost
   of $16,301 and $15,659)                                                 $    16,563   $    15,711
   Equity securities, available for sale, at fair value                            160           119
   Policy loans, at outstanding balance                                          3,750         3,839
   Other investments, at cost                                                      177           161
-------------------------------------------------------------------------- -----------   -----------
     Total investments                                                          20,650        19,830
   Cash                                                                             57            72
   Premiums and amounts receivable                                                 159           170
   Reinsurance recoverable                                                       5,747         5,839
   Deferred policy acquisition costs                                             3,200         2,800
   Deferred income tax                                                             482           543
   Other assets                                                                  1,059           909
   Separate account assets                                                      64,279        49,770
-------------------------------------------------------------------------- -----------   -----------
      TOTAL ASSETS                                                         $    95,633   $    79,933
-------------------------------------------------------------------------- -----------   -----------

LIABILITIES
   Future policy benefits                                                  $     4,594   $     3,986
   Other policyholder funds                                                     21,267        22,253
   Short-term debt                                                                  50             -
   Long-term debt                                                                  650             -
   Allocated advances from parent                                                    -           893
   Other liabilities                                                             2,784         1,757
   Separate account liabilities                                                 64,279        49,770
-------------------------------------------------------------------------- -----------   -----------
      TOTAL LIABILITIES                                                         93,624        78,659
-------------------------------------------------------------------------- -----------   -----------


STOCKHOLDERS' EQUITY
  Preferred stock - authorized 50,000,000; no shares issued and
       outstanding, par value $0.01                                                  -             -
  Common stock - authorized 1,000; issued and outstanding 100 shares,
       par value $0.01                                                               -             -
  Class A common stock at September 30, 1997 - authorized 600,000,000;
       issued 26,061,530 shares, par value $0.01                                     -             -
  Class B common stock at September 30, 1997 - authorized 600,000,000;
        issued and outstanding 114,000,000 shares, par value $0.01                   1             -
   Capital surplus                                                               1,283           585
   Treasury Stock at September 30, 1997 - 73,137 shares                             (3)            -
   Net unrealized gain on securities, net of tax                                   177            29
   Retained earnings                                                               551           660
-------------------------------------------------------------------------- -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY                                                 2,009         1,274
-------------------------------------------------------------------------- -----------   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    95,633   $    79,933
-------------------------------------------------------------------------- -----------   -----------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             --------------------
(In millions)                                                                  1997          1996
--------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                           $   219     $   (32)
ADJUSTMENTS TO NET INCOME (LOSS):
  Depreciation and amortization                                                    17           5
  Net realized capital losses                                                      --         204
  Decrease in premiums receivable                                                  11           5
  Increase in other liabilities                                                   165         322
  Change in receivables, payables, and accruals                                   (47)         31
  Increase (decrease) in accrued taxes                                             79         (64)
  Increase in deferred income taxes                                               (16)       (186)
  Increase in deferred policy acquisition costs                                  (400)       (404)
  Increase in liability for future policy benefits                                616         235
  Increase in reinsurance recoverables and other related assets                  (128)         (2)
-------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                        516         114
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of fixed maturity investments                                      (5,775)     (4,853)
  Sales of fixed maturity investments                                           3,834       2,632
  Maturities and principal paydowns of fixed maturity investments               1,804       2,286
  Purchases of other investments                                                 (144)       (397)
  Sales of other investments                                                      141          78
  Net (purchases) sales of short-term investments                                 (89)        477
-------------------------------------------------------------------------------------------------
     CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                            (229)        223
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Increase in short-term debt                                                      50          --
  Increase in long-term debt                                                      650          --
  Decrease in allocated advances from parent                                     (893)         --
  Dividends paid                                                                 (328)         --
  Net disbursements for investment and universal life-type contracts
    charged against policyholder accounts                                        (477)       (344)
  Net proceeds from the sale of common stock                                      687          --
  Capital contributions by Parent                                                  12          --
  Acquisition of treasury stock                                                    (3)         --
-------------------------------------------------------------------------------------------------
     CASH USED FOR FINANCING ACTIVITIES                                          (302)       (344)
-------------------------------------------------------------------------------------------------
  Decrease in cash                                                                (15)         (7)
  Cash - beginning of period                                                       72          70
-------------------------------------------------------------------------------------------------
     CASH - END OF PERIOD                                                     $    57     $    63
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                  $    63     $   185
Interest                                                                      $    31     $    39

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Capital contribution                                                          $    12     $    --



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)



NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES


(a)      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

NOTE 2.  INITIAL PUBLIC OFFERING ("IPO")

On February 10, 1997, the Company filed a registration statement with the Securities and Exchange Commission, as amended, relating to the IPO of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to the Company's promissory notes outstanding and the line of credit discussed in Note 4 and the remaining $160 was contributed to the Company's insurance subsidiaries to be used for working capital and other general corporate purposes.

The 26 million shares sold in the IPO represent approximately 18.6% of the equity ownership in the Company and approximately 4.4% of the combined voting power of the Company's Class A and Class B Common Stock. The Hartford Financial Services Group, Inc. ("The Hartford"), an indirect parent of the Company, owns all of the 114 million outstanding shares of Class B Common Stock of the Company, representing approximately 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of the Company's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share.

NOTE 3.  EARNINGS PER SHARE

Pro forma earnings per share is calculated based upon the weighted average common shares deemed to be outstanding during the respective periods. For periods prior to the closing of the Company's IPO (May 27, 1997), outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus an assumed issuance of 11 million shares of Class A Common Stock (the number of shares that, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in net proceeds equal to the excess of the amount of the February and April 1997 dividends over the 1996 earnings and the allocated advances from parent). For the period subsequent to the closing of the IPO, outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus approximately 26 million shares of Class A Common Stock owned by the public.

Pro forma effect has also been given for all periods presented for the conversion of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

If the weighted average common shares outstanding were 140 million (representing the weighted average shares outstanding as of the third quarter and nine months ended September 30, 1997) for all periods presented, then the earnings per share would have been $0.59 and $1.56 for the third quarter and nine months ended September 30, 1997, respectively, and a loss per share of $0.81 and $0.23 for the third quarter and nine months ended September 30, 1996, respectively.

NOTE 4.  DEBT

On February 7, 1997, the Company declared a dividend of $1,184 payable to its direct parent, Hartford Accident and Indemnity Company ("HA&I"). The Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of the Company's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the "Allocated Advances"). In addition, on April 4, 1997, the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven and treated as a capital contribution from HA&I.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 17, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65%
debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used for working capital and other general corporate purposes. Subsequently, the Company reduced the capacity of the line of credit from $1,300 to $250, which will be primarily used to support the commercial paper program.

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE DATA UNLESS OTHERWISE STATED)



Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of the Company as of September 30, 1997, compared with December 31, 1996, and its results of operations for the third quarter and nine months ended September 30, 1997 compared with the equivalent 1996 periods. This discussion should be read in conjunction with the MD&A in the Company's Registration Statement on Form S-1 (Amendment No.3) filed on May 21, 1997.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of these future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX


Consolidated Results of Operations:  Operating Summary          8
Annuity                                                         9
Individual Life Insurance                                      10
Employee Benefits                                              10
Guaranteed Investment Contracts                                11
Investments                                                    11
Capital Resources and Liquidity                                13



CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                         THIRD QUARTER ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                          ------------------     ------------------
                                            1997       1996        1997       1996
                                          -------    -------     -------    -------
REVENUES                                  $ 1,058    $   817     $ 3,155    $ 3,107
EXPENSES                                      975        931       2,936      3,139
                                          -------    -------     -------    -------
   NET INCOME (LOSS)                      $    83    $  (114)    $   219    $   (32)
                                          =======    =======     =======    =======



The Company's insurance business operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of business written prior to 1995. The Company also maintains a Corporate operation through which it reports items that are not directly allocable to any of its business segments.


The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation: Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These include, in the Individual Annuity area, individual variable annuities, fixed market value adjusted ("MVA") annuities, and mutual funds; and in the Group Annuity area, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life insurance. The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short- and long-term disability and accidental death and dismemberment. Specialty Insurance primarily consists of the Company's corporate owned life insurance ("COLI") business, and its international operations. The Guaranteed Investment Contracts segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts ("Closed Book GRC"). The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

Revenues for the third quarter and nine months ended September 30, 1997 increased $241, or 29%, and $48, or 2%, respectively, compared to the same periods in 1996. Excluding COLI revenues and the September 1996 net realized capital losses of $210 associated with Closed Book GRC, revenues for the third quarter and nine months ended September 30, 1997 increased $104, or 13%, and $341, or 15%, respectively, over the comparable periods in 1996. The increase was primarily due to increased revenues in the Individual Annuity segment of $76 and $177 for the third quarter and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase was due to higher fee income on individual variable annuity account values where the average account value grew approximately $13.8 billion as of the third quarter of 1997 over the prior period and new sales which were approximately $7.2 billion for the nine months ended September 30, 1997 as compared with $6.9 billion for the same period in 1996. Additionally, revenues in the Group Insurance operation of the Employee Benefits segment increased $40 and $156 for the third quarter and nine months ended September 30, 1997, over the comparable period in 1996, as a result of continued growth in the group life and disability business due to higher sales and renewals. COLI revenues were $150 and $472 for the third quarter and nine months ended September 30, 1997, and declined $73 and $503, respectively, due to the impact of the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996") which phases out the deductibility of interest on policy loans under leveraged COLI by the end of 1998 and virtually eliminates new sales of leveraged COLI. The Company continues to write variable COLI.

Expenses for the third quarter and nine months ended September 30, 1997 increased $44, or 5%, and decreased $203, or 6%, respectively, over prior year. Excluding COLI and other charges and related tax benefits taken in September 1996 related to Closed Book GRC, expenses for the third quarter and nine months ended September 30, 1997 increased $76, or 10%, and $260, or 12%, respectively, over the comparable period in 1996. This increase was primarily driven by higher benefits and expenses related to the strong growth in the Annuity segment and the Group Insurance operation of the Employee Benefits segment. COLI expenses were $143 and $452 as of the third quarter and nine months ended September 30, 1997, and declined $73 and $504, respectively, due to decreases in COLI sales as discussed above.

Net income for the third quarter and nine months ended September 30, 1997 was $83 and $219 as compared to a loss of $114 and $32 for the same periods in 1996. The losses for the third quarter and nine months ended September 30, 1996 include losses of $179 and $210, primarily related to Closed Book GRC. Excluding these losses, operating income grew $18, or 28%, and $41, or 23%, for the third quarter and nine months ended September 30, 1997, respectively, over the prior periods. This increase was driven by growth in the Annuity, Individual Life Insurance, and the Group Insurance operation of the Employee Benefits segments of 39%, 36%, and 23%, respectively, for the third quarter and 36%, 27%, and 24%, respectively, for the nine months ended September 30, 1997. Partially offsetting the growth in net income of the business segments was an increase in interest expense in the Corporate segment of $6 for the nine months ended September 30, 1997, as compared to the same period in 1996, resulting from increased indebtedness in conjunction with the repayment of allocated advances from the Company's parent prior to the IPO.

SEGMENT RESULTS

The Company's reporting segments, which reflect the management structure of the Company, consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.


Below is a summary of net income (loss) by segment.



                                 THIRD QUARTER ENDED  NINE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                   -----------------------------------
                                    1997     1996      1997      1996
                                   -----     -----     -----     -----
ANNUITY                            $  53     $  38     $ 145     $ 107
INDIVIDUAL LIFE INSURANCE             15        11        38        30
EMPLOYEE BENEFITS                     23        22        65        58
GUARANTEED INVESTMENT CONTRACTS       --      (184)       --      (214)
CORPORATE OPERATION                   (8)       (1)      (29)      (13)
                                   -----     -----     -----     -----
    NET INCOME (LOSS)              $  83     $(114)    $ 219     $ (32)
                                   =====     =====     =====     =====


The sections that follow analyze each segment's results. Specific topics such as investment results are discussed separately following the segment overviews.

ANNUITY

                                         THIRD QUARTER ENDED  NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                           ----------------------------------
                                           1997      1996      1997      1996
                                           ----      ----      ----      ----
REVENUES                                   $336      $244      $926      $713
EXPENSES                                    283       206       781       606
                                           ----      ----      ----      ----
   NET INCOME                              $ 53      $ 38      $145      $107
                                           ====      ====      ====      ====


Revenues increased $92, or 38%, and $213, or 30%, for the third quarter and the nine months ended September 30, 1997, respectively, over the comparable periods in 1996. This increase was driven by higher fees earned on growth in account values, primarily from the Company's individual annuity business, where revenues increased $76, or 49%, and $177, or 40%, for the third quarter and nine months ended September 30, 1997, respectively, compared to the same period in 1996. The average account value for individual variable annuities grew $13.8 billion to $38.7 billion for the nine months ended September 30, 1997 from $24.9 billion for the nine months ended September 30, 1996 due to strong sales and market appreciation in the separate account assets. New individual annuity sales were approximately $2.6 billion and $7.6 billion for the third quarter and nine months ended September 30, 1997, respectively, as compared to sales of $2.4 billion and $7.4 billion, respectively, for the same periods of 1996. Also, group annuity revenues increased $16 and $36 for the third quarter and nine months ended September 30, 1997, respectively, as compared to the prior periods. The average account value for group annuities grew $1.5 billion to $9.8 billion as of September 30, 1997 from $8.3 billion as of September 30, 1996. Additionally, new group annuity sales were $165 and $520 for the third quarter and nine months ended September 30, 1997, respectively. Total annuity expenses increased $77, or 37%, and $175, or 29% for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. This increase is a result of increased interest credited, amortization of deferred acquisition costs, taxes and other expenses related to increased sales and higher account values on this growing block of business. Net income grew $15, or 39%, and $38, or 36%, in the third quarter of 1997 and for the nine months ended September 30, 1997, respectively, over the same periods in 1996.


INDIVIDUAL LIFE INSURANCE

                   THIRD QUARTER ENDED       NINE MONTHS ENDED
                      SEPTEMBER 30,            SEPTEMBER 30,
                     ----------------------------------------
                     1997        1996        1997        1996
                     ----        ----        ----        ----
REVENUES             $129        $115        $376        $347
EXPENSES              114         104         338         317
                     ----        ----        ----        ----
   NET INCOME        $ 15        $ 11        $ 38        $ 30
                     ====        ====        ====        ====


Revenues in this segment increased $14, or 12%, and $29, or 8%, for the third quarter and nine months ended September 30, 1997, respectively, over the same periods in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company which increased 1996 revenues by $9. Excluding this transaction, revenues for the nine months ended September 30, 1997 increased $38, or 11%, over the prior year. This growth was driven by increased cost of insurance charges and other fee income earned on this growing block of business. Life insurance in-force grew $3.1 billion to $53.8 billion as of September 30, 1997 from $50.7 billion for the same period in 1996, primarily due to sales of variable life products. In addition, new sales were $34 and $90 for the third quarter and nine months ended September 30, 1997, respectively. Total expenses grew $10, or 10%, and $21, or 7%, for the third quarter and nine months ended September 30, 1997, respectively, over the same periods in 1996, as a direct result of the segment's premium growth. Net income for the segment increased $4, or 36%, and $8, or 27% for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same period in 1996.


EMPLOYEE BENEFITS

                     THIRD QUARTER ENDED           NINE MONTHS ENDED
                         SEPTEMBER 30,                SEPTEMBER 30,
                     ------------------------------------------------
                      1997          1996          1997          1996
                     ------------------------------------------------
REVENUES             $  522        $  582        $1,641        $2,016
EXPENSES                499           560         1,576         1,958
                     ------        ------        ------        ------
   NET INCOME        $   23        $   22        $   65        $   58
                     ======        ======        ======        ======


Revenues decreased $60, or 10%, and $375, or 19%, for the third quarter and nine months ended September 30, 1997, respectively, over the same periods last year. This decrease was primarily attributable to the COLI business for which associated revenues decreased $73 and $503 for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease in COLI revenues is primarily a result of the HIPA Act of 1996 (which phases out the deductibility of interest on policy loans under leveraged COLI by 1998). Partially offsetting this decrease was an increase in Group Insurance revenues of $40 and $156 for the third quarter and nine months ended September 30, 1997, respectively, over the same periods in 1996. The increase in revenues is mainly attributable to premium growth in all lines within Group Insurance, as a result of strong new business sales and renewals. Group Insurance sales were $93 and $316 for the third quarter and nine months ended September 30, 1997, respectively, an increase of $14, or 18% and $49, or 18%, over the same periods in 1996.

Expenses decreased $61, or 11%, and $382, or 20%, as of the third quarter and nine months ended September 30, 1997, respectively, over the same periods in 1996. COLI expenses decreased $73, or 34%, and $504, or 53%, for the quarter and nine months ended September 30, 1997, respectively, over the same periods last year. Offsetting the decrease in COLI expenses was an increase in Group Insurance expenses of $37, or 11%, and $148, or 15%, for the three and nine months ended September 30, 1997, respectively, over the same periods last year. This increase is a result of higher benefits, claims and other insurance expenses due to the growth in the Group Insurance block of business.

Net income increased $1, or 5%, and $7, or 12%, for the third quarter and nine months ended September 30, 1997, respectively, over the same periods in 1996. Specialty Insurance had net earnings of $7 and $23 for the third quarter and nine months ended September 30, 1997, as compared to earnings of $9 and $24 for the same period in 1996. The 1997 results were impacted by a third quarter operating loss of approximately $3 related to the Company's International operations which was offset by an approximate gain of $4 related to the sale of the Company's conventional block of reinsurance business. The International results were primarily driven by a $4 operating loss related to the Company's start-up operations in Argentina. Net income for the Group Insurance operation increased $3, or 23%, and $8, or 24%, for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same period in 1996.


GUARANTEED INVESTMENT CONTRACTS


                    THIRD QUARTER ENDED       NINE MONTHS ENDED
                     SEPTEMBER 30,             SEPTEMBER 30,
                   ---------------------------------------------
                   1997         1996          1997         1996
                   -----        -----         -----        -----
REVENUES           $  62        $(163)        $ 196        $ (23)
EXPENSES              62           21           196          191
                   =====        =====         =====        =====
   NET LOSS        $  --        $(184)        $  --        $(214)
                   =====        =====         =====        =====


This segment reported no net income for the third quarter and nine months ended September 30, 1997, respectively, as compared with a $184 loss and a $214 loss for the same periods last year. Exclusive of net realized capital losses and other charges taken in the third quarter of 1996 related to Closed Book GRC (See the discussions related to Closed Book GRC in the Company's Registration Statement on Form S-1 (Amendment No. 3) filed on May 21, 1997), this segment had an operating loss of $15 and $45 for the quarter and nine months ended September 30, 1996, respectively. These 1997 results are consistent with management's expectations that net income (loss) from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC due to actions taken in the third quarter of 1996. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

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

Invested assets, excluding separate accounts, totaled $20.7 billion at September 30, 1997 and were comprised of $16.6 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $.3 billion. Policy loans, which are secured by the cash value of the policy, carried a weighted-average interest rate of 9.47% and 12.03% as of September 30, 1997 and 1996, respectively. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                        FIXED MATURITIES BY TYPE
---------------------------------------------------------------------
                                SEPTEMBER 30, 1997  DECEMBER 31,1996
---------------------------------------------------------------------
                                 FAIR               FAIR
TYPE                             VALUE   PERCENT    VALUE     PERCENT
---------------------------------------------------------------------
Corporate                       $7,850      47.4%   $7,587      48.3%
ABS                              3,471      20.9%    2,693      17.1%
Commercial MBS                   1,537       9.3%    1,098       7.0%
CMO                              1,073       6.5%    2,150      13.7%
Short-term                       1,204       7.3%      765       4.9%
MBS - agency                       545       3.3%      402       2.6%
Gov't/Gov't  agencies - For.       442       2.7%      395       2.5%
Municipal - taxable                253       1.5%      266       1.7%
Gov't/Gov't agencies - U.S.        187       1.1%      355       2.2%
Municipal - tax-exempt            1         --        --        --
---------------------------------------------------------------------
  TOTAL FIXED MATURITIES       $16,563     100.0%   $15,711    100.0%
---------------------------------------------------------------------


During the first nine months of 1997, the Company reduced its CMO exposure by approximately 50% with the proceeds re-deployed primarily into the asset backed sector. This is consistent with the Company's objective of managing exposure to securities that "underperform" in a falling interest rate environment.

The Company continued to maintain a high quality fixed maturities portfolio. As of September 30, 1997, approximately 99% of the fixed maturities portfolio was invested in investment-grade securities.

                       FIXED MATURITIES BY CREDIT QUALITY
------------------------------------------------------------------------------
                                SEPTEMBER 30, 1997       DECEMBER 31, 1996
------------------------------------------------------------------------------
                                FAIR                     FAIR
  CREDIT QUALITY                VALUE      PERCENT       VALUE      PERCENT
------------------------------------------------------------------------------
 AAA                           $3,010       18.2%       $4,695       29.9%
 AA                             1,886       11.4%        1,902       12.1%
 A                              5,756       34.7%        5,366       34.2%
 BBB                            3,053       18.4%        2,581       16.4%
 BB & below                        71        0.4%           49        0.3%
 U.S. Gov't/Gov't agencies      1,583        9.6%          353        2.2%
 Short-term                     1,204        7.3%          765        4.9%
------------------------------------------------------------------------------
  TOTAL FIXED  MATURITIES     $16,563      100.0%      $15,711      100.0%
------------------------------------------------------------------------------


INVESTMENT RESULTS

The table below summarizes the Company's results.

                           THIRD QUARTER ENDED    NINE MONTHS  ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
----------------------------------------------------------------------
                            1997        1996        1997        1996
----------------------------------------------------------------------
Net investment income,      $360       $ 387       $1,097      $1,104
  before-tax
Yield on average
  invested assets,           7.1%        7.9%         7.3%        7.4%
  before-tax [1]
Net realized
  capital losses,           $  1       $(203)      $    -      $ (204)
  before-tax
----------------------------------------------------------------------


[1] Represents annualized nine months net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1997, net investment income totaled $360 compared to $387 in 1996, a decrease of 7%. For the nine months ended September 30, 1997, net investment income was $1,097 compared to $1,104 in 1996, a decrease of less than one percent. For the third quarter ended September 30, 1997, before-tax yields decreased to 7.1% from 7.9% in 1996; and, for the nine months ended September 30, 1997 before-tax yields decreased to 7.3% from 7.4% in 1996. The decrease in net investment income and yields was primarily attributable to a decrease in policy loan yields with respect to the COLI block of business and declining market interest rates.

Net realized capital gains for the third quarter ended September 30, 1997 were $1 as compared to net realized capital losses of $203 for the same period in 1996. There were no net realized capital gains for the nine months ended September 30, 1997, as compared to realized losses of $204 for the same period in 1996. The 1996 capital losses were attributable to the writedown and sale of certain securities within the GRC portfolio.

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to fund obligations to policyholders and contractholders, hedging against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the Company employs a variety of derivative financial instruments, including swaps, caps, floors, forwards, options, and exchange-traded financial futures in order to hedge exposure to price, foreign currency and/or interest rate risk on anticipated investment purchases or existing assets and liabilities. The notional amounts of derivative contracts represent the basis upon which pay and receive amounts are calculated and are not reflective of credit risk for derivative contracts. Credit risk for derivative contracts is limited to the amounts calculated to be due to the Company on such contracts. The Company believes it maintains prudent policies regarding the financial stability and credit standing of its major counterparties and typically requires credit enhancement provisions to further limit its credit risk. Many of these derivative contracts are bilateral agreements that are not assignable without the consent of the relevant counterparty. Notional amounts pertaining to derivative financial instruments totaled $9.3 billion at September 30, 1997 ($7.0 billion related to insurance investments and $2.3 billion related to insurance liabilities) and $10.9 billion at December 31, 1996 ($8.3 billion related to insurance investments and $2.6 billion related to insurance liabilities). The decrease in notional amounts pertaining to derivative financial instruments was primarily due to continued liquidation of the Closed Book GRC asset portfolio. Management believes that the use of derivatives allows the Company to sell more innovative products, capitalize on market opportunities and execute a more flexible investment strategy for its general account portfolio.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.3 billion and $837 as of September 30, 1997 and December 31, 1996, respectively, and believes that its investment policies combined with the terms of its life insurance and annuity contracts are adequate to support its liquidity needs. The capital structure of the Company consists of debt and equity, summarized as follows:


                                                                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                                $     50           $      -
Long-term debt                                                                                      650                  -
Allocated advances from parent                                                                        -                893
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL DEBT                                                                                    $    700           $    893
--------------------------------------------------------------------------------------------------------------------------------
Equity excluding net unrealized gain on securities, net of tax                                 $  1,832           $  1,245
Unrealized gain on securities, net of tax                                                           177                 29
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                                    $  2,009           $  1,274
 -------------------------------------------------------------------------------------------------------------------------------
 TOTAL CAPITALIZATION EXCLUDING NET UNREALIZED GAIN ON SECURITIES,  NET OF TAX                 $  2,532           $  2,138
--------------------------------------------------------------------------------------------------------------------------------
Debt to equity excluding net unrealized gain on securities, net of tax                               38%                72%
Debt to capitalization excluding net unrealized gain on securities, net of tax                       28%                42%
--------------------------------------------------------------------------------------------------------------------------------



CAPITALIZATION


The Company's total capitalization, excluding net unrealized gain on securities, net of tax, increased by $394, or 18%, as of September 30, 1997, as compared to December 31, 1996. This change was impacted by $219 of net income, net proceeds from the IPO of $687, and a $12 capital contribution in the form of debt forgiveness. These increases in capitalization were partially offset by a net reduction in debt of $193 and dividends of $328. As a result of the IPO and debt restructuring, both the debt to equity and debt to capitalization ratios decreased to 38% and 28% as of September 30, 1997, respectively, from 72% and 42% as of December 31, 1996, respectively. The Company's commercial paper and senior debt are rated by independent rating agencies and the Company continues to maintain debt to capital ratios consistent with these ratings. In addition, during the third quarter of 1997, to make shares available to employees pursuant to certain stock-based benefit plans, the Company repurchased 100,000 shares of its common stock in the open market at a total cost of $4. The Company currently intends to purchase shares of its common stock to make shares available for its various employee stock-based benefit plans.

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


DIVIDENDS FROM INSURANCE SUBSIDIARIES

The Company received dividends from its regulated life insurance subsidiaries of $45 through September 30, 1997.

CASH FLOWS

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,

                                                1997       1996
--------------------------------------------------------------------
Cash provided by operating activities         $    516     $   114
Cash (used for) provided by investing
  activities                                      (229)        223
Cash used for financing activities                (302)       (344)
Cash - beginning of period                          72          70
--------------------------------------------------------------------
Cash - end of period                          $     57     $    63
--------------------------------------------------------------------


During the first nine months of 1997, cash provided by operating activities increased $402 from the prior period. The change in cash used for or provided by investing activities primarily reflects the investment of cash from operating activities. The change in cash used for financing activities between periods was primarily due to proceeds from the IPO partially offset by declines in investment-type contracts and changes in debt and dividends paid to the Company's parent. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

(b) Reports on Form 8-K - None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Hartford Life, Inc.
                                  (Registrant)



                                  /s/ Gregory A. Boyko
                                  ----------------------------------------------
                                  Gregory A. Boyko
                                  Senior Vice President, Chief Financial Officer and Treasurer





NOVEMBER 13, 1997

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX


        EXHIBIT #                       DESCRIPTION
        ---------                       -----------

          10.1      Employment Agreement dated July 1, 1997 between Hartford Life, Inc. and The
                    Hartford Financial Services Group, Inc. ("The Hartford") and Lowndes A. Smith
                    was filed as exhibit 10.02 to the Hartford's Form 10-Q filed for the quarter ended September 30, 1997, and is incorporated herein by reference

          11        Computation of Earnings Per Share is filed herewith.

          27        Financial Data Schedule is filed herewith.