Form 10-K
period 1997-12-31
HARTFORD LIFE INC
filed 1998-03-27
CIK 1032204

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

Securities registered pursuant to section 12(b) of the Act: the following, which is registered on the New York Stock Exchange, Inc.:

     Class A Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  [X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, there were outstanding 25,990,382 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 of Class B Common Stock, $0.01 per share, of the registrant. The aggregate market value of the shares of the registrant's common equity held by non-affiliates of the registrant was $1,113,923,187 based on the closing price of $43.06 per share of the Class A Common Stock on the New York Stock Exchange on February 27, 1998.

                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

[HARTFORD LIFE             HARTFORD LIFE, INC. AND ITS SUBSIDIARIES ("HARTFORD
ARTWORK (ELK)]             LIFE") IS A LEADING INSURANCE AND FINANCIAL SERVICES
                           ORGANIZATION PROVIDING PRE-RETIREMENT SAVINGS, ESTATE
                           PLANNING, EMPLOYEE BENEFITS AND MUTUAL FUND PRODUCTS.

                           A MAJORITY OWNED SUBSIDIARY OF THE HARTFORD FINANCIAL SERVICES GROUP, INC., HARTFORD LIFE IS THE NATION'S LARGEST WRITER OF INDIVIDUAL ANNUITIES AND A TOP PROVIDER OF BOTH INDIVIDUAL LIFE INSURANCE AND EMPLOYEE BENEFITS.



                                    CONTENTS

         ITEM  DESCRIPTION                                                PAGE

PART I     1   Business of Hartford Life                                    2
           2   Properties                                                  11
           3   Legal Proceedings                                           11
           4   Submission of Matters to a Vote of Security Holders         11

PART II    5   Market for Hartford Life's Common Stock and Related
               Stockholder Matters                                         11
           6   Selected Financial Data                                     12
           7   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         13
          7A   Quantitative and Qualitative Disclosures About
               Market Risk                                                 32
           8   Financial Statements and Supplementary Data                 32
           9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         32

PART III  10   Directors and Executive Officers of Hartford Life           32
          11   Executive Compensation                                      32
          12   Security Ownership of Certain Beneficial Owners and
               Management                                                  33
          13   Certain Relationships and Related Transactions              33

PART IV   14   Exhibits, Financial Statements, Schedules and Reports
               on Form 8-K                                                 33
               Signatures                                                II-1
               Exhibits Index                                            II-2

                                     PART I

                        ITEM 1. BUSINESS OF HARTFORD LIFE
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)

GENERAL

Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company"), an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), is headquartered in Simsbury, Connecticut, and is a leading insurance and financial services company. Hartford Life provides (i) annuity products, such as individual variable annuities and fixed market value adjusted ("MVA") annuities, deferred compensation and retirement plan services and mutual funds for savings and retirement needs to over 1 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers and (iii) employee benefits products such as group life and group disability insurance for the benefit of over 15 million individuals. According to the latest publicly available data, with respect to the United States, the Company is the largest writer of both total individual annuities and individual variable annuities based on sales for the year ended December 31, 1997, the sixth largest consolidated life insurance company based on statutory assets as of December 31, 1996, and the second largest writer of group long-term disability insurance based on premiums written for the nine months ended September 30, 1997. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life's products and services as individuals increasingly save and plan for retirement, protect their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

The Company strives to maintain and enhance its position as a market leader within the financial services industry and to maximize shareholder value. The Company has pursued a strategy of selling diverse and innovative products through multiple distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets increased 26% to $101 billion and stockholders' equity was $2.1 billion as of December 31, 1997. In addition, Hartford Life generated $4.7 billion in revenues and $306 in net income in 1997.

Distribution

Hartford Life utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,350 national and regional broker-dealers and approximately 450 banks. This broad network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. Hartford Life sells fixed MVA annuities, variable annuities, mutual funds, single premium variable life insurance, and retirement plan services through its broker-dealer and bank distribution systems.

Products

Hartford Life provides its customers an innovative and diverse mix of products and services directed at serving people's needs throughout the different stages of their lives and during varying economic cycles. The Company offers a variety of variable and fixed MVA annuity products with funds managed both internally and by several outside money managers including Wellington Management Co., LLP ("Wellington") and Putnam Financial Services, Inc. ("Putnam"). The Company regularly introduces new and innovative products and services to the market. For example, Hartford Life was the leader in developing and marketing fixed annuities with an MVA feature which protects the Company from losses due to higher interest rates in the event of early surrender. The Company was also a leader in the introduction of a "managed disability" approach to the group disability insurance market, which focuses on early claimant intervention in an effort to facilitate a claimant's return to work and to contain costs.

Customer Service, Technology and Economies of Scale

Hartford Life has achieved advantageous economies of scale and operating efficiencies due to its growth, attention to expense management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company has been able to reduce its individual annuity operating expenses as a percentage of total individual annuity account value to 25 basis points in 1997 from 28 basis points in 1996 and 31 basis points in 1995. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling, and servicing its products and as a result provides high-quality customer service. The Company was recently awarded, for the second consecutive year, one of the six Quality Tested Service Seals given by DALBAR Inc., a recognized independent research organization. This award was also given to one of the Company's strategic partners, Putnam, for the Putnam Capital Manager Variable Annuity, which is also administered through Hartford Life. The DALBAR award is given in recognition of those organizations who achieve the highest tier of customer service in the variable annuity industry.

Risk Management

Hartford Life's product designs, prudent underwriting standards, and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity. As of December 31, 1997, the Company minimized its exposure to risks associated with early surrender through liabilities which were non-guaranteed, supported by policy loans, possessed market value adjustments or surrender charges, or contained non-surrenderability provisions. As a result, 99% of the Company's insurance liabilities were protected and 97% of the Company's individual annuity account value was subject to surrender charges. The Company also enforces disciplined claims management to protect against greater than expected mortality and morbidity experience and regularly monitors its underwriting, mortality and morbidity assumptions to determine if experience remains consistent with assumptions and pricing.

Brand Name and Financial Strength

The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, enhance strategic alliances, and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford, the Company has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of the Company's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of the Company's Initial Public Offering ("IPO") of its Class A Common Stock or one year after receipt by the Company of written notice of The Hartford's intention to revoke the license.

BUSINESS SEGMENTS

Hartford Life operates in three principal business segments: Annuity, Individual Life Insurance and Employee Benefits. The Company also maintains a Guaranteed Investment Contracts segment, which is primarily comprised of guaranteed rate contract business written prior to 1995 ("Closed Book GRC") and a Corporate Operation through which it reports net investment income on assets representing surplus not assigned to any of its business segments and certain other revenues and expenses not specifically allocable to any of its business segments. The following is a description of each segment, including a discussion of principal products, methods of distribution, and competitive environments. Additional information on Hartford Life's business segments may be found in the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") on pages 13 to 18 and Note 17 of Notes to Consolidated Financial Statements.

ANNUITY

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. The Company offers a variety of products within this segment, reflecting the diverse nature of the market. These products include fixed and variable annuities, certain deferred compensation and retirement plan services for municipal governments and corporations, structured settlements, mutual funds, investment management services and certain other financial products. The Annuity segment distributes its products primarily through broker-dealers and financial institutions for individual sales, and primarily through internal personnel of the Company for institutional sales. Growth in the Company's assets over the last several years has been driven primarily by its sales of variable annuities. New sales and market appreciation, net of surrenders, have increased the Annuity segment account value to $67.0 billion at December 31, 1997 from $50.8 billion at December 31, 1996. The Annuity segment generated revenues of $1.3 billion and $1.0 billion and net income of $202 and $145 in 1997 and 1996, respectively.

Individual Annuity

The Company is the market leader in the annuity industry and was the number one writer of individual variable annuities for the years ended December 31, 1997 and 1996, with total individual annuity sales of $10.2 billion and $9.8 billion, respectively. The Company sells both variable and fixed annuity products, with single and flexible premium payment options, through a wide distribution network of broker-dealers and other financial institutions. Individual variable annuity sales were $9.7 billion and $9.3 billion in 1997 and 1996, respectively, and the Company held an 11% market share as of December 31, 1997, according to information compiled by Variable Annuity Research and Data Service ("VARDS"). In each of the last two years, the Company has sold approximately 66% of its individual annuities through broker-dealers and 34% of its individual annuities through banks.

Individual annuity account value totaled $56.3 billion, with individual variable annuity account value representing $46.9 billion which has grown significantly from $9.7 billion at December 31, 1993. Approximately 92% of the individual variable annuity account value was held in non-guaranteed separate accounts at December 31, 1997. The Company earns fees for managing annuity assets (based on its account value) and maintaining policyholder accounts, which totaled over 1 million as of December 31, 1997. The Company's individual annuity products, principally consisting of variable and fixed MVA annuities, generally are priced to earn an after-tax margin of approximately 35 to 40 basis points on average total account value and the Company has achieved such earnings in each of the past five years.

With respect to variable annuities, the Company uses specified portions of the periodic premiums of a customer to purchase units in one or more mutual funds, as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies as they deem appropriate without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options. Deposits of varying amounts may be made at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, the Company's individual annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 7% of the contract's face amount which reduce to zero on a sliding scale, usually within seven policy years. The growth of the Company's individual variable annuity account value has been considerable for the past several years, due to strong sales, market appreciation and low levels of surrenders.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington, Putnam, and Dean Witter InterCapital, Inc., who have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of its annuities and the strength of its product offerings. Two of the industry's four leading variable annuities, The Director and Putnam Capital Manager Variable Annuity (based on sales for the year ended
1997) are sponsored by Hartford Life and are managed in part by Wellington and Putnam, respectively.

Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money will be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms of one, three, five, six, seven, eight, nine, or ten years with an average term of approximately seven years. Account value of fixed MVA annuities have remained stable at approximately $9.0 billion at December 31, 1997 and 1996.

In September 1996, the Company launched eight retail mutual funds. Six of these funds are managed by Wellington and closely resemble the Company's Director variable annuity equity funds. The other funds are managed by Hartford Investment Management Company, a wholly owned subsidiary of The Hartford. The Company has entered into agreements with over 400 financial services firms to distribute these mutual funds. During 1997, the Company had mutual fund sales of $869 bringing total mutual fund assets to $972 as of December 31, 1997. The fund family was recognized as the fastest growing, non-proprietary mutual fund family in 1997, according to Strategic Insight, an industry research association. In addition, in January 1998, the fund family was also recognized as the fastest non-proprietary mutual fund family to reach $1.0 billion in assets when it reached that level in less than eighteen months of existence.

Group Annuity

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Company also provides products and services to plans created under Section 401(k) and 403(b) of the Internal Revenue Code.

The Company presently administers approximately 900 Section 457 plans for governmental entities. Traditionally, Section 457 plans have been held in the Company's general account, but increasingly plan beneficiaries are transferring assets into mutual funds held in separate accounts. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income plans and certain other outside money managers act as advisors to the equity funds offered in
Section 457 plans administered by the Company.

The Company also sells structured settlement contracts, which provide for periodic payments to an injured person or survivor for a generally determinable number of years typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans.

Total sales in the Group Annuity area were $820 in 1997, and were primarily responsible for the increase in account value to $10.7 billion as of December 31, 1997. Sales of Section 457 products were $151 in 1997 increasing Section 457 account value to $5.7 billion as of December 31, 1997. In addition, sales of structured settlements and terminal funding products were $287 and $239 in 1997, respectively.

Marketing and Distribution

The Company's individual annuity distribution network has been developed based on management's strategy of utilizing multiple and competing distribution channels in an effort to achieve the broadest distribution possible while maintaining a variable cost structure. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of external wholesaling organizations, relationships with broker-dealers and banks (through which the sale of the Company's individual annuities to customers is consummated) and quality of customer service.

The Company maintains a network of approximately 1,350 broker-dealers and approximately 450 banks (including 23 of the 25 largest banks in the United States) through the use of wholesaling organizations and strategic alliances. The agreements covering these relationships have varying renewal and termination provisions but generally provide for ongoing continuation unless one of the parties elects otherwise or fails to reaffirm continuation on a periodic basis.

The Company also uses this distribution network to sell products other than individual annuities, including single premium variable life products, Section 401(k) plan services and mutual funds. The Company also uses internal personnel with extensive experience in the Section 457 market as well as access to the
Section 401(k) market, to sell its products and services in the deferred compensation and retirement plan market.

Competition

The Annuity segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investments advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Some of these companies have greater financial strength and resources than Hartford Life. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of recent court decisions and regulatory actions. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation, and customer service. Also, since the Company does not have a career agency force, competition also exists for distributors of its products. This competition is primarily based on the variety and quality of products offered, compensation, services provided to and relationships developed with broker-dealers and other distributors.

INDIVIDUAL LIFE INSURANCE

The Individual Life Insurance segment sells a variety of products and the Company's in force business primarily consists of variable life, universal life, interest-sensitive whole life, and term life insurance products. The Company's in force block also includes whole life, which was sold in prior years, and modified guaranteed whole life, which was acquired from Fidelity Bankers Life Insurance Company in 1993 and Pacific Standard Life Insurance Company in 1994. In this segment, the Company focuses particularly on the high-end estate and business planning markets and is among the top five writers of individual life insurance based on average face value per policy. In addition, the Company is among the top five writers of individual variable life for the nine months ended September 30, 1997, based on the Tillinghast Value Variable Life Survey. Life insurance in force increased to $55.4 billion from $52.1 billion at December 31, 1997 and 1996, respectively. New annualized weighted premiums were $140 in 1997, an increase of $10, or 8% over prior year. Growth in sales was primarily attributable to the Company's variable life product, which increased $23, or 31%, to $98 in 1997. The Individual Life segment generated revenues of $510, an increase of $38, or 8%, over prior year and net income of $56 in 1997 as compared to $44 in 1996. In addition, account values in this segment grew $555, or 17%, to $3.8 billion as of December 31, 1997 due to strong sales of the variable life product.

In 1997, variable life products represented 70% of new annualized weighted premium for this segment. Variable life insurance provides a return linked to an underlying portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the second death of the two insureds. Second-to-die policies are used in individual estate planning, often to fund estate taxes for a married couple.

Universal life and interest-sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. Universal life and interest-sensitive whole life represented 24% of new annualized premium sales of individual life insurance in 1997. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered.

The Company also offers individual term life insurance, but has had a limited presence in that market. During 1997, the Company developed a new term insurance product to sell through its bank and broker-dealer distribution channels.

Marketing and Distribution

The primary Individual Life Insurance distribution system is focused on products designed for high-end estate and business planning. The high-end estate and business planning organization is managed through a sales office system of qualified life insurance professionals with specialized training in sophisticated life insurance sales. These employees have access to an extensive network of licensed life insurance agents. High-end sales also occur, in certain regions, through a group of independent life insurance marketing organizations, each of which maintains a separate marketing agreement with the Company. In addition, other distribution relationships exist to provide incremental sales of life insurance products for both estate planning and basic protection against lost income from death. Furthermore, sales of single premium variable life are generated through the individual annuity distribution system. During 1997, 61% of total sales were produced by the sales office system, 11% resulted from the individual annuity distribution system with the remaining 28% of sales generated by other life insurance distribution relationships.

Competition

The Individual Life Insurance segment competes with over 2,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, competitiveness of pricing, relationships with third-party distributors and the quality of underwriting and customer service.

EMPLOYEE BENEFITS

The Employee Benefits segment consists of two areas of operation: (a) Group Insurance and (b) Specialty Insurance Operations. The Company markets group insurance products, including group life insurance, group short- and long-term managed disability, stop loss and supplementary medical coverage to employers and employer sponsored plans and accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. The Specialty Insurance Operations unit consists of the Company's corporate owned life insurance ("COLI") business and international operations in South America.

Group Insurance

The Company provides life, disability, and other group insurance coverage to large and small employers across the United States. According to the latest results published by the Life Insurance Marketing and Research Association ("LIMRA"), the Company is the second largest provider of group disability insurance for the nine months ended September 30, 1997. The Company sells its product line to employers through brokers and consultants and to multiple employer groups through its relationships with trade associations. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. In the group insurance market, all policies sold are term insurance, generally with one- or two-year rate guarantees. This allows the Company to make adjustments in rate or terms of its policies in order to minimize the adverse effect of various market trends. The Group Insurance operation generated premiums of $1.5 billion in 1997 of which $653 was attributable to group disability coverage and $504 was attributable to group life coverage. Included in the 1997 results are group disability and group life premiums of $88 and $16, respectively, related to the acquisition of a block of business from the United States branch of Confederation Life Insurance Company. At December 31, 1997, the Company's consolidated balance sheet included disability reserves of $1.5 billion and group life reserves of $451. Group Insurance net income increased $13 to $58 in 1997 as compared to 1996.

The Company is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 1,000 employees in a particular company. The Company is continuing to expand its operations in the "small" and "medium case" group markets emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims, and successful rehabilitation. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e. reducing payment of benefits by the amount of Social Security payments received).

The Company has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant's return to work and thereby contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those periods of time not covered by a short-term disability benefits plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies usually begin providing benefits following a 90- or 180-day waiting period and continue providing benefits until the employee reaches age 65-70. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers innovative options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their death.

The Company also provides term life insurance, accidental death and dismemberment, travel accident, hospital indemnity, Medicare Supplement and other coverages primarily to individual members of various associations as well as employee groups. The Company provides excess of loss medical coverage (known as "stop loss" insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator.

Specialty Insurance Operations

The Company is a leader in the COLI market, which is life insurance purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 ("HIPA Act of 1996"), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phases out the deductibility of interest on policy loans under COLI by the end of 1998, thus eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or offset other post-employment benefits liabilities, but does not provide the same cash flow or tax advantages generated by leveraged COLI. During 1997, the Company recorded $3.6 billion of deposits of new variable COLI business, increasing total account value to $12.3 billion at December 31, 1997 compared to $8.5 billion at December 31, 1996. The Specialty Insurance Operation generated revenues of $944 and $1.4 billion and net income of $27 and $33 in 1997 and 1996, respectively. The decline in revenues is primarily related to the impact of the HIPA Act of 1996 on leveraged COLI sales and the decline in net income is due to a $6 operating loss related to the Company's international start-up operations.

In addition, the Company acquired the leveraged COLI business of Mutual Benefit Life Insurance Company ("MBL") in 1992, and currently cedes approximately $5.0 billion of leveraged COLI business to MBL Assurance Company, the successor-in-interest to MBL ("MBLAC"). Pursuant to the original reinsurance agreements, MBLAC is required to secure 100% of the coinsurance liabilities in certain trust accounts held for the benefit of the Company.

In 1994, the Company initiated an international strategy to expand its business opportunities into certain emerging insurance markets. As part of that strategy, the Company invested in ITT Hartford Sudamericana Holding, S.A. ("Suda"), with a group of Argentine individuals with insurance industry experience. The Company initially owned 55% of Suda and increased its ownership to 60% in 1995. Suda operates several subsidiaries devoted to life insurance, retirement annuities and pensions. In addition, Suda entered into a joint venture with Banco de Galicia y Buenos Aires, S.A. to operate an insurance business in a number of countries throughout South America. In November of 1997, as part of a financial and managerial restructuring, the Company purchased the remaining 40% interest in Suda from its local shareholders. The Company has also formed two Brazilian joint ventures with Itaboria Participacoes, S.A. (known as Grupo Icatu), a broad-based financial services company in Brazil, to sell life insurance, savings products, specialty health insurance and pensions. As of December 31, 1997, the Company had invested approximately $100 of start-up capital in all its existing international operations.


Competition

Competitive factors in the group and specialty insurance markets primarily are the variety and quality of products offered, the Company's relationships with its third-party distributors and the quality of customer service. The Employee Benefits segment competes with numerous other insurance companies and other financial intermediaries marketing insurance products.

GUARANTEED INVESTMENT CONTRACTS

The Guaranteed Investment Contracts segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account. Historically, a significant majority of these contracts were sold as general account contracts with fixed rate maturities. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other segments. The Company internally segregates the GRC segment into distinct blocks of business which are separately managed. The Company's GRC business written prior to 1995 is referred to as Closed Book GRC. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

OTHER MATTERS

ORGANIZATION

Hartford Life, Inc., a Delaware corporation, was formed in December, 1996 as a direct subsidiary of Hartford Accident and Indemnity Company ("HA&I") and an indirect subsidiary of The Hartford. On December 19, 1995, ITT Industries, Inc. (formerly ITT Corporation) ("ITT") distributed all of its outstanding shares of The Hartford to ITT shareholders of record in an action known herein as the "Distribution". As a result of the Distribution, The Hartford became an independent, publicly traded company. On February 10, 1997, Hartford Life filed a registration statement, as amended, with the Securities and Exchange Commission, relating to the IPO. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares representing approximately 18.6% of the equity ownership in the Company. Additional information regarding the IPO may be found in Note 3 of Notes to Consolidated Financial Statements and within the "Initial Public Offering" discussion within the Capital Resources and Liquidity section of the MD&A.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (primarily debt obligations). Additional information regarding the cash flow and liquidity needs of Hartford Life, Inc. may be found in the Capital Resources and Liquidity section of the MD&A.

LIFE RESERVES

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For Hartford Life's universal life and interest-sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit and individual life reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments.

The persistency of Hartford Life's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

Hartford Life's reserves comply in all material respects with state insurance department statutory accounting practices; however, in the Company's consolidated financial statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory accounting practices.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

Most states have enacted legislation which regulates insurance holding company systems such as Hartford Life. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-Based Capital".

LEGISLATIVE INITIATIVES

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A.

REINSURANCE

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. At December 31, 1997, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

INVESTMENT OPERATIONS

The Company's investment operations are managed by its investment strategy group which reports directly to senior management of the Company. Hartford Life's investments have been separated into specific portfolios which support specific classes of product liabilities. The investment strategy group works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line's individual risk and return objectives are met. The Company's primary investment objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets to that of policyholder obligations.

For further discussion of Hartford Life's investment operations and the Company's approach to managing investment risk, see the Investments section and Capital Markets Risk Management section of the MD&A, as well as Note 4 to the Consolidated Financial Statements.


EMPLOYEES

Hartford Life had approximately 4,000 employees at February 28, 1998, primarily in the United States and Canada.

EXECUTIVE OFFICERS OF HARTFORD LIFE

Information about the executive officers of Hartford Life who are also directors and/or nominees for election as directors is set forth in Hartford Life's 1998 Proxy Statement. Listed below are the Company's executive officers:

LOWNDES A. SMITH, 58, has been Vice-Chairman of The Hartford since February 1, 1997 and is President and Chief Executive Officer of the Company. He served as an Executive Vice President of The Hartford from December 1995 until his appointment as Vice-Chairman and has been a director of The Hartford since 1991. Mr. Smith served as President and Chief Operating Officer of The Hartford's life insurance subsidiaries since 1989. Prior to that time, he served as Senior Vice President and Group Controller for all companies owned or operated by The Hartford. Mr. Smith joined The Hartford in 1968 as a member of the Corporate Accounting Department and in 1972 he was appointed the Secretary and Director of Corporate Accounting. He was elected Assistant Vice President in 1974, and he was named Controller in 1977. Mr. Smith is a director of the Connecticut Children's Medical Center.

JOHN P. GINNETTI, 52, has been Executive Vice President and Director of Asset Management Services since 1994. From 1988 to 1994, he served as Senior Vice President and Director of Individual Life and Annuities. Mr. Ginnetti joined Hartford Life in 1982 as General Counsel. Previously, he was Assistant General Counsel with the Life Insurance Company of North America.

THOMAS M. MARRA, 39, has been Executive Vice President and Director of Individual Life and Annuities since 1996. Mr. Marra also oversees the Individual Life Insurance Segment. Mr. Marra joined Hartford Life in 1980 as an associate actuary. He held positions of increasing responsibility and in 1991 was named Vice President and Director of Individual Annuities. He was elected Senior Vice President in 1994. He is a fellow of the Society of Actuaries.

RAYMOND P. WELNICKI, 49, has been Senior Vice President and Director of Employee Benefits since 1994. He joined Hartford Life in 1992 as Actuary, Director of Group Actuarial and Long-Term Care. He was named Vice President of Hartford Life in 1993. Prior to 1992, he was employed with Aetna Life & Casualty Company as Assistant Vice President, Issues and Strategic Management. He is a Fellow of the Society of Actuaries.

GREG A. BOYKO, 46, is Senior Vice President, Chief Financial Officer and Treasurer. He joined Hartford Life in 1995 as Controller and was elected Vice President in 1996. In November 1997, Mr. Boyko assumed responsibility for the Company's international operations. He previously worked at ING America Life Insurance Company where he held the position of Senior Vice President and Chief Financial Officer. His prior experience included positions at Connecticut Mutual Life Insurance Company ("CML"), where he progressed from Controller of CML to Chief Financial Officer of Connecticut Mutual Insurance Services. Mr. Boyko holds a Juris Doctor degree and is a Certified Public Accountant, Chartered Life Underwriter and Chartered Financial Consultant. He is a member of the Connecticut and American Bar Associations and the Connecticut Society of Certified Public Accountants.

LYNDA GODKIN, 43, is Vice President and General Counsel. She joined Hartford Life in 1990 as Counsel for the Employee Benefits Segment. In 1994 she was named Assistant General Counsel and Director of Hartford Life's Law Department. In 1996 she was named General Counsel of Hartford Life. She previously practiced law at CIGNA Corporation. She began her legal career in 1981 at the law firm of Day, Berry & Howard in Hartford, Connecticut. She is a member of the Connecticut and American Bar Associations.

CRAIG R. RAYMOND, 36, is Vice President and Chief Actuary. Since joining Hartford Life in 1985, Mr. Raymond has held actuarial positions of increased responsibility throughout the Company. In 1992, he was named Assistant Vice President and Director of Individual Life and Annuities, Actuarial and became Vice President in 1994. Prior to joining Hartford Life, Mr. Raymond held positions at Integon Corporation and The National Life and Accident Insurance Company. He is a Fellow of the Society of Actuaries and Chairman of the American Academy of Actuaries Committee on Life Insurance.

ANN M. DE RAISMES, 47, is Vice President and Director of Human Resources. Ms. de Raismes joined Hartford Life in 1984 as Manager of Staffing. She has been Director of Human Resources since 1991 and was elected Vice President in 1994. Previously, she held human resource management positions of increasing responsibility with SCM Corporation. She is a member of The Hartford Foundation Board of Directors.

DAVID M. ZNAMIEROWSKI, 37, is Vice President and Director of Investment Strategy. Mr. Znamierowski joined Hartford Life in 1996 as Director of Risk Management. Previously, he held various positions with Aetna Life & Casualty Company, including Vice President, Investment Strategy and Policy. From 1986 through 1991, Mr. Znamierowski held positions with Salomon Brothers Inc.

LIZABETH H. ZLATKUS, 39, is Vice President and Director of Group Life and Disability. Ms. Zlatkus has held positions of increasing responsibility since joining The Hartford in 1983. She was named Vice President and Director of Risk Management and Business Operations in 1994. Prior to joining The Hartford, she was a senior accountant at Peat, Marwick, Mitchell & Company. She became a Certified Public Accountant in 1982.

WILLIAM A. GODFREY, 39, is Vice President and Director of Information Technology. Mr. Godfrey joined the senior team at Hartford Life in 1996 to oversee technology management. Previously, Mr. Godfrey held information technology positions at Fleet Financial Group and systems development positions with CIGNA Corporation and Electronic Data Systems.

ROBERT F. NOLAN, 43, is Vice President and Director of Corporate Relations. Mr. Nolan joined Hartford Life in 1992 and was elected Vice President in 1995. Previously, Mr. Nolan held positions of increasing responsibility at Aetna Life & Casualty Company in public relations, marketing communications and corporate communications.

WALTER C. WELSH, 50, is Vice President and Director of Government Affairs. Mr. Welsh has worked at The Hartford since 1979. Since 1993, Mr. Welsh has served as Director of Government Relations for Hartford Life. From 1979 to 1993, Mr. Welsh held various tax management positions within the Law Department of The Hartford. He was named Assistant General Counsel in 1984 and was named Assistant Director of Taxes in 1986. He previously practiced law with the Internal Revenue Service and is a member of the Connecticut and American Bar Associations.

ITEM 2.  PROPERTIES

Hartford Life occupies office space in Simsbury, Connecticut, leased from a third party by Hartford Fire Insurance Company ("Hartford Fire"), an indirect subsidiary of The Hartford. Expenses associated with these offices are allocated on a direct and indirect basis to Hartford Life and its subsidiaries by Hartford Fire.

ITEM 3.  LEGAL PROCEEDINGS

Hartford Life is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, management, at the present time, does not anticipate that the ultimate liability arising from such pending or threatened litigation will have a material effect on the financial condition or operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Hartford Life during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR HARTFORD LIFE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Hartford Life's Class A Common Stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "HLI". Hartford Accident and Indemnity Insurance Company ("HA&I"), an indirect wholly-owned subsidiary of The Hartford, holds all of the shares of Class B Common Stock. As such, the Class B Common Stock is not listed on any exchange and there is no established public trading market for it.

The following table presents high and low closing prices for the Class A Common Stock of Hartford Life on the NYSE for the periods indicated, and the quarterly dividends declared per share:

1997                             1st Qtr.    2nd Qtr.     3rd Qtr.   4th Qtr.
--------------------------------------------------------------------------------
Common Stock Price
   High                            N/A        $37.50       $41.75     $45.31
   Low                             N/A         32.13        33.94      34.63
Dividends Declared (1)              -              -         0.09       0.09
--------------------------------------------------------------------------------

(1) Dividends declared exclude amounts paid to Hartford Life's parent prior to the Company's initial public offering.

N/A - Not applicable

At February 27, 1998, there were approximately 530 shareholders of record of Hartford Life's Class A common stock and HA&I was the only holder of Class B common stock.

In 1998, Hartford Life expects to continue to pay quarterly dividends on its common stock of $0.09 per share. Dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions discussed in the Liquidity Requirements section of the MD&A.

There are also various legal limitations governing the extent to which Hartford Life's insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to Hartford Life, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

ITEM 6.  SELECTED FINANCIAL DATA
(IN MILLIONS, EXCEPT FOR PER SHARE DATA)

                                                     1997             1996             1995             1994             1993
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
General account invested assets                   $ 20,970          $19,830          $20,072          $18,078          $15,866
Separate account assets (1)                         69,362           49,770           36,296           22,847           16,314
All other assets                                    10,648           10,333            9,594            9,324            7,454
                                                  --------          -------          -------          -------          -------
     TOTAL ASSETS                                 $100,980          $79,933          $65,962          $50,249          $39,634
                                                  --------          -------          -------          -------          -------

Policy liabilities                                $ 26,078          $26,239          $26,318          $25,208          $20,863
Separate account liabilities (1)                    69,362           49,770           36,296           22,847           16,314
Allocated Advances from parent (2)                      --              893              732              525              425
Debt (2)                                               700               --               --               --               --
All other liabilities                                2,696            1,757            1,439            1,283            1,107
                                                  --------          -------          -------          -------          -------
     TOTAL LIABILITIES                            $ 98,836          $78,659          $64,785          $49,863          $38,709
                                                  --------          -------          -------          -------          -------
STOCKHOLDERS' EQUITY (3)                          $  2,144          $ 1,274          $ 1,177          $   386          $   925
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Total revenues                                    $  4,699          $ 4,384          $ 4,090          $ 3,543          $ 2,922
Total expenses                                       4,393            4,360            3,940            3,392            2,792
                                                  --------          -------          -------          -------          -------
     NET INCOME (4)                               $    306          $    24          $   150          $   151          $   130
------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
PRO FORMA BASIC EARNINGS PER SHARE (5)            $   2.28          $  0.19          $    --          $    --          $    --
PRO FORMA DILUTED EARNINGS PER SHARE (5)          $   2.28          $  0.19          $    --          $    --          $    --
DIVIDENDS DECLARED PER COMMON SHARE (6)           $   0.18          $    --          $    --          $    --          $    --
------------------------------------------------------------------------------------------------------------------------------

(1) Includes both non-guaranteed and guaranteed separate accounts.

(2) For financial reporting purposes, the Company has treated certain amounts previously allocated by The Hartford Financial Services Group, Inc. ("The Hartford") to the Company's life insurance subsidiaries as Allocated Advances from parent. Cash received in respect of Allocated Advances from parent was used to support the growth of the life insurance subsidiaries. For further information see the "Debt" discussion in the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and also see Note 7 of Notes to Consolidated Financial Statements.

(3) Stockholders' equity beginning December 31, 1994 reflects the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115 the Company's fixed maturity investments are classified as "available for sale" and, accordingly, these investments are reflected at fair value with the corresponding impact included as a component of stockholders' equity.

(4) 1996 includes a $169 third quarter charge related to Closed Book GRC (see the discussions related to Closed Book GRC in the "Guaranteed Investment Contracts" discussion within the MD&A).

(5) In 1997, the Company adopted SFAS No. 128, "Earnings per Share". Pro forma basic earnings per share is calculated based upon the weighted average number of common shares outstanding during the respective periods. Pro forma diluted earnings per share are determined on the assumption that stock options were exercised upon issuance. For periods prior to the Company's Initial Public Offering ("IPO") (May 22, 1997), outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus an assumed issuance of 11 million shares of Class A Common Stock (the number of shares that, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in net proceeds equal to the excess of the amount of the February and April 1997 dividends over the 1996 earnings and the allocated advances from parent). For the period subsequent to the closing of the IPO, outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus approximately 26 million shares of Class A Common Stock owned by the public. See Note 9 of Notes to Consolidated Financial Statements for further explanation associated with earnings per share for periods prior to the IPO.

(6) Dividends per common share represent amounts paid subsequent to the Company's IPO. In the third and fourth quarters of 1997, Hartford Life declared and paid a dividend of $0.09 per share of common stock totaling $25. In 1998, Hartford Life expects to continue paying quarterly dividends on its common stock of $0.09 per share. The table does not include dividends paid to the parent in periods prior to the IPO. For further explanation see the "Dividends" discussion within the Capital Resources and Liquidity section of the MD&A.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
  (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE STATED)

MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON PAGE F-1.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive, and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations                13
Annuity                                           15
Individual Life Insurance                         16
Employee Benefits                                 17
Guaranteed Investment Contracts                   18
Reserves                                          19
Investments                                       19
Capital Markets Risk Management                   21
Capital Resources and Liquidity                   28
Regulatory Initiatives and Contingencies          31
Effect of Inflation                               32

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life is a leading insurance and financial services company that provides pre-retirement savings, estate planning and employee benefit products. The Company offers variable and fixed annuities, retirement plan services, mutual funds, and life and disability insurance on both a group and an individual basis.

The Company derives its revenues principally from: (a) asset management fees on separate accounts and mortality and expense fees; (b) fully insured premiums;
(c) net investment income on general account assets; and (d) certain other fees earned by the Company. Asset management fees and mortality and expense fees are primarily generated from separate account assets which are deposited with the Company through the sale of variable annuity and variable life products. Premium revenues are derived primarily from the sale of group life and group disability insurance products. Hartford Life's operating expenses primarily consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses. Hartford Life's profitability depends largely on the amount of assets under management, the adequacy of product pricing and underwriting discipline, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                             1997             1996              1995
----------------------------------------------------------------------------------------------------
Premiums and other considerations                          $3,163          $ 3,069           $ 2,643
Net investment income                                       1,536            1,534             1,451
Net realized capital losses                                    --             (219)               (4)
----------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                       4,699            4,384             4,090
                                                           ------          -------           -------
Benefits, claims and claim adjustment expenses              2,671            2,727             2,395
Amortization of deferred policy acquisition costs             345              241               205
Dividends to policyholders                                    241              635               675
Other expenses                                                962              750               589
----------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                  4,219            4,353             3,864
                                                           ------          -------           -------
       INCOME BEFORE INCOME TAX EXPENSE                       480               31               226
Income tax expense                                            174                7                76
----------------------------------------------------------------------------------------------------
       NET INCOME                                          $  306          $    24           $   150
                                                           ------          -------           -------

Revenues increased $315, or 7%, to $4.7 billion in 1997 from $4.4 billion in 1996. Revenues were impacted by the Health Insurance Portability and Accountability Act of 1996 ("HIPA Act of 1996"), which phases out the deductibilty of interest expense on policy loans by the end of 1998, virtually eliminating all new sales of leveraged corporate owned life insurance ("COLI"), and by the Guaranteed Investment Contracts segment ("GIC"), which had a loss of $225 in 1996, primarily related to a closed block of guaranteed rate contract business ("Closed Book GRC"). Excluding COLI and GIC, revenues increased $490, or 16%, to $3.5 billion in 1997 as compared to $3.0 billion 1996. This growth was driven by premiums and other considerations related to the Annuity segment and the Group Insurance operation of the Employee Benefits segment. Annuity premiums and other considerations increased $230 in 1997, primarily resulting from increased variable annuity fee income, which grew $198, or 54%, in 1997 as compared to 1996. Average variable annuity account value increased $13.1 billion, or 49%, to $39.7 billion in 1997. This solid growth in average account value was due to strong variable annuity sales of $9.7 billion and significant stock market appreciation. Premium revenue related to the Group Insurance operation of the Employee Benefits segment increased $209, or 16%, in 1997 due to strong sales of $480, a 17% increase over 1996, and good persistency. Revenues increased $294, or 7%, to $4.4 billion in 1996 from $4.1 billion on 1995. Excluding COLI and GIC, revenues increased $549, or 22%, to $3.0 billion in 1996 as compared to $2.4 billion 1995. This increase was driven by increases in premiums and other considerations, which included an increase in fees from the Annuity segment of $216, as the separate account assets grew due to sales growth and market appreciation, as well as increased premiums and other considerations of $226 from the Group Insurance operation due to strong sales and renewals.

Total benefits, claims and expenses decreased $134 in 1997 as compared to 1996. Excluding COLI and GIC for the reasons described above, total benefits, claims and expenses increased $391, or 15%, to $3.0 billion in 1997 as compared to $2.6 billion in 1996. Benefits, claims and claim adjustment expenses related to the Group Insurance operation increased $161, or 14%, reflecting the growth in that operation's group life and group disability business. Amortization of deferred policy acquisition costs ("DPAC") increased $105 in 1997 primarily due to the Annuity segment, which increased $76, or 44%, as a result of strong sales in both 1997 and 1996. Also, other business expenses increased $157 in 1997 as compared to 1996. Total benefits, claims and expenses increased $489 in 1996 as compared to 1995. Excluding COLI and GIC, total benefits, claims and expenses increased $508, or 24%, to $2.6 billion in 1996 as compared to $2.1 billion in 1995. This increase was related to increased benefits, claims and claim adjustment expenses of approximately $205, $99, and $49 related to the Group Insurance operation, the Annuity segment and the Individual Life Insurance segment, respectively, as these blocks of business all experienced strong growth. Also, increased prior year sales and total account value in the Annuity segment caused an increase in amortization of DPAC of $57 in 1996 as compared to 1995.

Net income totaled $306 in 1997 as compared to $24 in 1996 and $150 in 1995. The 1996 results include a $225 net loss related to GIC, which when excluded, results in an increase in 1997 net income of $57, or 23%, over comparable 1996 results. The improvement in earnings, excluding GIC, for both comparative periods is primarily related to increased fee income earned on the Annuity segment's growing block of separate account assets due to strong sales and significant market appreciation and earnings growth in the Individual Life Insurance segment and Group Insurance operation of the Employee Benefits segment. Partially offsetting improved earnings in the principal segments were increased losses of $19 in the Corporate Operation due to the increased capital allocated to the other segments to fund their growth and higher interest expense due to increased indebtedness in connection with the Company's Initial Public Offering ("IPO").

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Company's asset growth, and to maximize shareholder value. Hartford Life's strong market position in each of its primary businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

SEGMENT RESULTS

The Company operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of guaranteed rate contract business written prior to 1995. The Company also maintains a Corporate Operation through which it reports items that are not directly allocable to any of its business segments.

Below is a summary of net income (loss) by segment.

                                    1997            1996            1995
------------------------------------------------------------------------
ANNUITY                            $ 202           $ 145           $ 113
INDIVIDUAL LIFE INSURANCE             56              44              37
EMPLOYEE BENEFITS                     85              78              67
GUARANTEED INVESTMENT
  CONTRACTS                           --            (225)            (67)
CORPORATE OPERATION                  (37)            (18)             --
------------------------------------------------------------------------
   NET INCOME                      $ 306           $  24           $ 150
------------------------------------------------------------------------

ANNUITY

OPERATING SUMMARY

                                                             1997          1996          1995
----------------------------------------------------------------------------------------------
Premiums and other considerations                          $  769          $539          $323
Net investment income                                         502           434           397
Net realized capital gains                                     --            --            --
----------------------------------------------------------------------------------------------
       TOTAL REVENUES                                       1,271           973           720
       --------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                445           416           317
Amortization of deferred policy acquisition costs             250           174           117
Dividends to policyholders                                     --            --            --
Other expenses                                                262           159           118
----------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                    957           749           552
       --------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                       314           224           168
Income tax expense                                            112            79            55
----------------------------------------------------------------------------------------------
       NET INCOME                                          $  202          $145          $113
       --------------------------------------------------------------------------------------

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation: Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These products include, in the Individual Annuity operation, individual variable annuities, fixed market value adjusted ("MVA") annuities, and mutual funds; and in the Group Annuity operation, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Company was rated the number one writer of variable annuities for 1997 with an 11% market share according to the Variable Annuity Research and Data Service, and sold approximately $869 of mutual funds in its first full year offering the product, resulting in total mutual fund assets of $972 at December 31, 1997.

Revenues increased $298, or 31%, to $1.3 billion in 1997 from $1.0 billion in 1996. This increase was principally the result of a $230 increase in premiums and other considerations, reflecting a substantial increase in aggregate fees earned due to the segment's growing block of separate account assets. The average separate account assets of this segment increased to $50.7 billion in 1997, from $37.2 billion in 1996 primarily due to sales of individual variable annuities of approximately $9.7 billion in 1997, as well as significant market appreciation. Also, Group Annuity sales were $820 in 1997, an increase of $186, or 29%, over 1996. In addition, net investment income grew $68, or 16%, to $502 in 1997 primarily due to growth in average general account assets which increased to $8.1 billion in 1997 from $7.2 billion in 1996 largely as a result of growth in the general account portion of the individual variable annuity products.

The growth in this segment in 1997 also resulted in an increase in total benefits, claims and expenses of $208, or 28%, to $957 in 1997 from $749 in 1996. Benefits, claims and claim adjustment expenses grew $29, or 7%, in 1997 primarily related to increased interest credited on Group Annuity general account liabilities. Amortization of DPAC related to the Individual Annuity operation grew $82, or 52%, in 1997 as prior and current year sales remained strong. Also, other business expenses increased $103, in 1997, as a result of the growth in this segment.

A 33% growth in average account value in 1997, coupled with a reduction in individual annuity operating expenses as a percentage of total individual annuity account value to 25 basis points in 1997 from 28 basis points in 1996, contributed to the increase in net income of $57, or 39%, to $202 from $145 in 1996.

Similar factors generated an increase in 1996, as compared with 1995, in revenues of $253, or 35%, average general account assets of $1.0 billion, or 16%, average separate account assets of $11.1 billion, or 42%, total benefits, claims and expenses of $197, or 36%, net income of $32, or 28%, and a reduction in individual annuity operating expenses as a percentage of total individual annuity account value to 28 basis points in 1996 from 31 basis points in 1995.

Management believes it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry as individuals increasingly save and plan for retirement.

INDIVIDUAL LIFE INSURANCE

OPERATING SUMMARY

                                                           1997          1996          1995
-------------------------------------------------------------------------------------------
Premiums and other considerations                          $339          $313          $266
Net investment income                                       171           159           142
Net realized capital gains                                   --            --            --
-------------------------------------------------------------------------------------------
       TOTAL REVENUES                                       510           472           408
       ------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses              251           266           217
Amortization of deferred policy acquisition costs            87            63            72
Dividends to policyholders                                    1             1            --
Other expenses                                               84            74            61
-------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                  423           404           350
       ------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                      87            68            58
Income tax expense                                           31            24            21
-------------------------------------------------------------------------------------------
       NET INCOME                                          $ 56          $ 44          $ 37
       ------------------------------------------------------------------------------------

The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life, and term life insurance policies. The Company is among the top five writers of individual life insurance based on average face value per policy. In addition, the Company is among the top five writers of individual variable life for the nine months ended September 30, 1997, based on the Tillinghast Value Variable Life Survey.

Revenues in 1997 increased $38, or 8%, to $510 from $472 in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company ("IEL") which increased 1996 revenues by $9. Excluding this transaction, 1997 revenues increased $47, or 10%, as compared to 1996, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business. Account values increased $555, or 17%, to $3.8 billion in 1997 from $3.2 billion in 1996. Sales were $140 in 1997, an increase of 8% over 1996. Variable life product sales constituted 70%, or $98, of total 1997 sales and grew $23, or 31%, over 1996 levels.

Total benefits, claims and expenses increased $19, or 5%, to $423 in 1997 from $404 in 1996. Total benefits, claims and expenses, excluding IEL, increased $28, or 7%, in 1997. This increase was primarily driven by an increase in amortization of DPAC of $24 in 1997 related to the growth in new variable life business.

The growth in this segment's account values, particularly variable life, along with favorable mortality experience, contributed to an increase in net income of $12, or 27%, in 1997.

Revenues in 1996 increased $64, or 16%, to $472 from $408 in 1995. This increase was primarily due to a $47 increase in premiums and other considerations, reflecting an increase in cost of insurance charges and variable life fees applied to a larger block of business as account values increased $678 to $3.2 billion in 1996 from $2.6 billion in 1995. Total benefits, claims and expenses increased $54, or 15%, to $404 in 1996 from $350 in 1995. This increase reflects the growth in the block of individual life insurance business and is partially offset by favorable mortality results and the full year impact of expense leverage due to the consolidation of the division's two individual life operations in 1995. The combination of account value growth, operational efficiencies, and favorable mortality experience resulted in an increase in net income of $7, or 19%, to $44 in 1996 from $37 in 1995.

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly prepare their estates for an efficient transfer of wealth between generations.

EMPLOYEE BENEFITS

OPERATING SUMMARY

                                                         1997         1996         1995
-----------------------------------------------------------------------------------------
Premiums and other considerations                    $    2,051   $    2,215   $    2,048
Net investment income                                       593          618          467
Net realized capital gains                                    -            -            -
-----------------------------------------------------------------------------------------
       TOTAL REVENUES                                     2,644        2,833        2,515
       ----------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses            1,705        1,684        1,373
Amortization of deferred policy acquisition costs             8            4            4
Dividends to policyholders                                  240          634          675
Other expenses                                              553          396          362
-----------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                2,506        2,718        2,414
       ----------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                     138          115          101
Income tax expense                                           53           37           34
-----------------------------------------------------------------------------------------
       NET INCOME                                    $       85   $       78   $       67
       ----------------------------------------------------------------------------------

The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short-term and long-term disability and accidental death and dismemberment. According to the latest results published by the Life Insurance Marketing and Research Association ("LIMRA"), the Company is the second largest provider of group disability insurance for the nine months ended September 30, 1997. Specialty Insurance primarily consists of the Company's COLI business and its international operations, primarily in South America.

Revenues decreased $189 to $2.6 billion in 1997, which was primarily attributable to the COLI business for which associated revenues decreased $380, or 28%, to $980 from $1.4 billion in 1996. The decrease in COLI revenues is primarily a result of the elimination of sales of leveraged COLI due to the HIPA Act of 1996, which phases out the deductibility of interest on policy loans under leveraged COLI by the end of 1998. Excluding COLI, this segment's revenues increased $191, or 13%, to $1.7 billion, in 1997, as compared to $1.5 billion, in 1996. This increase was driven by Group Insurance which had growth in premiums and other considerations of $209, or 16%, in 1997 as compared to 1996. The increased Group Insurance premiums were primarily attributable to group disability business, where premiums increased $115, or 21%, in 1997 and group life business, where premiums increased $72, or 17%, in 1997 as compared to 1996. Group Insurance sales increased $68, or 17%, to $480 in 1997 as compared to $412 in 1996. Included in the 1997 results are group disability and group life premiums of $88 and $16, respectively, as a result of the acquisition of a block of business from the United States branch of Confederation Life Insurance Company. The 1996 results include $78 of group disability premiums and $23 of group life premiums related to the acquisition of a block of business from North American Life Assurance Company of Toronto.

Benefits, claims and expenses decreased $212 to $2.5 billion in 1997, which generally reflected a decrease in dividends to policyholders of $394, or 62%, primarily due to the elimination of sales of leveraged COLI as discussed above. Benefits, claims and expenses, excluding COLI, increased $172, or 12%, to $1.6 billion, in 1997 from $1.4 billion in 1996. The increase in benefits, claims, and claim adjustment expenses is directly related to an increase in benefits of $161, or 14%, due to growth in the Company's group life and group disability business.

As a result of the factors mentioned above, and the impact of favorable mortality and morbidity results, Group Insurance net income grew $13, or 29%, to $58 in 1997. Within Specialty Insurance, net income related to COLI increased $1 in 1997 to $27. In addition, the results of Specialty Insurance were impacted by a $6 operating loss arising from the Company's international operations. This loss was primarily attributable to the Company's operations in Argentina. In November 1997, the Company replaced the Argentine management team with a new management team and purchased the remaining 40% interest in ITT Hartford Sudamericana Holding, S.A. from the local shareholders. The Argentine loss was primarily due to higher than anticipated costs and expenditures.

Revenues increased $318, or 13%, to $2.8 billion in 1996 from $2.5 billion in 1995. This increase was largely the result of (i) a $167 increase in premiums and other considerations, reflecting a $226 increase in group insurance premiums from strong group disability sales and renewals, partially offset by a decline in leveraged COLI premiums as a result of the HIPA Act of 1996 and (ii) a $151 increase in net investment income, primarily due to an increase in COLI account value related to strong sales in 1995. Total benefits, claims and expenses increased $304, or 13%, to $2.7 billion in 1996 from $2.4 billion in 1995. This increase generally reflected an increased block of group disability business and an increase in the Company's COLI account value, partially offset by a $41 decrease in dividends to policyholders primarily due to the elimination of sales of leveraged COLI as a result of the enactment of the HIPA

Act of 1996. The premium growth in Group Insurance, along with favorable mortality and morbidity experience, resulted in an increase in net income in this segment of $11, or 16%, to $78 in 1996 from $67 in 1995.

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes the Company is well positioned to take advantage of this growth potential.

GUARANTEED INVESTMENT CONTRACTS

OPERATING SUMMARY

                                                               1997           1996            1995
---------------------------------------------------------------------------------------------------
Premiums and other considerations                              $  2          $   2           $   1
Net investment income                                           237            251             377
Net realized capital losses                                      --           (219)             --
--------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                           239             34             378
       -------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                  232            332             453
Amortization of deferred policy acquisition costs                --              1              12
Dividends to policyholders                                       --             --              --
Other expenses                                                    7             47              16
--------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                      239            380             481
       -------------------------------------------------------------------------------------------

       INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)         --           (346)           (103)
Income tax expense (benefit)                                     --           (121)            (36)
---------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                       $ --          $(225)          $ (67)
       -------------------------------------------------------------------------------------------

The GIC segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes Closed Book GRC. Historically, a significant majority of these contracts were sold as general account contracts with fixed rates and fixed maturities. The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing instead to focus its distribution efforts on other products sold through other segments and selling general account GRC primarily as an accommodation to customers. From 1992 to 1994, the GIC segment sold over $5 billion of GRC. In contrast, the GIC segment sold only $47 and $108 of general account GRC in 1997 and 1996, respectively. Consistent with management's expectations, the segment had no net income in 1997 and expects no material income or loss from the GIC segment in the future.

Closed Book GRC results in 1996 and 1995 were negatively affected by lower investment rates and earnings in the related investment portfolio (primarily consisting of collateralized mortgage obligations and mortgage backed securities) due to prepayments experienced in excess of assumed and historical levels. Closed Book GRC was also affected by the interest rate rise in 1994 when the duration of its assets lengthened relative to that of the liabilities.

Although the Closed Book GRC asset portfolio as a whole is duration matched with its liabilities, certain investments continue to have a longer maturity than their corresponding liabilities and will need to be liquidated prior to maturity in order to meet the specific liability commitments. To protect the existing value of these investments, the Company entered into various hedge transactions in late September 1996 which substantially eliminated further fluctuation in fair value of the investments due to interest rate changes. As of December 31, 1997, Closed Book GRC had general account assets and liabilities of $2.2 billion. The scheduled maturities are $1.0 billion, or 45%, in 1998, $0.7 billion, or 32%, in 1999 and $0.5 billion, or 23%, thereafter.

During 1996, Closed Book GRC incurred a $51, after-tax, loss from operations as a result of negative interest spread, as compared with an after-tax loss from operations of $68 in 1995. With the initiation of the hedge transactions discussed above, which eliminated the possibility that the fair value of Closed Book GRC investments would recover to their current amortized cost prior to sale, an other than temporary impairment loss of $82, after-tax, was determined to have occurred and was recorded in September 1996. An additional other than temporary impairment loss of $6, after-tax, occurred in the fourth quarter of 1996 bringing the total 1996 impairment to $88. Also, during the third quarter of 1996, Closed Book GRC had asset sales resulting in proceeds of approximately $500 and a realized loss of $55, after-tax. The asset sales were undertaken as a result of liquidity needs and favorable market conditions for certain securities. Other charges of $32, after-tax, were also incurred in the third quarter of 1996.

RESERVES

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves include unearned premiums, premium deposits, claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

INVESTMENTS

GENERAL

The Company's investments are managed by its investment strategy group which consists of a risk management unit and a portfolio management unit and reports directly to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the general asset allocation, duration, convexity and other characteristics of the Company's general account and guaranteed separate account investment portfolios. The Hartford Investment Management Company, a wholly owned subsidiary of The Hartford, executes the investment plan of the investment strategy group including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations). The Company does not have any financial instruments entered into for trading purposes. The Company is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with an obligor's continued ability to make timely payment of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. See the Capital Markets Risk Management section of the MD&A for further discussion of the Company's approach to managing these investment risks.

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $58.7 billion as of December 31, 1997, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $10.7 billion as of December 31, 1997, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account products include variable annuities, variable life and COLI. Guaranteed separate account products primarily consist of fixed MVA individual annuities and modified guaranteed life insurance, and generally include market value adjustment features to mitigate the disintermediation risk in the event of surrenders.

The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support all the Company's liabilities, the Company's investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, for each product line in order to achieve each product line's individual risk and return objectives.

Invested assets in the Company's general account totaled $21 billion at December 31, 1997 and were comprised of $16.8 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $363. Policy loans, which had a weighted-average interest rate of 11.2%, as of December 31, 1997, are secured by the cash value of the underlying life insurance policies. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

The following table sets forth by type the fixed maturity securities held in the Company's general account as of December 31, 1997 and 1996.

                         FIXED MATURITIES BY TYPE

-------------------------------------------------------------------------
                                        1997                  1996
-------------------------------------------------------------------------
                                  FAIR                  FAIR
TYPE                              VALUE     PERCENT     VALUE     PERCENT
-------------------------------------------------------------------------
Corporate                       $  7,970     47.3%    $  7,587     48.3%
ABS                                3,199     19.0%       2,693     17.1%
Commercial MBS                     1,606      9.5%       1,098      7.0%
Short-term                         1,395      8.3%         765      4.9%
CMO                                  978      5.8%       2,150     13.7%
MBS - agency                         514      3.1%         402      2.6%
Gov't/Gov't agencies - For.          502      3.0%         395      2.5%
Municipal - taxable                  267      1.6%         266      1.7%
Gov't/Gov't agencies - U.S.          241      1.4%         355      2.2%
Municipal - tax-exempt               171      1.0%          --      --
Redeemable preferred stock             5      --            --      --
-------------------------------------------------------------------------
   TOTAL FIXED MATURITIES        $16,848    100.0%     $15,711    100.0%
-------------------------------------------------------------------------

During 1997, the Company continued to concentrate on reducing exposure to CMO's and reallocated the funds into public and private corporate bonds, commercial mortgage backed securities and other non-residential asset backed securities. In general, commercial MBS and asset backed securities, although subject to prepayment risk, are significantly less sensitive to changes in interest rates as compared to CMO's and MBS.

As of December 31, 1997 and 1996, approximately 22.6% and 10.3%, respectively, of the Company's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings). Private placement securities are generally less liquid than public securities; however, covenants for private placements are designed to mitigate the impact of such increased liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations. For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section of the MD&A under "Credit Risk".

INVESTMENT RESULTS

The table below summarizes Hartford Life's results for the past three years.

(Before taxes)                              1997       1996       1995
----------------------------------------------------------------------
Net investment income                    $1,536      $1,534     $1,451
Yield on average invested assets (1)        7.6%        7.7%       7.4%
Net realized capital losses               $   -       $(219)       $(4)
----------------------------------------------------------------------

(1) Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the year ended December 31, 1997, before-tax net investment income totaled $1.5 billion, unchanged from 1996. Before-tax yields on average invested assets decreased to 7.6% in 1997 from 7.7% in 1996. The decrease in before-tax yields was primarily attributable to declining market interest rates and a reduction in policy loan yields.

For the year ended December 31, 1996, before-tax net investment income increased $83 to $1.5 billion. The increase in net investment income was primarily due to an increase in policy loans, new business cash flow invested in fixed maturities and asset mix changes offset by asset sales and maturities in Closed Book GRC. Yields on average invested assets increased to 7.7% in 1996 from 7.4% in 1995. The increase in the before-tax yield was primarily due to the increase in policy loan yields offset by a reduction in yields on fixed maturities as a result of sales and maturities of higher yielding assets reinvested at lower average yields.

There were no net realized capital gains or losses for the year ended December 31, 1997, as compared to net realized losses of $219 in 1996 and $4 in 1995. The 1996 capital losses were primarily attributable to the writedown and sale of certain securities within Closed Book GRC.

CAPITAL MARKETS RISK MANAGEMENT

As described below, credit risk and market risk are the primary sources of investment risk to the Company. The following discussion identifies the Company's policies and procedures for managing these risks and monitoring the results of the Company's risk management activities.

CREDIT RISK

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and frequent review by Hartford Life's Finance Committee.

The Company invests primarily in investment grade securities and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. The creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, geographic, asset sector and industry concentrations are subject to established limits and monitored at regular intervals.

The following table identifies fixed maturity securities for the Company's operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company's internal analysis of such securities.

As of December 31, 1997, more than 99% of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment-grade securities.

                    FIXED MATURITIES BY CREDIT QUALITY

-------------------------------------------------------------------------------
                                          1997                     1996
-------------------------------------------------------------------------------
                               FAIR VALUE     PERCENT    FAIR VALUE     PERCENT
-------------------------------------------------------------------------------
 U.S. Gov't/Gov't agencies    $    2,907        10.7%      $  2,003        7.8%
 AAA                               3,974        14.6%         5,752       22.2%
 AA                                2,967        10.9%         3,693       14.3%
 A                                 9,351        34.3%         8,935       34.5%
 BBB                               5,966        21.9%         4,467       17.3%
 BB & below                          205         0.7%           155        0.6%
 Short-term                        1,869         6.9%           863        3.3%
-------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES     $   27,239       100.0%      $ 25,868      100.0%
-------------------------------------------------------------------------------

The Company also maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and typically requires credit enhancement provisions to further reduce its credit risk. Credit risk for derivatives contracts is limited to the amounts calculated to be due to the Company on such contracts based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

MARKET RISK

Hartford Life's exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The following discussion focuses on the Company's exposure to interest rate risk, asset/liability management strategies utilized to manage this risk, and characteristics of the Company's insurance liabilities and their sensitivity to movements in interest rates.

INTEREST RATE RISK

Changes in interest rates can potentially impact the Company' profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. For the Company's non-guaranteed separate accounts, exposure is not significant since the policyholder assumes substantially all of the investment risk.

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment-grade, fixed maturity securities, including corporate bonds, asset backed securities, mortgage backed securities and collateralized mortgage obligations. The fair value of these and the Company's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. In addition, during such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, which also exposes the Company to the possibility of asset/liability cash flow mismatch. For a discussion of the Company's risk management techniques to manage this market risk, see the "Asset/Liability Management Strategies used to Manage Market Risk" section below.

As described above, the Company holds a significant fixed maturity portfolio which includes both fixed and variable rate features. The following table reflects the principal amounts of the fixed and variable rate fixed maturity portfolio at December 31, 1997, along with the respective weighted average coupons by estimated maturity year. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based upon spot rates as of December 31, 1997, and is primarily based upon the London Interbank Offered Rate ("LIBOR"). Callable bonds and notes are distributed to either call dates or maturity depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                                           1997
                                          1998       1999        2000        2001        2002     Thereafter    TOTAL    Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES - CALLABLE
Fixed Rate
   Par value                            $   37     $   50      $   28      $   13      $   12      $  566      $   706      $   668
   Weighted average coupon                10.5%       7.5%        7.7%        7.6%        7.7%        5.4%         6.0%
Variable Rate
   Par value                            $   66     $   33      $   28      $   44      $   15      $  981      $ 1,167      $ 1,106
   Weighted average coupon                 6.4%       6.9%        7.1%        6.0%        6.4%        6.5%         6.5%

BONDS AND NOTES - OTHER
Fixed Rate
   Par value                            $3,013     $1,400      $1,285      $1,215      $1,033      $7,053      $14,999      $14,815
   Weighted average coupon                 3.2%       6.8%        7.1%        7.4%        7.7%        6.1%         5.9%
Variable Rate
   Par value                            $  140     $   47      $  138      $   --      $   84      $  900      $ 1,309      $ 1,352
   Weighted average coupon                 5.1%       1.3%        6.4%         --         5.7%        5.4%         5.3%

ASSET BACKED SECURITIES
Fixed Rate
   Par value                            $  211     $  251      $  447      $  566      $  240      $  573      $ 2,288      $ 2,325
   Weighted average coupon                 6.9%       6.6%        6.7%        7.0%        6.8%        7.3%         7.0%
Variable Rate
   Par value                            $   40     $  183      $  237      $  304      $  358      $  837      $ 1,959      $ 1,959
   Weighted average coupon                 6.2%       6.2%        6.2%        6.7%        6.2%        6.4%         6.4%

COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
   Par value                            $   29     $  171      $  572      $  308      $   78      $  581      $ 1,739      $ 1,695
   Weighted average coupon                 6.5%       6.0%        6.1%        5.6%        5.6%        6.0%         5.9%
Variable Rate
   Par value                            $   28     $   12      $   27      $   14      $    6      $  359      $   446      $   424
   Weighted average coupon                 6.8%       6.6%        4.2%        6.7%        3.4%        7.7%         7.3%

COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                            $    4     $   45      $  184      $  112      $  134      $  969      $ 1,448      $ 1,441
   Weighted average coupon                 8.6%       7.4%        6.9%        7.7%        7.0%        7.4%         7.3%
Variable Rate
   Par value                            $   20     $   83      $   90      $   70      $  165      $  382      $   810      $   821
   Weighted average coupon                 6.1%       7.5%        6.9%        6.6%        6.5%        7.3%         7.0%

MORTGAGE BACKED SECURITIES
Fixed Rate
   Par value                            $    4     $   25      $    3      $   41      $    2      $  501      $   576      $   590
   Weighted average coupon                 7.3%       7.0%        7.4%        6.2%        8.1%        7.4%         7.3%
Variable Rate
   Par value                            $   --     $   --      $   --      $   --      $   --      $   24      $    24      $    24
   Weighted average coupon                  --         --          --          --          --         6.5%         6.5%
-----------------------------------------------------------------------------------------------------------------------------------

The table below provides information on debt obligations and reflects principal cashflows and related weighted average interest rate by maturity year.

                                                                                                                           1997
                                                  1998       1999    2000      2001      2002   Thereafter    TOTAL      FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Fixed Rate
   Amount                                       $   50     $  --    $   --    $   --    $   --     $   --      $   50      $   50
   Weighted average interest rate                  5.8%       --        --        --        --         --         5.8%        5.8%

LONG-TERM DEBT
Fixed Rate
   Amount                                       $   --     $  --    $   --    $   --    $   --     $  650      $  650      $  674
   Weighted average effective interest rate         --        --        --        --        --        7.4%        7.4%        6.9%
-----------------------------------------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT STRATEGIES USED TO MANAGE MARKET RISK

The Company employs several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and Hartford Life's Finance Committee. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $10.9 billion at December 31, 1997 ($6.6 billion related to insurance investments and $4.3 related to life insurance liabilities).

The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1997 was $255.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedging as of December 31, 1997 was $4.3 billion.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1997 was $3.2 billion.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1997 was $3.1 billion.

The following tables provide information on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps, floors and options, the tables present notional amounts with weighted average pay and received rates for swaps and weighted average strike rates for caps, floors and options by maturity year. For interest rate futures, the tables present contract amount and weighted average settlement price by expected maturity year.

                                                                                                                           1997
INTEREST RATE SWAPS                            1998      1999      2000     2001      2002      Thereafter      TOTAL    Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
   Notional value                            $ 120     $ 151     $  69     $ 198     $  39      $    297     $    874      (19)
   Weighted average pay rate                   5.9%      6.4%      6.5%      6.7%      6.7%          6.5%         6.5%
   Weighted average receive rate               7.1%      6.2%      5.9%      6.1%      5.9%          5.8%         6.1%
Pay Variable/Receive Fixed
   Notional value                            $ 749     $ 995     $ 428     $ 351     $ 449      $  1,240     $  4,212      172
   Weighted average pay rate                   5.9%      5.9%      5.9%      6.0%      5.9%          5.9%         5.9%
   Weighted average receive rate               6.4%      6.5%      6.8%      7.0%      6.7%          7.5%         6.9%
Pay Variable /Receive Different Variable
   Notional value                            $  83     $ 161     $ 275     $  50     $ 291      $    721     $  1,581       (3)
   Weighted average pay rate                   6.0%      5.9%      5.9%      5.9%      7.7%          6.5%         6.4%
   Weighted average receive rate               6.0%      6.8%      6.1%      9.6%      6.1%          7.0%         6.7%
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            1997
                                                    1998     1999    2000       2001     2002      Thereafter   TOTAL    Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CAPS - LIBOR BASED
Purchased
   Notional value                                $   --    $   --   $   --    $    5    $   --      $   38      $   43      $3
   Weighted average strike rate (4.0 - 5.9%)         --        --       --       5.9%       --         5.2%        5.2%
   Notional value                                $   50    $   --   $   --    $   --    $   --      $   35      $   85      $1
   Weighted average strike rate (6.0 - 7.9%)        7.0%       --       --        --        --         6.6%        6.8%
   Notional value                                $   37    $   --   $   --    $   --    $   13      $  210      $  260      $2
   Weighted average strike rate (8.0 - 9.9%)        8.6%       --       --        --       9.0%        8.4%        8.5%
   Notional value                                $   --    $   16   $   10    $   --    $   26      $   --      $   52      $--
   Weighted average strike rate (10.0 - 11.9%)       --      11.8%    11.5%       --      10.1%         --        10.9%
Issued
   Notional value                                $   50    $   --   $   --    $   --    $   --      $   13      $   63      $--
   Weighted average strike rate (6.0 - 7.9%)        7.0%       --       --        --        --         7.2%        7.0%
   Notional value                                $   --    $   --   $   --    $    4    $   --      $   13      $   17      $--
   Weighted average strike rate (8.0 - 9.9%)         --        --       --       8.9%       --         8.3%        8.5%
INTEREST RATE CAPS - CMT BASED
Purchased
   Notional value                                $  200    $   --   $  343    $   --    $   --      $   18      $  561      $--
   Weighted average strike rate (6 - 7.9%)          7.5%       --      7.8%       --        --         7.0%        7.6%
   Notional value                                $   --    $   --   $   95    $  100    $  100      $   --      $  295      $--
   Weighted average strike rate (8 - 9.9%)           --        --      8.0%      8.0%      9.5%         --         8.5%
Issued
   Notional value                                $   --    $   --   $  343    $   --    $   --      $   18      $  361      $--
   Weighted average strike rate (6 - 7.9%)           --        --      7.8%       --        --         7.5%        7.8%
   Notional value                                $   --    $   --   $   --    $  100    $  100      $   --      $  200      $--
   Weighted average strike rate (8 - 9.9%)           --        --       --       8.0%      9.5%         --         8.8%
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           1997
                                                 1998      1999      2000        2001       2002    Thereafter    TOTAL   Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE FLOORS - LIBOR BASED
Purchased
   Notional value                              $   --    $  100    $   --      $   --      $   --     $   --      $  100      $--
   Weighted average strike rate (4.0 - 5.9%)       --       4.2%       --          --          --         --         4.2%
   Notional value                              $   --    $   --    $   --      $   --      $   --     $   65      $   65      $ 5
   Weighted average strike rate (6.0 - 7.9%)       --        --        --          --          --        7.0%        7.0%
Issued
   Notional value                              $   --    $   --    $   10      $   10      $   39     $  204      $  263      $(4)
   Weighted average strike rate (4.0 - 5.9%)       --        --       5.1%        4.9%        5.3%       5.3%        5.3%
   Notional value                              $   --    $   --    $   --      $   --      $   --     $   27      $   27      $(3)
   Weighted average strike rate (6.0 - 7.9%)       --        --        --          --          --        7.8%        7.8%

INTEREST RATE FLOORS - CMT BASED
Purchased
   Notional value                              $  300    $   --    $  100      $   --      $   --     $  150      $  550      $ 4
   Weighted average strike rate (4.0 - 5.9%)      5.8%       --       5.8%         --          --        5.5%        5.7%
   Notional value                              $   81    $   40    $   10      $  500      $   --     $   --      $  631      $ 9
   Weighted average strike rate (6.0 - 7.9%)      6.3%      6.5%      6.0%        6.0%         --         --         6.1%
Issued
   Notional value                              $   --    $   --    $   --      $  540      $   --     $   --      $  540      $(2)
   Weighted average strike rate (4.0 - 5.9%)       --        --        --         5.0%         --         --         5.0%
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                            1997
INTEREST RATE FUTURES                       1998        1999       2000        2001       2002    Thereafter   TOTAL     Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Long
   Contract amount / Notional            $   19       $  --       $  --        $ --       $ --       $ --      $   19        N/A
   Weighted average settlement price     $  121       $  --       $  --        $ --       $ --       $ --      $  121        N/A
Short
   Contract amount / Notional            $   22       $   3       $  25        $ --       $ --       $ --      $   50        N/A
   Weighted average settlement price     $   94       $  94       $  94        $ --       $ --       $ --      $   94        N/A
-----------------------------------------------------------------------------------------------------------------------------------

N/A - Not Applicable

LIFE INSURANCE LIABILITY CHARACTERISTICS

Insurance liabilities, other than non-guaranteed separate accounts, which were backed by $42.3 billion in total assets (including investments of $31.6 billion), totaled $26.5 billion (net of ceded reinsurance and policy loans) at December 31, 1997. These insurance liabilities consisted of future policy benefits of $4.9 billion, other policyholder funds of $21.1 billion, guaranteed separate accounts of $10.1 billion and reinsurance recoverables of $(5.8) billion and policy loans of $(3.8) billion. Matching of the duration of the investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The Company's insurance policy liabilities, along with estimated duration periods based on the Company's internal actuarial assumptions, can be summarized based on investment needs in the five categories described below at December 31, 1997.

 ($ in billions)
-------------------------------------------------------------------------------------------------------------------------------

DESCRIPTION (1)                                        1998      1999       2000      2001      2002     Thereafter      TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles             $    2.9    $   1.8    $   1.9    $  1.2   $  0.6       $  4.3       $  12.7
   Weighted average credited rate                       6.6%       7.1%       6.9%      6.9%     7.1%         6.6%          6.8%
Indexed asset accumulation vehicles                $    0.1    $   0.1    $    --    $   --   $   --       $   --       $   0.2
   Weighted average credited rate                       5.7%       6.3%        --        --       --           --           5.9%
Interest credited asset accumulation vehicles      $    4.2    $   0.6    $   0.4    $  0.4   $  0.5       $  4.7       $  10.8
   Weighted average credited rate                       5.7%       6.0%       6.0%      6.0%     6.1%         5.9%          5.8%
Long-term pay out liabilities                      $    0.4    $   0.3    $   0.2    $  0.1   $  0.1       $  1.2       $   2.3
Short-term pay out liabilities                     $    0.5    $    --      $  --      $ --   $   --       $   --       $   0.5
--------------------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 1997, the fair value of the Company's investment contracts including guaranteed separate accounts was $21.9 billion.

Fixed Rate Asset Accumulation Vehicles -- Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder's choice of guarantee period.

Indexed Asset Accumulation Vehicles -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited Asset Accumulation Vehicles -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of the Company's variable annuity products. Liability duration is short to intermediate term.

Long-term Pay Out Liabilities -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years but, at times, exceeds 30 years.

Short-term Pay Out Liabilities -- These liabilities are short-term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

SENSITIVITY TO CHANGES IN INTEREST RATES

For liabilities whose cash flows are not substantially affected by changes in interest rates ("fixed liabilities") and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represent approximately 60% of the Company's general and guaranteed separate account liabilities. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                             CHANGE IN NET ECONOMIC
                             VALUE DECEMBER 31, 1997

---------------------------------------------------------------------------------
Basis Point Shift                              -100                  +100
---------------------------------------------------------------------------------
    Dollar amount                               $5                  $(10)
    Percent of liability value                  0.03%                (0.06%)
---------------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.5 billion, $837 and $1.2 billion as of December 31, 1997, 1996 and 1995, respectively. The capital structure of Hartford Life consists of debt and equity, and is summarized as follows:


                                                                                              1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                            $      50      $      --     $      --
Long-term debt                                                                                   650             --            --
Allocated Advances from parent                                                                    --            893           732
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL DEBT                                                                           $     700      $     893     $     732
      -----------------------------------------------------------------------------------------------------------------------------
Equity excluding net unrealized capital gains (losses) on securities, net of tax           $   1,907      $   1,245     $   1,221
Net unrealized capital gains (losses) on securities, net of tax                                  237             29           (44)
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                           $   2,144      $   1,274     $   1,177
      -----------------------------------------------------------------------------------------------------------------------------
      TOTAL CAPITALIZATION EXCLUDING NET UNREALIZED CAPITAL GAINS (LOSSES) ON
       SECURITIES, NET OF TAX                                                              $   2,607      $   2,138     $   1,953
      -----------------------------------------------------------------------------------------------------------------------------
Debt to equity excluding net unrealized capital gains (losses) on
securities, net of tax                                                                           37%            72%           60%
Debt to capitalization excluding net unrealized capital gains (losses) on securities,
net of tax                                                                                       27%            42%           37%
-----------------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $469, or 22%, to $2.6 billion in 1997 and $185, or 9%, to $2.1 billion in 1996. In 1997, the increase was primarily the result of net income of $306 and net proceeds from the IPO of $687, which were partially offset by a net reduction in debt of $193 and dividends of $341. As a result of the IPO and debt restructuring described below, both the debt to equity and debt to capitalization ratios decreased to 37% and 27% as of December 31, 1997, respectively, from 72% and 42% as of December 31, 1996, respectively. The Company's commercial paper and senior debt are rated by independent rating agencies and the Company continues to maintain debt to capital ratios consistent with these ratings.

INITIAL PUBLIC OFFERING

On February 10, 1997, the Company filed a registration statement, as amended, with the Securities and Exchange Commission relating to an IPO of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares at $28.25 per share and received net proceeds of $687. Of the proceeds, $527 was used to retire debt related to the Company's outstanding promissory notes and line of credit with the remaining $160 contributed to the Company's insurance subsidiaries to support growth in its core businesses.

DEBT

On February 7, 1997, the Company declared a dividend of $1.2 billion payable to its direct parent, Hartford Accident and Indemnity Company ("HA&I"). As a result, the Company borrowed $1.1 billion on February 18, 1997, pursuant to a $1.3 billion line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1.2 billion dividend, $893 constituted a repayment of the portion of The Hartford's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the "Allocated Advances"). In addition, on April 4, 1997 the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven in the form of a capital contribution from HA&I.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 12, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65%
debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from these issuances, $670 was used to retire the remaining balance on the $1.3 billion line of credit with the remainder being used for working capital and other general corporate purposes. Subsequently, the Company reduced the capacity of the line of credit from $1.3 billion to $250, which will be primarily used to support the commercial paper program.


DIVIDENDS

In 1997, a total of $25 in dividends was paid to holders of Class A and Class B Common Stock. See "Debt" discussion above for 1997 dividend payments made prior to the IPO.

In 1998, Hartford Life expects to continue paying quarterly dividends on its common stock of $0.09 per share. Dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of the regulatory restrictions discussed in the Liquidity Requirements section below.

The Company received dividends from its regulated life insurance subsidiaries of $68 in 1997.

TREASURY STOCK

During 1997, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 100,000 shares of its common stock in the open market at a total cost of $4. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase shares of its common stock to make shares available for its various employee stock-based benefit plans.

RATINGS

The following table summarizes Hartford Life's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 10, 1998:

                                          A.M.     DUFF &                STANDARD &
                                          BEST     PHELPS     MOODY'S     POOR'S
-------------------------------------------------------------------------------------
INSURANCE RATINGS:
   Hartford Life                           A+        AA+        Aa3         AA
   Hartford Life & Accident                A+        AA+        Aa3         AA
   Hartford Life & Annuity                 A+        AA+        Aa3         AA
-------------------------------------------------------------------------------------
OTHER RATINGS:
    Hartford Life, Inc.:
    Senior debt                             -        A+         A2           A
    Commercial paper                        -        D-1        P-1         A-1
-------------------------------------------------------------------------------------

Ratings are an important factor in establishing the competitive position of an insurance company such as Hartford Life. There can be no assurance that the Company's ratings will continue for any given period of time, or that they will not be changed. In the event that the Company's ratings are downgraded, the level of sales or the persistency of the Company's block of in-force business may be adversely impacted.

LIQUIDITY REQUIREMENTS

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and bank borrowings. The principal sources of funds are premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service debt.

Dividends to Hartford Life, Inc. from its subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Hartford Life and Accident ("HLA"), a direct subsidiary of the Company, adheres to these laws which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company without prior approval in 1997 is estimated to be $167.

The insurance holding company laws of the other jurisdictions in which Hartford Life's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, Hartford Life carries a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company's investment objectives and strategies, see the "Investments" section of the MD&A.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") adopted regulations establishing minimum capitalization requirements based on Risk-Based Capital ("RBC") formulas for life insurance companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the major life insurance subsidiaries are in excess of 200% as of December 31, 1997.



CASH FLOW

                                       1997            1996            1995
----------------------------------------------------------------------------
Cash provided by operating
   activities                        $ 1,147           $ 338           $ 266
Cash (used for) provided by
   investing activities              $  (650)          $  58           $(662)
Cash (used for) provided by
   financing activities              $  (480)          $(394)          $ 431
----------------------------------------------------------------------------
Increase in cash                     $    17           $   2           $  35
Impact of foreign exchange           $    (1)          $  --           $   1
Cash - beginning of year             $    72           $  70           $  34
----------------------------------------------------------------------------
Cash - end of year                   $    88           $  72           $  70
----------------------------------------------------------------------------

During 1997, cash provided by operating activities increased from the prior year due primarily to growth in the Individual Life Insurance segment and the Group Insurance operation of the Employee Benefits segment. The change in cash used for investing activities primarily reflects the investment of cash from operating activities. The change in cash used for financing activities was primarily due to declines in investment-type contracts and changes in debt and dividends paid to the Company's parent, which were partially offset by proceeds from the IPO.

During 1996, cash provided by operating activities increased from the prior year due primarily to continued growth in business operations. The changes in cash provided by or used for both investing and financing activities were primarily due to increases in investment-type contract maturities, partially offset by changes in allocated advances from the Company's parent. Operating cash flows in each of the past three years have been more than adequate to meet liquidity requirements.

REGULATORY INITIATIVES AND CONTINGENCIES

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Current and proposed Federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 1998 Federal Budget Proposal currently contains certain recommendations for modifying tax rules related to the treatment of variable annuities and COLI by contractholders, which if enacted as described, could have a material adverse impact on the Company's sales of these products. It is too early to determine whether these tax proposals will ultimately be enacted by Congress and the potential impact, if any, to the Company's financial condition or results of operations.

INSOLVENCY FUND

In all states, insurers licensed to transact certain classes of insurance are required to become members of an insolvency fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, all members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to 1% or 2% of premiums written per year depending on the state. Such assessments paid by Hartford Life approximated $15, $12 and $13 in 1997, 1996 and 1995, respectively.

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life. Even if enacted in Connecticut or other states in which Hartford Life's subsidiaries are domiciled, it is expected that these laws will neither significantly change Hartford Life's investment strategies nor have any material adverse effect on Hartford Life's liquidity or financial position.

The NAIC is expected to adopt its codification of Statutory Accounting Principles ("SAP") in early 1998 with a proposed effective date of January 1, 1999. The American Institute of Certified Public Accountants ("AICPA") has not yet determined whether SAP will qualify as an Other Comprehensive Basis of Accounting ("OCBOA"). If SAP is granted OCBOA status and is adopted by Hartford Life's domiciliary states, the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of the Company.

YEAR 2000

The Year 2000 issue relates to the ability or inability of computer systems to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because many computer systems that are in use today were developed years ago when a year was identified using a two-digit field rather than a four-digit field. As information and data containing or related to the century date are introduced to computer hardware, software and other systems, date sensitive systems may recognize the year 2000 as 1900, or not at all, which may result in computer systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors and others, may also adversely affect any given company.

As an insurance and financial services company, Hartford Life has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products from Hartford Life. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, Hartford Life has business relationships with numerous third parties that affect virtually all aspects of Hartford Life's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products.

Beginning in 1990, Hartford Life began working on making its computer systems Year 2000 ready, either by installing new programs or by replacing systems. In January 1998, Hartford Life commenced a company-wide program to further identify, assess and remediate the impact of Year 2000 problems in all of Hartford Life's business segments. Hartford Life currently anticipates that this internal program will be substantially completed by the end of 1998, and testing of computer systems will continue through 1999. The costs of addressing the Year 2000 issue that have been incurred by Hartford Life through the year ended December 31, 1997 have not been material to Hartford Life's financial condition or results of operations. Hartford Life will continue to incur costs related to its Year 2000 efforts and is in the process of attempting to determine the approximate total costs to be incurred in the future, which are not currently anticipated to be material to the Company's results of operations or financial condition.

In addition, as part of its Year 2000 program, Hartford Life is identifying third parties with which it has significant business relations in order to attempt to assess the potential impact on Hartford Life of their Year 2000 issues and remediation plans. Hartford Life currently anticipates that it will substantially complete this evaluation by the end of 1998, and will conduct systems testing with certain third parties through 1999. Hartford Life does not have control over these third parties and, as a result, Hartford Life cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life during the three most recent fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HARTFORD LIFE

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 1998 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by Hartford Life with the Securities and Exchange Commission within 120 days after the end of the last fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors" and "The Board of Directors and Its Committees" and is incorporated herein by reference. Additional information required by Item 10 regarding Hartford Life's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of Hartford Life" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is set forth in the Proxy Statement under the captions "Compensation of Executive Officers", "The Board of Directors and its Committees - Directors' Compensation", and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is set forth in the Proxy Statement under the caption "Stock Ownership of Directors, Executive Officers and Certain Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is set forth in Proxy Statement under the caption "Certain Relationships with The Hartford" and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

   1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

   2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

   3.  EXHIBITS. See Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K - None.

(c)  See Item 14(a)(3).

(d)  See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                    Page(s)
Report of Management                                                                                 F-1
Report of Independent Public Accountants                                                             F-2
Consolidated Statements of Income for the three years ended December 31, 1997                        F-3
Consolidated Balance Sheets as of December 31, 1997 and 1996                                         F-4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997          F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 1997                    F-6
Notes to Consolidated Financial Statements                                                           F-7-25
Summary of Investments - Other Than Investments in Affiliates                                        S-1
Condensed Financial Information of Hartford Life, Inc.                                               S-2-3
Supplementary Insurance Information                                                                  S-4
Reinsurance                                                                                          S-5
Valuation and Qualifying Accounts                                                                    S-6

                              REPORT OF MANAGEMENT


The management of Hartford Life, Inc. ("Hartford Life") is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly Hartford Life's financial position and results of operations, and, that any other information contained in the Annual Report is consistent with the financial statements.

Management has made available Hartford Life's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of Hartford Life's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is Hartford Life's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration Hartford Life's system of internal controls in determining the nature, timing and extent of its audit tests.

Another important element is management's recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that Hartford Life's affairs are transacted according to the highest standards of personal and professional conduct. Hartford Life has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of Hartford Life (the "Committee"), composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to assure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HARTFORD LIFE, INC.:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life, Inc. ("Hartford Life") (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of Hartford Life's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartford Life and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 27, 1998

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the years ended December 31,
(In millions, except for per share data)                           1997             1996              1995
----------------------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                                $3,163          $ 3,069           $ 2,643
Net investment income                                             1,536            1,534             1,451
Net realized capital gains (losses)                                  --             (219)               (4)
----------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                               4,699            4,384             4,090
     -----------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                    2,671            2,727             2,395
Amortization of deferred policy acquisition costs                   345              241               205
Dividends to policyholders                                          241              635               675
Interest expense                                                     58               55                35
Other expenses                                                      904              695               554
----------------------------------------------------------------------------------------------------------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                          4,219            4,353             3,864
     -----------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAX EXPENSE                               480               31               226
Income tax expense                                                  174                7                76
----------------------------------------------------------------------------------------------------------
     NET INCOME                                                  $  306          $    24           $   150
     -----------------------------------------------------------------------------------------------------

PRO FORMA BASIC EARNINGS PER SHARE (1)                           $ 2.28          $  0.19           $    --
PRO FORMA DILUTED EARNINGS PER SHARE (1)                         $ 2.28          $  0.19           $    --
----------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (1)                      134              125                --
Weighted average common shares outstanding
  and dilutive potential common shares (1)                          134              125                --
----------------------------------------------------------------------------------------------------------
Cash dividends declared per share subsequent
  to the Initial Public Offering (2)                             $ 0.18          $    --           $    --


(1) See Note 9 of Notes to Consolidated Financial Statements for further explanation.

(2) Cash dividends declared exclude amounts paid to the Company's parent prior to the Initial Public Offering (May 22, 1997).


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             HARTFORD LIFE, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                          As of December 31,
                                                                    --------------------------
(In millions, except for share data)                                    1997              1996
----------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value
  (amortized cost of $16,475 and $15,659)                          $  16,848           $15,711
Equity securities, at fair value                                         181               119
Policy loans, at outstanding balance                                   3,759             3,839
Other investments, at cost                                               182               161
----------------------------------------------------------------------------------------------
    Total investments                                                 20,970            19,830
Cash                                                                      88                72
Premiums receivable and agents' balances                                 147               170
Reinsurance recoverables                                               5,765             5,839
Deferred policy acquisition costs                                      3,361             2,800
Deferred income tax                                                      397               543
Other assets                                                             890               909
Separate account assets                                               69,362            49,770
----------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                   $ 100,980           $79,933
    ------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                             $   4,939           $ 3,986
Other policyholder funds                                              21,139            22,253
Short-term debt                                                           50                --
Long-term debt                                                           650                --
Allocated advances from parent                                            --               893
Other liabilities                                                      2,696             1,757
Separate account liabilities                                          69,362            49,770
----------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                 98,836            78,659

STOCKHOLDERS' EQUITY
Preferred stock - authorized 50,000,000 shares; no shares issued
     and outstanding,  par value $0.01                                    --                --
Common stock - authorized 0 and 1,000 shares; issued and
     outstanding 0 and 100  shares, par value $0.01                       --                --
Class A common stock - authorized 600,000,000 shares; issued and
     outstanding 26,026,153 and 0 shares, par value $0.01                 --                --
Class B common stock - authorized 600,000,000 shares;
     issued and outstanding 114,000,000 and 0 shares,
     par  value $0.01                                                      1                --
Capital surplus                                                        1,283               585
Treasury stock, at cost - 35,684 and 0 shares                             (1)               --
Net unrealized capital gains on securities, net of tax                   237                29
Retained earnings                                                        624               660
----------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                         2,144             1,274
    ------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 100,980           $79,933
        --------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 CLASS A           CLASS B
                                          PREFERRED           COMMON             COMMON            COMMON            CAPITAL
(In millions)                               STOCK              STOCK              STOCK             STOCK             SURPLUS
                                          ---------          ---------          ---------         ---------           -------
BALANCE, DECEMBER 31, 1994                $      --          $      --          $      --         $      --           $   405
Net income                                       --                 --                 --                --                --
Dividends                                        --                 --                 --                --                --
Capital contribution                             --                 --                 --                --               180
Change in net unrealized
capital gains (losses) on
securities, net of tax                           --                 --                 --                --                --
Translation adjustments                          --                 --                 --                --                --
                                          ---------          ---------          ---------         ---------           -------

BALANCE, DECEMBER 31, 1995                       --                 --                 --                --               585
Net income                                       --                 --                 --                --                --
Change in net unrealized
capital gains (losses) on
securities, net of tax                           --                 --                 --                --                --
                                          ---------          ---------          ---------         ---------           -------

BALANCE, DECEMBER 31, 1996                       --                 --                 --                --               585
Net income                                       --                 --                 --                --                --
Dividends                                        --                 --                 --                --                --
Conversion to Class B
common stock                                     --                 --                 --                 1                (1)
Issuance of Class A
common stock                                     --                 --                 --                --               687
Capital contribution                             --                 --                 --                --                12
Net treasury stock activity                      --                 --                 --                --                --
Change in net unrealized
capital gains (losses) on
securities, net of tax                           --                 --                 --                --                --
Translation adjustments                          --                 --                 --                --                --

                                          ---------          ---------          ---------         ---------           -------

BALANCE, DECEMBER 31, 1997                $      --          $      --          $      --         $       1           $ 1,283
                                          =========          =========          =========         =========           =======


                                                          NET
                                                       UNREALIZED
                                                         CAPITAL
                                                      GAINS (LOSSES)
                                                           ON                                       TOTAL
                                  TREASURY              SECURITIES,         RETAINED            STOCKHOLDERS'
                                   STOCK                NET OF TAX          EARNINGS               EQUITY
                                  --------            --------------       ---------            -------------
BALANCE, DECEMBER 31, 1994          $--                   $(730)              $ 711               $   386
Net income                           --                      --                 150                   150
Dividends                            --                      --                (226)                 (226)
Capital contribution                 --                      --                  --                   180
Change in net unrealized
capital gains (losses)  on
securities, net of tax               --                     686                  --                   686
Translation adjustments              --                      --                   1                     1
                                    ---                   -----               -----               -------

BALANCE, DECEMBER 31, 1995           --                     (44)                636                 1,177
Net income                           --                      --                  24                    24
Change in net unrealized
capital gains (losses) on
securities, net of tax               --                      73                  --                    73
                                    ---                   -----               -----               -------

BALANCE, DECEMBER 31, 1996           --                      29                 660                 1,274
Net income                           --                      --                 306                   306
Dividends                            --                      --                (341)                 (341)
Conversion to Class B
common stock                         --                      --                  --                    --
Issuance of Class A
common stock                         --                      --                  --                   687
Capital contribution                 --                      --                  --                    12
Net treasury stock activity          (1)                     --                  --                    (1)
Change in net unrealized
capital gains (losses) on
securities, net of tax               --                     208                  --                   208
Translation adjustments              --                      --                  (1)                   (1)
                                    ---                   -----               -----               -------

BALANCE, DECEMBER 31, 1997          $(1)                  $ 237               $ 624               $ 2,144
                                    ===                   =====               =====               =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the years ended December 31,
                                                                  ----------------------------------------
(IN MILLIONS)                                                     1997              1996              1995
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                   $   306           $    24           $   150
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED
BY OPERATING ACTIVITIES
  Depreciation and amortization                                     23                12                17
  Net realized capital losses                                       --               219                 4
  Decrease (increase) in premiums receivable and
  agents' balances                                                  23               (13)              (27)
  Increase in other liabilities                                    258               433               171
  Increase (decrease) in receivables, payables and
  accruals                                                          77                 2              (266)
  Increase (decrease) in accrued taxes                             143               (90)               35
  Decrease (increase) in deferred income taxes                      37              (137)             (104)
  Increase in deferred policy acquisition costs                   (561)             (580)             (390)
  Increase in liabilities for future policy benefits               956               472               654
  (Increase) decrease in reinsurance recoverables and
  other assets                                                    (115)               (4)               22
----------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATING ACTIVITIES                        1,147               338               266
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of fixed maturity investments                       (7,943)           (7,045)           (6,950)
  Sales of fixed maturity investments                            5,220             4,018             5,494
  Maturities and principal paydowns of fixed maturity
  investments                                                    2,513             2,890             1,847
  Purchases of other investments                                  (159)             (391)             (928)
  Sales of other investments                                       140               284                64
  Net (purchases) sales of short-term investments                 (421)              302              (189)
----------------------------------------------------------------------------------------------------------
    CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES              (650)               58              (662)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Increase in short-term debt                                       50                --                --
  Increase in long-term debt                                       650                --                --
  (Decrease) increase in allocated advances from parent           (893)              115                --
  Dividends paid                                                  (329)              (19)               --
  Net (disbursements for) receipts from investment
   and universal life-type contracts (charged
   against) credited to policyholder accounts                     (644)             (490)              431
  Net proceeds from the sale of common stock                       687                --                --
  Acquisition of treasury stock                                     (1)               --                --
----------------------------------------------------------------------------------------------------------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES              (480)             (394)              431
----------------------------------------------------------------------------------------------------------
  Increase in cash                                                  17                 2                35
  Impact of foreign exchange                                        (1)               --                 1
----------------------------------------------------------------------------------------------------------
  Cash - beginning of year                                          72                70                34
----------------------------------------------------------------------------------------------------------
    CASH - END OF YEAR                                         $    88           $    72           $    70
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE YEAR FOR:
Income taxes                                                   $    45           $   166           $   173
Interest                                                       $    55           $    55           $    35

NONCASH FINANCING ACTIVITIES:
Capital contribution                                           $    12           $    --           $   180
Increase in allocated advances from parent for other assets    $    --           $    46           $    --
Dividends                                                      $    --           $    --           $   207


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA UNLESS OTHERWISE STATED)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Hartford Life, Inc. (a Delaware corporation) ("Hartford Life" or the "Company") was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company ("HLA"). On February 10, 1997, Hartford Life filed a registration statement, as amended, with the Securities and Exchange Commission relating to an initial public offering ("IPO" or "the Offering") of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, Hartford Life became a publicly traded company selling 26 million shares at $28.25 per share and receiving net proceeds of $687. The Company is a direct subsidiary of Hartford Accident and Indemnity Company ("HA&I") and is ultimately a subsidiary of Hartford Fire Insurance Company ("Hartford Fire"). Hartford Fire is an indirect wholly owned subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). On December 19, 1995, ITT Industries, Inc. (formerly ITT Corporation) ("ITT") distributed all the outstanding shares of capital stock of The Hartford to ITT stockholders of record on such date (the transactions relating to such distribution are referred to herein as the "ITT Spin-off"). As a result of the ITT Spin-off, The Hartford became an independent, publicly traded company. The Company is a holding company and as such has no material business of its own.

The Company is a leading insurance and financial services company which provides, primarily in the United States: (a) investment products such as individual variable annuities and fixed market value adjusted annuities, deferred compensation and retirement plan services and mutual funds for savings and retirement needs; (b) life insurance for income protection and estate planning; and (c) employee benefits products such as group life and group disability insurance.

2.  SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Hartford Life, Inc. and HLA and subsidiaries on the basis of historical cost, in a manner similar to pooling of interests accounting. HLA directly owns all outstanding shares of ITT Hartford Life of Canada Insurance Company and Hartford Life Insurance Company, which in turn owns all outstanding shares of ITT Hartford Life and Annuity Insurance Company and ITT Hartford International Life Reassurance Corporation.

These financial statements present the financial position, results of operations and cash flows of Hartford Life as if it were a separate entity for all periods presented. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated. The consolidated financial statements are prepared on the basis of generally accepted accounting principles which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policy benefits and other policyholder funds. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(b)  CHANGES IN ACCOUNTING PRINCIPLES

In December 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-3 "Accounting by Insurance and Other Enterprises for Insurance Related Assessments". This SOP provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. Specifically, the SOP provides guidance on when a guaranty fund or other assessment should be recognized, how to measure the liability, and what information should be disclosed. This SOP will be effective for fiscal years beginning after December 15, 1998. Adoption of SOP 97-3 is not expected to have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement established new standards for computing and presenting earnings per share

("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. For additional information, see Note 9.

On November 14, 1996, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes". This EITF issue requires companies to record income on certain structured securities on a retrospective interest method. The Company adopted EITF No. 96-12 for structured securities acquired after November 14, 1996. Adoption of EITF No. 96-12 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Subsequently, in December 1996, the FASB issued SFAS No. 127, "Deferral of Effective Date of Certain Provisions of FASB Statement No. 125, which defers the effective date of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 125 is not expected to have a material effect on the Company's financial condition or results of operations.

Effective January 1, 1996, Hartford Life adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective in 1996. As permitted by SFAS No. 123, Hartford Life measures compensation costs of employee stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and has made disclosures of pro forma net income and pro forma earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied. For additional information, see Note 11.

The Company's cash flows were not impacted by these changes in accounting principles.

(c)  REVENUE RECOGNITION

Revenues for universal life-type $ investment products consist of policy charges for the cost of insurance, policy administration and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance and disability policies are recognized as revenues when they are due from policyholders.

(d)  FUTURE POLICY BENEFITS AND OTHER POLICYHOLDER FUNDS

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Health reserves, which are the result of sales of group long-term and short-term disability, stop loss, Medicare Supplement and individual disability products, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges.

(e)  POLICYHOLDER REALIZED CAPITAL GAINS AND LOSSES

Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred over the expected maturity of the securities, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them.

(f)  INVESTMENTS

Hartford Life's investments in fixed maturities include bonds and commercial paper which are considered "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of Stockholders' Equity designated "Net unrealized capital gains (losses) on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair values with the after-tax difference from cost reflected in Stockholders' Equity. Policy loans are carried at outstanding balance which approximates fair value. Net realized capital gains and losses, after deducting pension policyholders' share, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an on-going basis.

During 1996, it was determined that certain individual securities within the investment portfolio supporting the Company's block of guaranteed rate contract business written prior to 1995 could not recover to amortized cost prior to sale. Therefore, an other than temporary impairment loss of $88, after taxes, was recorded.

(g)  DERIVATIVE INSTRUMENTS

Hartford Life uses a variety of derivative instruments including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. Hartford Life does not hold or issue derivative instruments for trading purposes. Hartford Life's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA SOP 86-2, "Accounting for Options" and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in Stockholders' Equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an on-going basis. Hartford Life's minimum correlation threshold for hedge designation is 80%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls below 80%, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument it is intended to replicate. Derivative instruments which fail to meet risk management criteria, subsequent to acquisition, are marked to market with the impact reflected in the Consolidated Statements of Income.

Gains or losses on financial futures contracts entered into in anticipation of the investment of future receipt of product cash flows are deferred and, at the time of the ultimate investment purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the contract futures are closed, except for futures used in duration hedging which are deferred and basis adjusted on a quarterly basis. The basis adjustments are amortized into net investment income over the remaining asset life.

Open forward commitment contracts are marked to market through Stockholders' Equity. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of forward commitment contracts before the delivery of the securities are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

The cost of options entered into as part of a risk management strategy are basis adjusted to the underlying asset or liability and amortized over the remaining life of the option. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life.

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to investment income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in net investment income. Interest rate swaps purchased in anticipation of an asset purchase ("anticipatory transaction") are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized capital gain or loss.

Premiums paid on purchased floor or cap agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustments component of Stockholders' Equity. Cash flows from futures, options, and swaps, accounted for as hedges, are included with the cash flows of the item being hedged.

(h)  SEPARATE ACCOUNTS

The Company maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments, and investment income and gains and losses accrue directly to the policyholders. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate account assets, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(i)  DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, generally 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment charges, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are reestimated and adjusted by a cumulative charge or credit to income.

The Company's other expenses include the following:

                                          1997            1996            1995
                                        -------           -----           -----
Commissions                             $ 1,073           $ 949           $ 705
Deferred acquisition costs                 (881)           (836)           (633)
Other                                       712             582             482
                                        -------           -----           -----
          Total other expenses          $   904           $ 695           $ 554
                                        =======           =====           =====

(j) CLAIM RESERVES

The following table displays the development of the claim reserves (included in future policy benefits on the Consolidated Balance Sheets) resulting primarily from group disability products as of December 31, 1997 and 1996:

                                                     1997              1996
                                                   -------           -------
CLAIM RESERVES, JANUARY 1                          $ 1,496           $ 1,254
----------------------------------------------------------------------------
Less: Reinsurance recoverable, January 1                53                35
                                                   -------           -------
Incurred expenses related to:
     Current year                                      890               799
     Prior year                                        (51)              (66)
                                                   -------           -------
          Total incurred                               839               733
                                                   -------           -------
Paid expenses related to:
     Current year                                      274               236
     Prior year                                        333               273
                                                   -------           -------
          Total paid                                   607               509
                                                   -------           -------
Add: Reinsurance recoverable, December 31               71                53
                                                   -------           -------
CLAIM RESERVES, DECEMBER 31                        $ 1,746           $ 1,496
============================================================================

(k) FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in Stockholders' Equity. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.

(l) DIVIDENDS TO POLICYHOLDERS

Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings of the life insurance subsidiaries of the Company. The participating insurance in force accounted for 33%, 25%, and 23% in 1997, 1996, and 1995, respectively, of total insurance in force.

3.  INITIAL PUBLIC OFFERING

On February 10, 1997, Hartford Life filed a registration statement, as amended, with the Securities and Exchange Commission, relating to the IPO of the Company's Class A Common Stock. Pursuant to the Offering on May 22, 1997, Hartford Life sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire promissory notes outstanding and the line of credit discussed in
Note 7 and the remaining $160 was contributed to the Company's insurance subsidiaries to be used for growth in the Company's core businesses.

The 26 million shares sold in the Offering represent approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. The Hartford owns all of the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of HLI's stockholders.

On April 3, 1997, the Company reclassified the authorized shares of common stock, par value $0.01 per share, of the Company into Class B Common Stock, par value $0.01 per share ( the "Class B Common Stock" ), and authorized the Class A Common Stock, par value $0.01 per share ( the "Class A Common Stock" ) and the preferred stock, par value $0.01 per share ( the "Preferred Stock" ).

Holders of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of any outstanding Preferred Stock, and generally have identical voting rights and vote together (not as separate classes), except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share. Also, each share of Class B Common Stock is convertible into a share of Class A Common Stock (a) upon the transfer of such share of Class B Common Stock by the holder thereof to a non-affiliate (except where the shares of Class B Common Stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B Common Stock is less than 50% of all the common stock then outstanding.

4.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                        For the years ended December 31,
                                                                                  -------------------------------------------
                                                                                    1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------
(a) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities                                             $ 1,094           $ 1,040           $ 1,112
Interest income from policy loans                                                     425               477               342
Income from other investments                                                          35                32                 9
-----------------------------------------------------------------------------------------------------------------------------
Gross investment income                                                             1,554             1,549             1,463
Less: Investment expenses                                                              18                15                12
-----------------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                          $ 1,536           $ 1,534           $ 1,451
=============================================================================================================================

(b) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                                  $   (11)          $  (214)          $    30
Equity securities                                                                      12                 2                (6)
Real estate and other                                                                  (1)               (4)              (26)
Less:  Decrease in liability to policyholders for realized capital gains               --                (3)               (2)
-----------------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL GAINS (LOSSES)                                            $    --           $  (219)          $    (4)
=============================================================================================================================

(c) NET UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized capital gains                                                    $    22           $     7           $     4
Gross unrealized capital losses                                                        --                (1)               (2)
-----------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains                                                           22                 6                 2
Deferred income tax expense                                                             8                 2                --
-----------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains, net of tax                                               14                 4                 2
Balance - beginning of year                                                             4                 2                (5)
-----------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES           $    10           $     2           $     7
=============================================================================================================================

(d) NET UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                                    $   461           $   425           $   581
Gross unrealized capital losses                                                       (88)             (373)             (598)
Unrealized capital (gains) losses credited to policyholders                           (30)              (13)              (53)
-----------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains (losses)                                                 343                39               (70)
Deferred income tax expense (benefit)                                                 120                14               (24)
-----------------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains (losses), net of tax                                     223                25               (46)
Balance - beginning of year                                                            25               (46)             (725)
-----------------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES            $   198           $    71           $   679
=============================================================================================================================

(e)    FIXED MATURITY INVESTMENTS

                                                                                   As of December 31, 1997
                                                        --------------------------------------------------------------------------
                                                                                    Gross               Gross
                                                                                 Unrealized           Unrealized
                                                           Amortized Cost           Gains               Losses          Fair Value
----------------------------------------------------------------------------------------------------------------------------------
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored)                          $       239       $            3      $           (1)      $        241
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                 1,366                   70                 (36)             1,400
  States, municipalities and political subdivisions             429                   10                  (1)               438
  International governments                                     472                   33                  (3)               502
  Public utilities                                              989                   30                  (3)             1,016
  All other corporate including international                 6,058                  252                 (29)             6,281
  All other corporate - asset-backed                          4,855                   53                 (10)             4,898
  Short-term investments                                      1,394                    -                   -              1,394
  Certificates of deposit                                       668                   10                  (5)               673
  Redeemable preferred stock                                      5                    -                   -                  5
----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                              $    16,475       $          461      $          (88)      $     16,848
----------------------------------------------------------------------------------------------------------------------------------

                                                                                    As of December 31, 1996
                                                            -----------------------------------------------------------------------
                                                                                    Gross          Gross
                                                                                 Unrealized      Unrealized
                                                              Amortized Cost        Gains          Losses            Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored)                               $       194       $        13      $       (4)      $          203
  U. S. gov't and gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                      2,167               165            (138)               2,194
  States, municipalities and political subdivisions                  423                 6             (11)                 418
  International governments                                          380                19              (4)                 395
  Public utilities                                                   967                13              (9)                 971
  All other corporate including international                      5,477               137            (125)               5,489
  All other corporate - asset-backed                               4,151                57             (60)               4,148
  Short-term investments                                             765                 -               -                  765
  Certificates of deposit                                          1,135                15             (22)               1,128
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                   $    15,659       $       425      $     (373)      $       15,711
-----------------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1997 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including MBS and CMO's, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.

                                               Amortized
MATURITY                                         Cost            Fair Value
-----------------------------------------------------------------------------
One year or less                            $        2,997    $        3,043
Over one year through five years                     6,433             6,522
Over five years through ten years                    3,928             3,994
Over ten years                                       3,117             3,289
-----------------------------------------------------------------------------
     TOTAL                                  $       16,475    $       16,848
-----------------------------------------------------------------------------

(e)  FIXED MATURITY INVESTMENTS (CONTINUED)

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1997, 1996 and 1995 resulted in proceeds of $5.2 billion, $4.0 billion and $5.5 billion, gross realized capital gains of $175, $102 and $111, gross realized capital losses (including writedowns) of $186, $316 and $81, respectively. Sales of equity security investments for the years ended December 31, 1997, 1996 and 1995 resulted in proceeds of $132, $74 and $42, gross realized capital gains of $12, $2 and $0 and gross realized capital losses of $0, $0 and $6, respectively.

(f) CONCENTRATION OF CREDIT RISK

The Company has invested in the securities of a single issuer, Merrill Lynch Mortgage Investors, in an amount greater than 10% of stockholders' equity. The amortized cost related to this investment was $230, the fair value was $231 and the associated ratings varied from AAA to BBB. Excluding this investment and investments in U.S. government and agencies, the Company has no other significant concentration of credit risk in fixed maturities.

(g)  DERIVATIVE INSTRUMENTS

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or, to control transactions costs. The Company utilizes derivative instruments to manage market risk through four principal risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. Hartford Life does not trade in these instruments for the express purpose of earning trading profits.

The Company maintains a derivatives counterparty exposure policy which establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to Hartford Life based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceed exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and Hartford Life's Finance Committee. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments), totaled $7.7 billion and $10.9 billion ($5.6 billion and $8.2 billion related to the Company's investments, $2.1 billion and $2.6 billion on the Company's liabilities) at December 31, 1997 and 1996, respectively.

The table below provides a summary of derivative instruments held by Hartford Life at December 31, 1997 and 1996, segregated by major investment and liability category:

                     1997                                                 AMOUNT HEDGED (NOTIONAL AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Total                  Purchased               Interest     Foreign      Total
                                                 Carrying   Issued Caps  Caps, Floors  Futures      Rate      Currency     Notional
ASSETS HEDGED                                      Value     & Floors    and Options     (2)       Swaps      Swaps (3)     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding inverse
  floaters and anticipatory)                    $   6,222    $    500    $  1,419      $    28    $     343    $    -    $   2,290
Inverse floaters (1)                                   75          47          80            -           25         -          152
Anticipatory  (4)                                       -           -           -           19          236         -          255
Other bonds and notes                               9,156         497         596           22        1,721        94        2,930
Short-term investments                              1,395           -           -            -            -         -            -
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL FIXED MATURITIES                       16,848       1,044       2,095           69        2,325        94        5,627
Equity securities, policy loans and other
  investments                                       4,122           -           -            -            -         -            -
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL INVESTMENTS                         $  20,970    $  1,044    $  2,095      $    69    $   2,325    $   94    $   5,627
      LONG TERM DEBT                                    -           -           -            -            -         -            -
      OTHER POLICY CLAIMS                               -          10         150            -        1,889         -        2,049
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL DERIVATIVES -  NOTIONAL VALUE                    $  1,054    $  2,245      $    69    $   4,214    $   94    $   7,676
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL DERIVATIVES - FAIR VALUE                         $     (8)   $     23      $     -    $      37    $   (6)   $      46
-----------------------------------------------------------------------------------------------------------------------------------


                     1996                                                 AMOUNT HEDGED (NOTIONAL AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Total                  Purchased               Interest     Foreign      Total
                                                 Carrying   Issued Caps  Caps, Floors  Futures      Rate      Currency     Notional
ASSETS HEDGED                                      Value     & Floors    and Options     (2)       Swaps      Swaps (3)     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding inverse
  floaters and anticipatory)                    $   5,939    $   500    $    2,454     $      -    $     941    $     -    $  3,895
Inverse floaters (1)                                  404         98           856            -          346          -       1,300
Anticipatory  (4)                                       -          -            -           287          105          -         392
Other bonds and notes                               8,603        456           747           50        1,265        125       2,643
Short-term investments                                765          -            -             -           -          -            -
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL FIXED MATURITIES                       15,711      1,054         4,057          337        2,657        125       8,230
Equity securities, policy loans and other
  investments                                       4,119          -            -             -           19          -          19
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL INVESTMENTS                         $  19,830    $  1,054    $    4,057    $    337    $   2,676    $   125    $  8,249
      LONG TERM DEBT                                    -           -          -              -             -         -           -
      OTHER POLICY CLAIMS                               -          10           150           -         2,468         -       2,628
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL DERIVATIVES - NOTIONAL VALUE                     $  1,064    $    4,207    $    337    $    5,144   $   125    $ 10,877
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL DERIVATIVES - FAIR VALUE                         $    (10)   $       38    $      -    $        -   $    (9)   $    19
-----------------------------------------------------------------------------------------------------------------------------------


(1) Inverse floaters are variations of collateralized mortgage obligations ("CMO's") for which the coupon rates move inversely with an index rate such as the London Interbank Offered Rate ("LIBOR"). The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, the Company uses a variety of derivative instruments, primarily interest rate swaps, caps and floors.

(2) As of December 31, 1997 and 1996, more than 59% and 71% , respectively, of the notional futures contracts expire within one year.

(3) As of December 31, 1997 and 1996, more than 16% and 42%, respectively, of foreign currency swaps expire within one year; the balance matures over the succeeding 9 years.

(4) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. At December 31, 1997, the Company had $2.7 of net deferred gains, which the Company expects to basis adjust in 1998. At December 31, 1996, the Company had $5.7 in net deferred gains for futures, interest rate swaps and purchased options of which $5.9 was basis adjusted in 1997.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 1997 and 1996:

                                  December 31,               Maturities/    December 31,
                                 1996 Notional              Terminations   1997 Notional
                                     Amount      Additions       (1)            Amount
----------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                              $    1,862     $      33    $     630     $    1,265
Floors                                 3,399            32        1,532          1,899
Swaps/ Forwards                        5,269         1,639        2,600          4,308
Futures                                  337           319          587             69
Options                                   10           125            -            135
----------------------------------------------------------------------------------------
   TOTAL                          $   10,877     $   2,148    $   5,349     $    7,676
----------------------------------------------------------------------------------------

BY STRATEGY
Liability                         $    2,628     $     251    $     830     $    2,049
Anticipatory                             392           428          565            255
Asset                                  2,380         1,164        1,090          2,454
Portfolio                              5,477           305        2,864          2,918
----------------------------------------------------------------------------------------
   TOTAL                          $   10,877     $   2,148    $   5,349     $    7,676
----------------------------------------------------------------------------------------

(1) During 1997, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts.

For cash, short-term investments, accounts receivable, policy loans, mortgage loans and other liabilities, carrying amounts on the Consolidated Balance Sheets approximate fair value.

Fair value for fixed maturities and marketable equity securities are based upon quoted market prices. Fair value for securities that are not publicly traded are analytically determined. These amounts are disclosed in Note 4 of Notes to Consolidated Financial Statements.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is validated through quarterly comparison to dealer quoted prices. Amounts are disclosed in Note 4 of Notes to Consolidated Financial Statements.

Fair value for partnerships and trusts are based on external market valuations from partnership and trust management.

Other policy claims and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

Fair value for long-term debt is based on external valuation using discounted future cash flows at current market interest rates.

The carrying amount and fair values of Hartford Life's financial instruments at December 31, 1997 and 1996 were as follows:

                                                            1997                            1996
                                                 ------------------------------ ----------------------------
                                                 Carrying            Fair         Carrying           Fair
                                                  Amount            Value          Amount            Value
------------------------------------------------------------------------------------------------------------
ASSETS
  Fixed maturities                                $16,848          $16,848          $15,711          $15,711
  Equity securities                                   181              181              119              119
  Policy loans                                      3,759            3,759            3,839            3,839
  Mortgage loans                                       --               --                2                2
  Investments in partnerships and trusts               59               74               66               68
  Other                                               123              158               93              119
LIABILITIES
  Other policy benefits                           $11,769          $11,755          $11,707          $11,469
  Short-term debt                                      50               50               --               --
  Long-term debt                                      650              674               --               --
  Allocated Advances                                   --               --              893              893
------------------------------------------------------------------------------------------------------------

6.  SEPARATE ACCOUNTS

Hartford Life maintained separate account assets and liabilities totaling $69.4 billion and $49.8 billion at December 31, 1997 and 1996, respectively, which are reported at fair value. Separate account assets are segregated from other investments and net investment income and net realized capital gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $58.7 billion and $39.4 billion at December 31, 1997 and 1996, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.7 and $10.4 billion at December 31, 1997 and 1996, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $1.9 billion and $2.0 billion at December 31, 1997 and 1996, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees were $699, $538 and $387 in 1997, 1996 and 1995, respectively. The guaranteed separate accounts include fixed market value adjusted individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.52% at December 31, 1997. The assets that support these liabilities were comprised of $10.4 billion in fixed maturities as of December 31, 1997. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $119 in carrying value and $3.2 billion in notional amounts as of December 31, 1997.

7.  DEBT                                             1997                             1996
                                         ------------------------------------------------------------------
                                                           Weighted Average                Weighted Average
                                            Amount          Interest Rate      Amount       Interest Rate
-----------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                      $      50              5.8%         $      -             -
   Allocated advances from Parent                -                -               893           7.1%
-----------------------------------------------------------------------------------------------------------
           TOTAL SHORT-TERM DEBT         $      50              5.8%         $    893           7.1%
-----------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
      Notes, due 2004                    $     200              7.0%         $      -             -
      Notes, due 2007                          200              7.2%                -             -
      Notes, due 2027                          250              7.8%                -             -
-----------------------------------------------------------------------------------------------------------
           TOTAL LONG-TERM DEBT          $     650              7.4%         $      -             -
-----------------------------------------------------------------------------------------------------------

On February 7, 1997, the Company declared a dividend of $1,184 payable to HA&I. As a result, the Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of The Hartford's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the "Allocated Advances"). Such Allocated Advances were not treated as liabilities or indebtedness for tax and statutory accounting purposes. Cash received in respect to Allocated Advances was used to support the growth of the life insurance subsidiaries and was treated as surplus for statutory accounting purposes. In addition, on April 4, 1997, the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven and treated as a capital contribution from HA&I.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 12, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65%
debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper. Of the proceeds from these issuances, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used to fund business growth. Subsequently, the Company reduced the capacity of the line of credit from $1,300 to $250, which will be primarily used to support the commercial paper program.

8.  INCOME TAX

The Company and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing separate Federal, state and local income tax returns.

As long as The Hartford continues to beneficially own, directly or indirectly, at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of the Company, the Company will be included for Federal income tax purposes in the affiliated group of which The Hartford is the common parent. To the extent allowed by law, it is the intention of The Hartford and its subsidiaries to continue to file a single consolidated Federal income tax return. The Company will continue to remit (receive from) The Hartford a current income tax provision (benefit) computed in accordance with such tax sharing agreement. The Company's effective tax rate was 36%, 23% and 34% in 1997, 1996 and 1995, respectively.

Income tax expense is as follows:

                                    For the years ended December 31,
                                  ------------------------------------
                                     1997         1996        1995
----------------------------------------------------------------------
   Current                         $   169     $    134     $   213
   Deferred                              5         (127)       (137)
----------------------------------------------------------------------
      INCOME TAX EXPENSE           $   174     $      7     $    76
----------------------------------------------------------------------

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                     For the years ended December 31,
                                                -------------------------------------------
                                                   1997            1996           1995
-------------------------------------------------------------------------------------------
Tax provision  at the U.S. Federal            $     168       $      11      $      79
statutory rate
Tax-exempt income                                     -              (2)            (3)
Foreign tax credit                                    -               -             (4)
Other                                                 6              (2)             4
-------------------------------------------------------------------------------------------
     TOTAL                                    $     174       $       7      $      76
-------------------------------------------------------------------------------------------

Deferred tax assets (liabilities) include the following at December 31:

                                                    1997           1996
                                                -------------------------
Tax return deferred acquisition costs           $     651       $     524
Financial statement deferred acquisition
costs and reserves                                   (364)           (260)
Employee benefits                                      13              15
Net unrealized capital gains on securities           (128)            (16)
Investments and other                                 225             280
--------------------------------------------------------------------------
     TOTAL                                      $     397       $     543
--------------------------------------------------------------------------

Income taxes paid to The Hartford were $45, $166 and $173 in 1997, 1996 and 1995, respectively. Hartford Life had a current tax payment of $52 due to The Hartford at December 31, 1997 and a tax refund due from The Hartford of $59 at December 31, 1996.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1997 was $37.

9.  PRO FORMA EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. Basic earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, it is assumed that options are exercised and the proceeds are used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to contingency.

Pro forma earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares deemed to be outstanding during the respective periods. For periods prior to the closing of the Company's IPO (May 22, 1997), outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus an assumed issuance of 11 million shares of Class A Common Stock (the number of shares that, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in net proceeds equal to the excess of the amount of the February and April 1997 dividends over the 1996 earnings and the Allocated Advances). For the period subsequent to the closing of the IPO, outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus approximately 26 million shares of Class A Common Stock owned by the public. Pro forma earnings per share for periods prior to 1996 are not presented as it would not be meaningful.

Pro forma effect has also been given for all periods presented for the conversion of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

                                                                                          For the years ended December 31, 1997
                                                                                 ---------------------------------------------------
                                                                                 Income        Shares           Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
   Amounts available to common shareholders                                    $      306        134.0        $         2.28
                                                                                                                --------------------
   Impact of options and contingently issuable shares                                   -          0.1
                                                                                 ---------------------------
PRO FORMA DILUTED EARNINGS PER SHARE
   Amounts available to common shareholders plus assumed conversions           $      306        134.1        $         2.28
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         For the years ended December 31, 1996
                                                                                 ---------------------------------------------------
                                                                                 Income       Shares           Per Share Amount
------------------------------------------------------------------------------------------------------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
   Amounts available to common shareholders                                    $       24       125.0        $         0.19
                                                                                                               ---------------------
   Impact of options and contingently issuable shares                                   -          -
                                                                                 --------------------------
PRO FORMA DILUTED EARNINGS PER SHARE
   Amounts available to common shareholders plus assumed conversions           $       24       125.0        $         0.19
------------------------------------------------------------------------------------------------------------------------------------

If earnings per share was calculated based upon 140 million weighted average shares outstanding for all periods presented (representing the weighted average shares outstanding at the time of the IPO, May 22, 1997) earnings per share would have been $2.18 and $0.17 for the periods ended December 31, 1997 and 1996, respectively.

10.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(a)  PENSION PLANS

Hartford Life's employees are included in The Hartford's noncontributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for U.S. Federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $10, $7 and $6 in 1997, 1996 and 1995, respectively.

The Company also provides, through The Hartford, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was immaterial to the results of operations for 1997, 1996 and 1995, respectively.

The assumed rate in the per capita cost of health care (the health care trend rate) was 8.5% for 1997, decreasing ratably to 6.0% in the year 2001. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of covered employees.

(b)    INVESTMENT AND SAVINGS PLAN

Substantially all employees of the Company are eligible to participate in The Hartford's Investment and Savings Plan. Under this plan, designated contributions, which may be invested in Class A Common Stock of Hartford Life or certain other investments, are matched, up to 3% of compensation, by the Company. The cost to Hartford Life for the above-mentioned plans was approximately $5 in 1997.

11.  STOCK COMPENSATION PLANS

During the second quarter of 1997, the Company adopted the 1997 HLI Incentive Stock Plan (the "Plan"). Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The aggregate number of shares of Class A Common Stock which may be awarded in any one year shall be subject to an annual limit. The maximum number of shares of Class A Common Stock which may be granted under the Plan in each year shall be 1.5% of the total issued and outstanding shares of HLI Class A Common Stock and treasury stock as reported in the Annual Report on Form 10-K of the Company for the preceding year plus unused portions of such limit from prior years. In addition, no more than 5,000,000 shares of Class A Common Stock shall be cumulatively available for awards of incentive stock options under the Plan, and no more than 20% of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares.

All options granted have an exercise price equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Certain nonperformance based options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant, while the remaining nonperformance based options become exercisable over a three year period commencing with the date of grant.

Also included in the Plan are long-term performance awards which become payable upon the attainment of specific performance goals achieved over a three year period.

During the second quarter of 1997, the Company established the HLI Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of HLI may purchase Class A Common Stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 2,700,000 shares of stock to eligible employees. The Company sold 54,316 shares under the ESPP in 1997.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretation in accounting for its stockbased compensation plans. Accordingly, in the measurement of compensation expense the Company utilizes the excess of market price over exercise price, on the first date that both the number of shares and award price are known. For the year ended December 31, 1997, compensation expense related to the Company's two stock based compensation plans was immaterial. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1997
-------------------------------------------
Net income:
  As reported                        $306
  Pro forma                          304
-------------------------------------------
Pro forma basic earnings per share:
  As reported                       $2.28
  Pro forma                         2.27
-------------------------------------------
Pro forma diluted earnings per share:
  As reported                       $2.28
  Pro forma                         2.27
-------------------------------------------


Note: The pro forma disclosures are not representative of the effects on net income and earnings per share in future years

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 1.0%, expected price variability of 29%, risk-free interest rates of 6.4%, and an expected life of five years.

A summary of the status of the Company's option plan as of December 31, 1997 and changes through the period ended December 31, 1997 are presented below:


                              INCENTIVE STOCK PLAN
                              (shares in thousands)

                                                                                      Weighted
                                                                                       Average
                                                                                       Exercise
                                                                     Shares             Price
------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                           -                  -
Granted                                                             450,377              $31.52
Exercised                                                                  -                  -
Cancelled                                                           (27,865)              31.31
                                                                    -------
Outstanding at end of year                                          422,512              $31.54
------------------------------------------------------------------------------------------------
Exercisable at end of year                                          136,532              $31.14
Weighted average fair value of options granted                      $10.93
------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding (shares in thousands) at December 31, 1997:

                                                     Options Outstanding
                       ---------------------------------------------------------------------------------

    Range of              Number Outstanding at     Weighted Average Remaining      Weighted Average
Exercise Prices             December 31, 1997            Contractual Life            Exercise Price
--------------------------------------------------------------------------------------------------------
$30.06 - $39.13                  422,512                        9.4                        $31.54
--------------------------------------------------------------------------------------------------------

12.  REINSURANCE

Hartford Life cedes insurance to other insurers in order to limit its maximum loss. Such transfer does not relieve Hartford Life of its primary liability. Hartford Life also assumes insurance from other insurers. Failure of reinsurers to honor their obligations could result in losses to Hartford Life. Hartford Life evaluates the financial condition of its reinsurers and monitors concentration of credit risk.

Net premiums and other considerations were comprised of the following:

                                                            For the years ended December 31,
                                                       -------------------------------------------
                                                            1997          1996           1995
--------------------------------------------------------------------------------------------------
Gross premiums                                         $     3,352   $     3,077   $    2,348
Assumed                                                        165           405          608
Ceded                                                         (354)         (413)        (313)
--------------------------------------------------------------------------------------------------
   NET PREMIUMS AND OTHER CONSIDERATIONS               $     3,163   $     3,069   $    2,643
--------------------------------------------------------------------------------------------------

Life reinsurance recoveries, which reduce death and other benefits, approximated $205, $239 and $162 for the years ended December 31, 1997, 1996 and 1995, respectively.

As of December 31, 1997, the Company had reinsurance recoverables of $5.0 billion from Mutual Benefit Life Assurance Corporation ("Mutual Benefit"), supported by assets in a security trust of $5.0 billion (including policy loans and accrued interest of $4.5 billion). The risk of Mutual Benefit becoming insolvent is mitigated by the reinsurance agreement's requirement that the assets be kept in a security trust with the Company as sole beneficiary. Hartford Life has no other significant reinsurance-related concentrations of credit risk.

13.  RELATED PARTY TRANSACTIONS

Transactions of the Company with HA&I and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $53, $45, and $51 in 1997, 1996 and 1995, respectively. Management believes that the methods used are reasonable. Included in other liabilities is $80 and $61 due The Hartford as of December 31, 1997 and 1996, respectively.

14.  STATUTORY RESULTS

                                       For the years ended December 31,
                                  -------------------------------------------
                                       1997           1996          1995
-----------------------------------------------------------------------------
Statutory net income              $       223   $       171    $       113
-----------------------------------------------------------------------------
Statutory surplus                 $    1,672    $    1,320     $    1,224
-----------------------------------------------------------------------------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 1998, is estimated to be $167.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut and the State of New Jersey Insurance Departments. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules.

15.  COMMITMENTS AND CONTINGENT LIABILITIES

(a)    LITIGATION

Hartford Life is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, management, at the present time, does not anticipate that the ultimate liability arising from such pending or threatened litigation will have a material effect on the financial condition or operating results of the Company.

(b)    GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. A large part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. The Company paid guaranty fund assessments of approximately $15, $12 and $13 in 1997, 1996 and 1995, respectively, of which $5, $6, and $7 were estimated to be creditable against premium taxes.

(c) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $13 in 1997, and $11 in 1996 and 1995. Future minimum rental commitments are as follows:

1998                                    $14
1999                                     14
2000                                     22
2001                                     22
2002                                     22
Thereafter                              154
--------------------------------------------
TOTAL                                  $248
--------------------------------------------

Rental expense is recognized on a level basis over the term of the sublease, which expires on December 31, 2009, and amounted to approximately $16 in 1997 and $14 in 1996 and 1995.


16.  BUSINESS SEGMENT INFORMATION

The Company sells financial products such as fixed and variable annuities, retirement plan services, and life and disability insurance on both an individual and a group basis. The Company divides its core businesses into three segments: Annuity, Individual Life Insurance, and Employee Benefits. The Company also maintains a Guaranteed Investment Contracts segment, which is primarily comprised of guaranteed rate contract business written prior to 1995 and a Corporate Operation. The Annuity segment offers individual variable annuities and fixed market value adjusted annuities, deferred compensation and retirement plan services, mutual funds, investment management services and other financial products. The Individual Life Insurance segment sells a variety of individual life insurance products, including variable life, universal life, interest-sensitive whole life, and term life policies. The Employee Benefits segment sells group insurance products, including group life, group short- and long-term disability and corporate owned life insurance, and engages in certain international operations. The Guaranteed Investment Contracts segment sells a limited amount of guaranteed investment contracts and contains Closed Book GRC. Through its Corporate Operation, the Company reports items that are not directly allocable to any of its business segments. Included in the Corporate Operation are (a) unallocated income and expense, (b) the Company's group medical business, which it exited in 1993, and (c) certain other items not directly allocable to any segment. Net realized capital gains and losses are recognized in the period of realization, but are allocated to the segments utilizing durations of the segment portfolios.

The following table outlines revenues, operating income and assets by business segment:

                                                     For the years ended December 31,
                                              ------------------------------------------------
                                                    1997             1996            1995
----------------------------------------------------------------------------------------------
REVENUES
  Annuity                                      $     1,271      $       973     $       720
  Individual Life Insurance                            510              472             408
  Employee Benefits                                  2,644            2,833           2,515
  Guaranteed Investment Contracts                      239               34             378
  Corporate Operation                                   35               72              69
----------------------------------------------------------------------------------------------
     TOTAL REVENUES                            $     4,699      $     4,384     $     4,090
----------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE
(BENEFIT)
  Annuity                                      $       314      $       224     $       168
  Individual Life Insurance                             87               68              58
  Employee Benefits                                    138              115             101
  Guaranteed Investment Contracts                        -             (346)           (103)
  Corporate Operation                                  (59)             (30)              2
----------------------------------------------------------------------------------------------
    TOTAL INCOME BEFORE INCOME TAX EXPENSE     $       480      $        31     $       226
----------------------------------------------------------------------------------------------
ASSETS
  Annuity                                      $    69,452      $    52,967     $    39,673
  Individual Life Insurance                          5,151            3,968           3,173
  Employee Benefits                                 20,186           16,297          15,137
  Guaranteed Investment Contracts                    3,347            4,533           6,069
  Corporate Operation                                2,844            2,168           1,910
----------------------------------------------------------------------------------------------
     TOTAL ASSETS                              $   100,980      $    79,933     $    65,962
----------------------------------------------------------------------------------------------

17.  QUARTERLY RESULTS FOR 1997 AND 1996  (UNAUDITED)

                                                                                  Three Months Ended
                                                     ------------------------------------------------------------------------------
                                                          March 31,          June 30,         September 30,          December 31,
                                                     ------------------------------------------------------------------------------
                                                     1997      1996       1997      1996     1997       1996        1997      1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $1,055     $1,303     $1,042     $987     $1,058     $ 817      $1,544     $1,277

Benefits, claims and claim
adjustment expenses                                $  659     $  651     $  612     $690     $  596     $ 711      $  804     $  675

Net income                                         $   63     $   39     $   73     $ 43     $   83     $(114)     $   87     $   56

Pro forma basic earnings per share                 $ 0.51     $ 0.31     $ 0.56     $0.34    $ 0.59     (0.91)     $ 0.62     $ 0.45

Pro forma diluted earnings per share               $ 0.51     $ 0.31     $ 0.56     $0.34    $ 0.59     $(0.91)    $ 0.62     $ 0.45

Weighted average common shares outstanding            125        125        131      125        140       125         140        125
Weighted average common shares outstanding and
   dilutive potential common shares                   125        125        131      125        140       125         140        125
-----------------------------------------------------------------------------------------------------------------------------------

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES


(In millions)                                                                          As of December 31, 1997
                                                                 ------------------------------------------------------------------
                                                                                                                 Amount at which
                                                                                                                shown on Balance
                                Type of Investment                       Cost                Fair Value              Sheet
-----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
   Bonds and Notes
     U. S. gov't and gov't agencies and authorities
        (guaranteed and sponsored)                                 $         239          $           241       $          241
     U. S. gov't and gov't agencies and authorities
        (guaranteed and sponsored) - asset-backed                          1,366                    1,400                1,400
     States, municipalities and political subdivisions                       429                      438                  438
     International governments                                               472                      502                  502
     Public utilities                                                        989                    1,016                1,016
     All other corporate including international                           6,058                    6,281                6,281
     All other corporate - asset-backed                                    4,855                    4,898                4,898
     Short-term investments                                                1,394                    1,394                1,394
   Certificates of deposit                                                   668                      673                  673
   Redeemable preferred stock                                                  5                        5                    5
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL FIXED MATURITIES                                            16,475                   16,848               16,848
-----------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
   Common Stocks
     Public utilities                                                          -                        -                    -
     Banks, trusts and insurance companies                                     -                        -                    -
     Industrial and miscellaneous                                            167                      181                  181
   Nonredeemable preferred stocks                                              -                        -                    -
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL EQUITY SECURITIES                                              167                      181                  181
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL FIXED MATURITIES AND EQUITY SECURITIES                      16,642                   17,029               17,029
-----------------------------------------------------------------------------------------------------------------------------------

REAL ESTATE                                                                    -                        -                    -

OTHER INVESTMENTS
   Mortgage loans on real estate                                               -                        -                    -
   Policy loans                                                            3,759                   3,759                 3,759
   Investments in partnerships and trusts                                     59                       74                   59
   Futures, options and miscellaneous                                        123                      158                  123
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL OTHER INVESTMENTS                                            3,941                    3,991                3,941
-----------------------------------------------------------------------------------------------------------------------------------
        TOTAL INVESTMENTS                                          $      20,583          $        21,020       $       20,970
-----------------------------------------------------------------------------------------------------------------------------------

                           HARTFORD LIFE, INC. AND SUBSIDIARIES

                                     SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
                                      (REGISTRANT)


(In millions)                                                     As of December 31,
                                                               --------------------------
CONDENSED BALANCE SHEETS                                           1997         1996
-----------------------------------------------------------------------------------------
ASSETS
  Other assets                                                 $       14   $       46
  Investment in affiliates                                          2,832        2,121
-----------------------------------------------------------------------------------------
   TOTAL ASSETS                                                     2,846        2,167
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                      50            -
  Long-term debt                                                      650            -
  Allocated Advances from parent                                        -          893
  Other liabilities                                                     2            -
-----------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                  702          893
   TOTAL STOCKHOLDERS' EQUITY                                       2,144        1,274
-----------------------------------------------------------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    2,846   $    2,167
-----------------------------------------------------------------------------------------

(In millions)
CONDENSED STATEMENTS OF INCOME                      For the years ended December 31,
                                                 ----------------------------------------
                                                     1997          1996         1995
-----------------------------------------------------------------------------------------
  Earnings of subsidiaries                        $    538     $      86    $     261
  Interest expense                                      58            55           35
-----------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE                    480            31          226
  Income tax expense                                   174             7           76
-----------------------------------------------------------------------------------------
   NET INCOME                                     $    306     $      24    $     150
-----------------------------------------------------------------------------------------

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                   SCHEDULE II

       CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (CONTINUED)
                                  (REGISTRANT)




(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                   For the years ended December 31,
                                                --------------------------------------
                                                    1997           1996          1995
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                    $    306       $     24      $    150
  Undistributed earnings                            (279)            (5)         (150)
  Change in other assets and liabilities             (11)             -             -
--------------------------------------------------------------------------------------
   CASH PROVIDED BY OPERATING ACTIVITIES              16             19             -
--------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Capital contribution to subsidiary                (180)          (115)            -
--------------------------------------------------------------------------------------
   CASH USED FOR INVESTING ACTIVITIES               (180)          (115)            -
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  (Decrease) increase in Allocated Advances         (893)           115             -
  Increase in short-term debt                         50              -             -
  Increase in long-term debt                         650              -             -
  Dividends paid                                    (329)           (19)            -
  Net proceeds from the sale of Class A common
   stock                                             687              -             -
     Acquisition of treasury stock                    (1)             -             -
--------------------------------------------------------------------------------------
   CASH PROVIDED BY FINANCING ACTIVITIES             164             96             -
--------------------------------------------------------------------------------------
  Net change in cash                                   -              -             -
  Cash - beginning of year                             -              -             -
--------------------------------------------------------------------------------------
   CASH - END OF YEAR                           $      -       $      -      $      -
--------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
NET CASH ACTIVITY DURING THE YEAR FOR:
  Interest expense paid                         $     55       $     55      $     35
  Tax refund received                           $     17       $      -      $      -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:
  Capital contribution                          $     12       $      -      $    180
  Dividends paid                                $      -       $      -      $    207
  Increase in Allocated Advances for fixed
  assets                                        $      -       $     46      $      -
  Capital contribution to subsidiaries          $     46       $      -      $      -

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(In millions)
                                                       Future Policy
                                                         Benefits,
                                                       Unpaid Claims         Other
                                         Deferred        and Claim           Policy
                                          Policy           Claims          Claims and       Premiums              Net
                                       Acquisition      Adjustment          Benefits        and Other          Investment
              Segment                     Costs           Expenses          Payable       Considerations         Income
----------------------------------------------------------------------------------------------------------------------------

               1997
Annuity                               $    2,479       $       2,028     $     6,839     $          769       $          502
Individual Life Insurance                    861                 566           2,180                339                  171
Employee Benefits                             21               2,317           9,338              2,051                  593
Guaranteed Investment Contracts                -                   -           2,782                  2                  237
Corporate Operation                            -                  28                -                 2                   33
----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS             $    3,361       $       4,939     $    21,139     $        3,163       $        1,536
----------------------------------------------------------------------------------------------------------------------------
               1996
Annuity                               $    2,033       $       1,507     $     6,101     $          539       $          434
Individual Life Insurance                    748                 514           2,133                313                  159
Employee Benefits                             18               1,937           9,895              2,215                  618
Guaranteed Investment Contracts                1                   -           4,124                  2                  251
Corporate Operation                            -                  28                -                 -                   72
----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS             $    2,800       $       3,986     $    22,253     $        3,069       $        1,534
----------------------------------------------------------------------------------------------------------------------------

               1995
Annuity                               $    1,559       $       1,314     $     5,705     $          323       $          397
Individual Life Insurance                    630                 569           1,940                266                  142
Employee Benefits                             29               1,643           9,399              2,048                  467
Guaranteed Investment Contracts                1                   -           5,720                  1                  377
Corporate Operation                            -                  28                -                 5                   68
----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS             $    2,220       $       3,554     $    22,764     $        2,643       $        1,451
----------------------------------------------------------------------------------------------------------------------------


(In millions)

                                                            Benefits,         Amortization
                                                           Claims and          of Deferred
                                         Net Realized         Claim              Policy
                                            Capital         Adjustment          Acquisition       Dividends to            Other
              Segment                     Gains(Losses)       Expenses              Costs         Policyholders         Expenses*
-----------------------------------------------------------------------------------------------------------------------------------

               1997
Annuity                                 $         -     $          445      $         250     $            -       $          262
Individual Life Insurance                         -                251                 87                  1                   84
Employee Benefits                                 -              1,705                  8                240                  553
Guaranteed Investment Contracts                   -                232                  -                  -                    7
Corporate Operation                               -                 38                  -                  -                   56
-----------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS               $         -     $        2,671      $         345     $          241       $          962
-----------------------------------------------------------------------------------------------------------------------------------
               1996
Annuity                                 $         -     $          416      $         174     $            -       $          159
Individual Life Insurance                         -                266                 63                  1                   74
Employee Benefits                                 -              1,684                  4                634                  396
Guaranteed Investment Contracts                (219)               332                  1                  -                   47
Corporate Operation                               -                 29                 (1)                 -                   74
-----------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS               $      (219)    $        2,727      $         241     $          635       $          750
-----------------------------------------------------------------------------------------------------------------------------------

               1995
Annuity                                 $         -     $          317      $         117     $            -       $          118
Individual Life Insurance                         -                217                 72                  -                   61
Employee Benefits                                 -              1,373                  4                675                  362
Guaranteed Investment Contracts                   -                453                 12                  -                   16
Corporate Operation                              (4)                35                  -                  -                   32
-----------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS               $        (4)    $        2,395      $         205     $          675       $          589
-----------------------------------------------------------------------------------------------------------------------------------


* Includes interest expense.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE

                                                                    Ceded to        Assumed                      Percentage of
                                                        Gross        Other         From Other        Net            Amount
(In millions)                                          Amount      Companies       Companies       Amount        Assumed to Net
---------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997

   LIFE INSURANCE IN FORCE                          $   396,736   $   172,928    $     42,729    $   266,537           16.0%
---------------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
      Life insurance and annuities                        2,340           273              58          2,125            2.7%
      Accident and health insurance                       1,012            81             107          1,038           10.3%
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL INSURANCE REVENUES                    $     3,352   $       354    $        165    $     3,163            5.2%
---------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996

   Life insurance in force                          $   300,783   $    89,388    $     46,040    $   257,435           17.9%
---------------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
      Life insurance and annuities                        2,338           326             183          2,195            8.3%
      Accident and health insurance                         739            87             222            874           25.4%
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL INSURANCE REVENUES                    $     3,077   $       413    $        405    $     3,069           13.2%
---------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1995

   Life insurance in force                          $   328,130   $   109,829    $     18,805    $   237,106            7.9%
---------------------------------------------------------------------------------------------------------------------------------

   INSURANCE REVENUES
      Life insurance and annuities                        1,653           247             471          1,877           25.1%
      Accident and health insurance                         695            66             137            766           17.9%
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL INSURANCE REVENUES                    $     2,348   $       313    $        608    $      2,643          23.0%
---------------------------------------------------------------------------------------------------------------------------------

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                      Charged to
                                                          Balance     Costs and       Translation     Write-offs/        Balance
                                                         January 1,    Expenses        Adjustment    Payments/Other    December 31,
-----------------------------------------------------------------------------------------------------------------------------------
   1997
Accumulated depreciation of plant, property and
   equipment                                             $   101      $    17       $     -         $     (6)         $    112

   1996
Accumulated depreciation of plant, property
   and equipment                                         $     8      $     -       $     -         $     93          $    101

   1995
Accumulated depreciation of plant, property
   and equipment                                         $     8      $     -       $     -         $      -          $      8
-----------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARTFORD LIFE, INC.

                                       By: Gregory A. Boyko
                                       ----------------------------------------
                                       Gregory A. Boyko
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer

Date: March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                         DATE
        ---------                           -----                         ----

/s/ Ramani Ayer                     Chairman and Director            March 27, 1998
---------------------------
Ramani Ayer

/s/ Lowndes A. Smith               Chief Executive Officer,          March 27, 1998
---------------------------         President and Director
Lowndes A. Smith

/s/ Gregory A. Boyko                Senior Vice President,
---------------------------       Chief Financial Officer and
Gregory A. Boyko                           Treasurer


/s/ Gail Deegan                            Director                  March 27, 1998
---------------------------
Gail Deegan

/s/ Donald R. Frahm                        Director                  March 27, 1998
---------------------------
Donald R. Frahm

/s/ Paul G. Kirk, Jr.                      Director                  March 27, 1998
---------------------------
Paul G. Kirk, Jr.

/s/ Robert E. Patricelli                   Director                  March 27, 1998
---------------------------
Robert E. Patricelli

/s/ H. Patrick Swygert                     Director                  March 27, 1998
---------------------------
H. Patrick Swygert

/s/ Deroy C. Thomas                        Director                  March 27, 1998
---------------------------
Deroy C. Thomas

/s/ Gordon I. Ulmer                        Director                  March 27, 1998
---------------------------
Gordon I. Ulmer

/s/ David K. Zwiener                       Director                  March 27, 1998
---------------------------
David K. Zwiener

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                 EXHIBITS INDEX

EXHIBIT #
---------
   3.01      Amended and Restated Certificate of Incorporation of Hartford Life,
             Inc. (the "Company") was filed as Exhibit 3.1 to the Company's
             Registration Statement on Form S-1 dated February 10, 1997
             (Registration No. 333-21459) and is incorporated herein by reference.

   3.02      Amended By-Laws of the Company, amended effective December 18,
             1997, are filed herewith.

   4.01 Amended and Restated Certificate of Incorporation and By-Laws of the Company (included as Exhibits 3.01 and 3.02, respectively).

   4.02      Senior Indenture, dated as of May 19, 1997, between the Company and
             Citibank, N.A., as trustee, with respect to the Company's 6.90%
             Notes due June 15, 2004, 7.10% Notes due June 15, 2007, and 7.65%
             Debentures due June 15, 2027, was filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Amendment No. 2) dated May 23, 1997, and is incorporated herein by reference.

   10.1      Master Intercompany Agreement among the Company, The Hartford
             Financial Services Group, Inc. (formerly known as ITT Hartford
             Group, Inc.) ("The Hartford") and with respect to Articles VI and
             XII, Hartford Fire Insurance Company, was filed as Exhibit 10.1 to the Company's Form 10-Q filed for the quarterly period ended June
             30, 1997 and is incorporated herein by reference.

   10.2 Tax Sharing Agreement among The Hartford and its subsidiaries, including the Company, was filed as Exhibit 10.2 to the Company's
             Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   10.3      Management Agreement among Hartford Life Insurance Company and The
             Hartford Investment Management Company, was filed as Exhibit 10.3 to the Company's Form 10-Q filed for the quarterly period ended
             June 30, 1997 and is incorporated herein by reference.

   10.4 Management Agreement among certain subsidiaries of the Company and Hartford Investment Services, Inc., was filed as Exhibit 10.4 to the Company's Form 10-Q filed for the quarterly period ended June
             30, 1997 and is incorporated herein by reference.

   10.5      Sublease Agreement between Hartford Fire Insurance Company and the
             Company, was filed as Exhibit 10.5 to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   10.6 Promissory Note dated February 20, 1997, executed by the Company for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No.
             333-21459) and is incorporated herein by reference.

   10.7 1997 Hartford Life, Inc. Incentive Stock Plan, as amended, is filed herewith.

   10.8 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan, was filed as Exhibit 10.8 to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   10.9      1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee
             Directors, was filed as Exhibit 10.9 to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   10.10 Promissory Note dated April 4, 1997, executed by the Company for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit 10.16 to the Company's Registration Statement on Form
             S-1 (Amendment No. 2) dated April 24, 1997 (Registration No.
             333-21459) and is incorporated herein by reference.

   10.11     Employment Agreement dated July 1, 1997 between the Company and The
             Hartford and Lowndes A. Smith was filed as exhibit 10.02 to the Hartford's Form 10-Q filed for the quarter ended September 30, 1997, and is incorporated herein by reference.

   10.12 Form of Employment Protection Agreement between the Company and three executive officers of the Company is filed herewith.

   12 Computation of Ratio of Earnings to Fixed Charges is filed herewith.

   21        Subsidiaried of the Company is filed herewith.

   23 Consent of Arthur Andersen LLP to the incorporation by reference into the Company's Registration Statements on Form S-8 and Form S-3 of the Report of Arthur Andersen LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.

   27        Financial Data Schedule is filed herewith.