Form 10-Q
period 1998-03-31
HARTFORD LIFE INC
filed 1998-05-15
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No[ ]

As of April 30, 1998, there were outstanding 26,028,179 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

Condensed Consolidated Statements of Income - Three Months Ended
March 31, 1998 and 1997                                                        3

Condensed Consolidated Balance Sheets - March 31, 1998 and
December 31, 1997                                                              4

Condensed Consolidated Statements of Changes in Stockholders' Equity -
Three Months Ended March 31, 1998 and 1997                                     5

Condensed Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1998 and 1997                                                  6

Notes to Condensed Consolidated Financial Statements                           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                            9

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      16

Signature                                                                     17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
(In millions, except for per share data)                      1998         1997
                                                             ------       ------
                                                                 (Unaudited)
REVENUES
  Premiums and other considerations                          $1,004       $  679
  Net investment income                                         400          375
  Net realized capital gains                                     --            1
                                                             ------       ------
     TOTAL REVENUES                                           1,404        1,055
                                                             ======       ======
BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses                771          659
  Amortization of deferred policy acquisition costs              97           83
  Dividends to policyholders                                    107           54
  Interest expense                                               13           16
  Other insurance expenses                                      287          143
                                                             ------       ------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                      1,275          955
                                                             ======       ======
     INCOME BEFORE INCOME TAX EXPENSE                           129          100
  Income tax expense                                             45           37
                                                             ------       ------
     NET INCOME                                              $   84       $   63
                                                             ======       ======
BASIC EARNINGS  PER SHARE (1)                                $ 0.60       $ 0.51
DILUTED EARNINGS  PER SHARE (1)                                0.60         0.51
                                                             ------       ------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)                  140          127
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND
     DILUTIVE POTENTIAL COMMON SHARES (1)                       140          127
                                                             ------       ------
CASH DIVIDENDS DECLARED PER SHARE SUBSEQUENT TO THE
       INITIAL PUBLIC OFFERING (2)                           $ 0.09       $   --

(1) Pro forma in 1997, see Note 3 of Notes to Condensed Consolidated Financial Statements for further explanation.

(2) Cash dividends declared exclude amounts paid to the Company's parent prior to the Company's Initial Public Offering (May 22, 1997).

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,      December 31,
(In millions, except for share data)                                               1998             1997
                                                                                ---------        ---------
                                                                                       (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $17,028 and $16,475)                                                        $  17,384        $  16,848
   Equity securities, available for sale, at fair value                               188              181
   Policy loans, at outstanding balance                                             3,764            3,759
   Other investments, at cost                                                         374              182
                                                                                ---------        ---------
      Total investments                                                            21,710           20,970
   Cash                                                                                50               88
   Premiums and amounts receivable                                                    175              147
   Reinsurance recoverable                                                          5,498            5,765
   Deferred policy acquisition costs                                                3,482            3,361
   Deferred income tax                                                                486              397
   Other assets                                                                       850              890
   Separate account assets                                                         77,783           69,362
                                                                                ---------        ---------
      TOTAL ASSETS                                                              $ 110,034        $ 100,980
                                                                                =========        =========
LIABILITIES
   Future policy benefits                                                       $   5,090        $   4,939
   Other policyholder funds                                                        21,095           21,139
   Short-term debt                                                                     50               50
   Long-term debt                                                                     650              650
   Other liabilities                                                                3,150            2,696
   Separate account liabilities                                                    77,783           69,362
                                                                                ---------        ---------
      TOTAL LIABILITIES                                                           107,818           98,836
                                                                                =========        =========
STOCKHOLDERS' EQUITY
   Class A common stock - authorized 600,000,000;
        issued 26,068,014 and 0 shares, par value $0.01                                --               --
   Class B common stock - authorized 600,000,000;
        issued and outstanding 114,000,000 shares, par value $0.01                      1                1
   Capital surplus                                                                  1,282            1,283
   Treasury stock, at cost - 39,772 and 0 shares                                       (2)              (1)
   Accumulated other comprehensive income
             Net unrealized capital gains on securities, net of tax                   238              237
             Cumulative translation adjustments                                        (3)              (4)
                                                                                ---------        ---------
        Total accumulated other comprehensive income                                  235              233
                                                                                ---------        ---------
   Retained earnings                                                                  700              628
                                                                                ---------        ---------
      TOTAL STOCKHOLDERS' EQUITY                                                    2,216            2,144
                                                                                ---------        ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 110,034        $ 100,980
                                                                                =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 1998

                                                                                        ACCUMULATED OTHER
                                                                                       COMPREHENSIVE INCOME
                                                                                     ------------------------
                                                                                         NET
                                                                                     UNREALIZED
                                                                                       CAPITAL
                                                                                        GAINS
                                               CLASS A   CLASS B            TREASURY (LOSSES) ON  CUMULATIVE              TOTAL
                                               COMMON    COMMON   CAPITAL     STOCK,  SECURITIES, TRANSLATION RETAINED STOCKHOLDERS'
(In millions) (Unaudited)                      STOCK     STOCK    SURPLUS    AT COST  NET OF TAX  ADJUSTMENTS EARNINGS   EQUITY
                                              -------   -------   -------    -------    -------    -------    -------    -------
BALANCE, DECEMBER 31, 1997                    $    --   $     1   $ 1,283    $    (1)   $   237    $    (4)   $   628    $ 2,144
Comprehensive income
Net income                                         --        --        --         --         --         --         84         84
                                                                                                                         -------
Other comprehensive income, net of tax (1):
    Changes in unrealized capital gains
     on securities (2)                             --        --        --         --          1         --         --          1
    Cumulative translation adjustments             --        --        --         --         --          1         --          1
                                                                                                                         -------
Total other comprehensive income                                                                                               2
                                                                                                                         -------
    Total comprehensive income                                                                                                86
                                                                                                                         -------
Dividends                                          --        --        --         --         --         --        (12)       (12)
Unearned compensation                              --        --        (1)         1         --         --         --         --
Net treasury stock activity                        --        --        --         (2)        --         --         --         (2)
                                              -------   -------   -------    -------    -------    -------    -------    -------
BALANCE, MARCH 31, 1998                       $    --   $     1   $ 1,282    $    (2)   $   238    $    (3)   $   700    $ 2,216
                                              =======   =======   =======    =======    =======    =======    =======    =======

THREE MONTHS ENDED MARCH 31, 1997

                                                                                        ACCUMULATED OTHER
                                                                                       COMPREHENSIVE INCOME
                                                                                     ------------------------
                                                                                         NET
                                                                                     UNREALIZED
                                                                                       CAPITAL
                                                                                        GAINS
                                               CLASS A   CLASS B            TREASURY (LOSSES) ON  CUMULATIVE              TOTAL
                                               COMMON    COMMON   CAPITAL     STOCK,  SECURITIES, TRANSLATION RETAINED STOCKHOLDERS'
(In millions) (Unaudited)                      STOCK     STOCK    SURPLUS    AT COST  NET OF TAX  ADJUSTMENTS EARNINGS   EQUITY
                                              -------   -------   -------    -------    -------    -------    -------    -------
BALANCE, DECEMBER 31, 1996                    $     --  $     --  $    585  $     --  $     29    $     (3)   $    663   $  1,274
Comprehensive income
Net income                                          --        --        --        --        --          --          63         63
                                                                                                                         --------
Other comprehensive income, net of tax (1):
 Changes in unrealized capital gains (losses)
 on securities (2)                                  --        --        --        --      (122)         --          --       (122)
                                                                                                                         --------
Total other comprehensive income                                                                                             (122)
                                                                                                                         --------
 Total comprehensive income                                                                                                   (59)
                                                                                                                         --------
Dividends                                           --        --        --        --        --          --        (291)      (291)
                                              --------  --------  --------  --------  --------    --------    --------   --------
BALANCE, MARCH 31, 1997                       $     --  $     --  $    585  $     --  $    (93)   $     (3)   $    435   $    924
                                              ========  ========  ========  ========  ========    ========    ========   ========

(1) Net unrealized capital gains (losses) on securities is net of tax (benefit) of $131 and $(50) for March 31, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains realized in net income of $0 and $1 for March 31, 1998 and 1997, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       -----------------
(In millions)                                                                           1998      1997
                                                                                       -------   -------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                          $    84   $    63
ADJUSTMENTS TO NET INCOME:
   Depreciation and amortization                                                             5         7
   Net realized capital gains                                                               --        (1)
   (Increase) decrease in premiums receivable                                              (27)        8
   Increase in other liabilities                                                            64       199
   Change in receivables, payables, and accruals                                            35       (36)
   Increase (decrease) in accrued taxes                                                     35        (9)
   (Increase) decrease in deferred income taxes                                            (88)       23
   Increase in deferred policy acquisition costs                                          (121)     (131)
   Increase in liability for future policy benefits                                        157       200
   Decrease (increase) in reinsurance recoverables and other related assets                  5       (90)
                                                                                       -------   -------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                149       233
                                                                                       -------   -------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments                                              (2,393)   (1,935)
   Sales of fixed maturity investments                                                   1,455     1,177
   Maturities and principal paydowns of fixed maturity investments                         521       764
   Purchases of other investments                                                         (231)      (45)
   Sales of other investments                                                              109       164
   Net sales of short-term investments                                                     145        69
                                                                                       -------   -------
      CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                    (394)      194
                                                                                       -------   -------
FINANCING ACTIVITIES
   Increase in short-term debt                                                              --     1,084
   Decrease in allocated advances from parent                                               --      (893)
   Dividends paid                                                                          (12)     (191)
   Net receipts from (disbursements for) investment and universal life-type
     contracts credited to (charged against) policyholder accounts                         220      (417)
   Acquisition of treasury stock                                                            (1)       --
                                                                                       -------   -------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                     207      (417)
                                                                                       -------   -------
   (Decrease) increase in cash                                                             (38)       10
   Cash - beginning of period                                                               88        72
                                                                                       -------   -------
      CASH - END OF PERIOD                                                             $    50   $    82
                                                                                       =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                           $    56   $    11
Interest                                                                               $     1   $    16
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Dividends                                                                              $    --   $   100

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

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b) CHANGES IN ACCOUNTING PRINCIPLES

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Condensed Consolidated Statements of Changes in Stockholders' Equity.

NOTE 2. INITIAL PUBLIC OFFERING ("IPO")

On February 10, 1997, the Company filed a registration statement, as amended, with the Securities and Exchange Commission relating to the IPO of the Company's Class A Common Stock. Pursuant to the IPO on May 22, 1997, the Company sold to the public 26 million shares at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire debt related to the Company's promissory notes outstanding and the line of credit discussed in Note 4 and the remaining $160 was contributed to the Company's insurance subsidiaries to be used for growth in the Company's core businesses.

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

The Company also has 50 million shares of preferred stock, authorized ($0.01 par value) of which no shares were issued or outstanding as of March 31, 1998 and December 31, 1997.

NOTE 3. EARNINGS PER SHARE

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

Pro forma earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares deemed to be outstanding during the respective periods. For periods prior to the closing of the Company's IPO (May 22, 1997), outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus an assumed issuance of
8.67 million shares of Class A Common Stock (the number of shares that, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in net proceeds equal to the excess of the amount of the February and April 1997 dividends over the earnings for the year ended December 31, 1996 and the three months ended March 31, 1997 and the Allocated Advances from parent) and an additional assumed issuance of 4.47 million shares of Class A Common Stock (the number of shares which, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in a reduction of the Pre-IPO indebtedness and Allocated Advances from parent). In addition, for the period prior to the IPO, amounts available to common shareholders in regards to pro forma earnings per share is affected by an assumed decline in interest expense of $1 related to the assumed reduction in Pre-IPO indebtedness described above.

Pro forma effect has also been given for all periods presented for the conversion of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

                                                                      For the three months ended March 31, 1998
                                                                      -----------------------------------------
                                                                         Income      Shares  Per Share Amount
                                                                          -----       -----       -----
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                $  84       140.0       $0.60
                                                                                                  =====
  Impact of options and contingently issuable shares                         --         0.1
                                                                          -----       -----
DILUTED EARNINGS PER SHARE
  Amounts available to common shareholders plus assumed conversions       $  84       140.1       $0.60
                                                                          =====       =====       =====

                                                                      For the three months ended March 31, 1997
                                                                      -----------------------------------------
                                                                         Income      Shares  Per Share Amount
                                                                          -----       -----       -----
PRO FORMA BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                $  63       127.1       $0.51
                                                                                                  =====
  Impact of options and contingently issuable shares                         --          --
                                                                          -----       -----
PRO FORMA DILUTED EARNINGS PER SHARE
  Amounts available to common shareholders plus assumed conversions       $  63       127.1       $0.51
                                                                          =====       =====       =====

If earnings per share was calculated based upon 140 million weighted average shares outstanding for all periods presented (representing the weighted average shares outstanding at the time of the IPO, May 22, 1997) earnings per share would have been $0.60 and $0.45 for the three months ended March 31, 1998 and 1997, respectively.

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE DATA UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of the Company as of March 31, 1998, compared with December 31, 1997, and its results of operations for the three months ended March 31, 1998 compared with the equivalent period in 1997. This discussion should be read in conjunction with the MD&A in the Company's 1997 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

INDEX

Consolidated Results of Operations:  Operating Summary                         9
Annuity                                                                       11
Individual Life Insurance                                                     11
Employee Benefits                                                             12
Guaranteed Investment Contracts                                               12
Investments                                                                   12
Capital Markets Risk Management                                               13
Capital Resources and Liquidity                                               14
Regulatory Initiatives                                                        16
Accounting Standards                                                          16

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY                                         FIRST QUARTER ENDED
                                                              MARCH 31,
                                                      1998                 1997
                                                     ------               ------
REVENUES                                             $1,404               $1,055
EXPENSES                                              1,320                  992
                                                     ------               ------
   NET INCOME                                        $   84               $   63
                                                     ======               ======

The Company's insurance business operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investments Contracts segment, which is primarily comprised of business written prior to 1995. The Company also maintains a Corporate Operation through which it reports items that are not directly allocable to any of its business segments.

The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation: Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These include, in the Individual Annuity area, individual variable annuities, fixed market value adjusted ("MVA") annuities, and mutual funds; and in the Group Annuity area, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life insurance. The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short- and long-term disability and accidental death and dismemberment. Specialty Insurance primarily consists of the Company's corporate owned life insurance ("COLI") business and its international operations. The Guaranteed Investment Contracts segment consists of guaranteed rate contract ("GRC") business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts ("Closed Book GRC"). The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

Revenues increased $349, or 33%, to $1.4 billion for the first quarter of 1998 from $1.1 billion for the comparable period in 1997. This was partially due to COLI revenues which increased $161 due to renewal premium on leveraged COLI and increased fees associated with variable COLI sales. Excluding COLI, revenues increased $188, or 21%, over the first quarter of 1997. This increase was driven by the Annuity segment whose revenues increased $100, or 35%, for the first quarter of 1998 as compared to the first quarter of 1997. This increase was due to higher fee income earned on growing annuity account values where the average account value grew $18.9 billion, or 37%, to $70.6 billion at March 31, 1998 from $51.7 billion at March 31, 1997 due to market appreciation and new sales. Group Insurance revenues increased $90, or 23%, for the first quarter of 1998 as compared to the first quarter of 1997. This increase was due to strong sales of $166, an increase of $28, or 20%, over the comparable period in 1997. Also, Individual Life Insurance revenues increased $16, or 14%, for the first quarter of 1998 as compared to the first quarter of 1997 due to increased cost of insurance charges and other fee income on the Company's growing block of variable life business. Partially offsetting the increases discussed above was a $20 decline in revenues related to Closed Book GRC.

Expenses increased $328, or 33%, to $1.3 billion for the first quarter of 1998 from $1.0 billion for the comparable period in 1997. The increase was partially driven by COLI, whose expenses increased $160 as a result of increased operating expenses associated with significant renewal premium and variable COLI sales for the quarter ended March 31, 1998. Excluding COLI, expenses increased $168, or 20%, over the first quarter of 1997. Annuity expenses grew $82 primarily due to higher amortization of deferred policy acquisition costs and operating expenses directly related to the growth in this segment. Group Insurance and Individual Life Insurance expenses increased $86 and $14, respectively, primarily due to higher benefits, claims, and claim adjustment expenses, which is consistent with the growth in these blocks of business.

Net income increased $21, or 33%, to $84 for the first quarter of 1998 from $63 for the first quarter of 1997 primarily due to growth in the Annuity segment and the Group Insurance operation of the Employee Benefits segment. Annuity earnings increased $18, or 42%, due to increasing account values resulting from significant stock market appreciation and new sales, particularly in Individual Annuity. Group Insurance earnings increased $4, or 36%, due to increased premium revenue as well as favorable morbidity experience. Individual Life Insurance earnings increased $2, or 18%, as a result of strong sales and growing account values. Specialty Insurance earnings were impacted by a $2 loss related to the Company's international operations and COLI earnings were consistent with the prior year. Guaranteed Investment Contracts had no net income in the first quarter of 1998 or 1997, consistent with management's expectations.

SEGMENT RESULTS

The Company's reporting segments consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.

Below is a summary of net income (loss) by segment.

                                                           FIRST QUARTER ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                          1998             1997
                                                          ----             ----
ANNUITY                                                   $ 61             $ 43
INDIVIDUAL LIFE INSURANCE                                   13               11
EMPLOYEE BENEFITS                                           19               18
GUARANTEED INVESTMENT CONTRACTS                             --               --
CORPORATE OPERATION                                         (9)              (9)
                                                          ----             ----
   NET INCOME                                             $ 84             $ 63
                                                          ====             ====

The sections that follow analyze each segment's results. Specific topics such as investment results are discussed separately following the segment overviews.

ANNUITY

                                                           FIRST QUARTER ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                       1998                 1997
                                                       ----                 ----
REVENUES                                               $382                 $282
EXPENSES                                                321                  239
                                                       ----                 ----
   NET INCOME                                          $ 61                 $ 43
                                                       ====                 ====

Revenues increased $100, or 35%, to $382 as of March 31, 1998 from $282 as of March 31, 1997. Individual Annuity revenues increased $89, or 49%, over the first quarter of 1997 primarily due to higher fee income earned on growth in individual variable annuity account values. Average individual variable annuity account values grew $16.9 billion, or 51%, to $50.2 billion as of March 31, 1998 from $33.3 billion as of March 31, 1997. This growth was the result of significant market appreciation as well as strong sales of $2.4 billion in the first quarter of 1998. Also, Group Annuity revenues increased $11, or 11%, as of March 31, 1998 as compared to March 31, 1997 due to higher net investment income resulting from growth in assets under management. Group Annuity average account values grew $2.0 billion, or 22%, to $11.1 billion as March 31, 1998 from $9.1 billion as of March 31, 1997 due to market appreciation and new deposits.

Expenses increased $82, or 34%, to $321 as of March 31, 1998 from $239 as of March 31, 1997. Benefits, claims and claim adjustment expenses increased $13 primarily due to increased interest credited on Individual Annuity general account values, which increased $1.3 billion, or 43%, to $4.2 billion at March 31, 1998 from $2.9 billion at March 31, 1997. Amortization of DPAC increased $20 as prior and current year sales remained strong. Also, other business expenses increased $39 as a result of the growth in this segment. However, operating expenses as a percentage of average account value declined from 1997 levels.

Annuity net income increased $18, or 42%, to $61 as of March 31, 1998 from $43 as of March 31, 1997 as a result of growing average account values discussed above and operating expense efficiencies.

INDIVIDUAL LIFE INSURANCE

                                                           FIRST QUARTER ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                       1998                 1997
                                                       ----                 ----
REVENUES                                               $134                 $118
EXPENSES                                                121                  107
                                                       ----                 ----
   NET INCOME                                          $ 13                 $ 11
                                                       ====                 ====

Revenues increased $16, or 14%, to $134 as of March 31, 1998 from $118 as of March 31, 1997. This increase was primarily due to higher cost of insurance charges and other fee income earned on the Company's growing block of variable life insurance. Variable life average account values increased $540, or 84%, to $1.2 billion as of March 31, 1998 from $640 as of March 31, 1997 due to market appreciation and strong sales. Variable life product sales constituted 75%, or $24, of total Individual Life Insurance new sales in the first quarter of 1998, an increase of $9, or 60%, compared to the same period in 1997.

Expenses increased $14, or 13%, to $121 as of March 31, 1998 from $107 as of March 31, 1997. This increase was primarily the result of higher benefits, claims, and claim adjustment expenses of $19 due to the growth in this segment as well as increased mortality experience in the first quarter of 1998. Net income increased $2, or 18%, to $13 as of March 31, 1998 from $11 as of March 31, 1997.

EMPLOYEE BENEFITS

                                                          FIRST QUARTER ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                       1998                 1997
                                                       ----                 ----
REVENUES                                               $831                 $578
EXPENSES                                                812                  560
                                                       ----                 ----
   NET INCOME                                          $ 19                 $ 18
                                                       ====                 ====

Revenues increased $253, or 44%, to $831 as of March 31, 1998 from $578 as of March 31, 1997. Specialty Insurance revenues increased $163, or 91%, for the first quarter of 1998 as compared to the same period in 1997. This increase was due to $80 of renewal premium on leveraged COLI as well as increased fee income of $78 related to new sales of variable COLI. Group Insurance revenues increased $90, or 23%, for the first quarter of 1998 as compared to the first quarter of 1997. This increase was due to strong sales of $166, an increase of $28, or 20%, over comparable 1997 levels. This growth in new sales was driven by group disability and group life business whose sales grew 26% and 9%, respectively, over the comparable prior period.

Expenses increased $252, or 45%, to $812 as of March 31, 1998 from $560 as of March 31, 1997. Specialty Insurance expenses increased $166 primarily due to higher expenses associated with the first quarter ended March 31,1998 increased variable COLI sales and leveraged COLI renewal premium in the first quarter ended March 31, 1998. Group Insurance expenses increased $86 primarily due to higher benefits, claims, and claim adjustment expenses associated with this growing block of business.

Net income increased $1, or 6%, to $19 as of March 31, 1998 from $18 as of March 31, 1997. Group Insurance net income increased $4, or 36%, for the first quarter of 1998 as compared to the first quarter of 1997. Specialty Insurance had net income of $4 and $7 for the first quarter of 1998 and 1997, respectively. The 1998 results were impacted by a first quarter operating loss of $2 relating to the company's international operations while COLI earnings were consistent with the prior year.

GUARANTEED INVESTMENT CONTRACTS

                                                             FIRST QUARTER ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                             1998           1997
                                                             ----           ----
REVENUES                                                     $ 52           $ 72
EXPENSES                                                       52             72
                                                             ----           ----
   NET INCOME                                                $ --           $ --
                                                             ====           ====

This segment reported no net income for the first quarter of 1998 and 1997 consistent with management's expectations that net income from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

INVESTMENTS

Invested assets, excluding separate accounts, totaled $21.7 billion at March 31, 1998 and were comprised of $17.4 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $562. Policy loans, which had a weighted-average interest rate of 11.1% as of March 31, 1998, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                            FIXED MATURITIES BY TYPE

                                     MARCH 31, 1998           DECEMBER 31, 1997
                                 ---------------------      ---------------------
TYPE                            FAIR VALUE     PERCENT     FAIR VALUE     PERCENT
                                 -------       -------      -------       -------
Corporate                        $ 7,927          45.6%     $ 7,970          47.3%
ABS                                3,224          18.6%       3,199          19.0%
Commercial MBS                     1,776          10.2%       1,606           9.5%
CMO                                  937           5.4%         978           5.8%
Gov't/Gov't agencies - For           619           3.6%         502           3.0%
MBS - agency                         484           2.8%         514           3.1%
Municipal - tax-exempt               400           2.3%         171           1.0%
Municipal - taxable                  263           1.5%         267           1.6%
Gov't/Gov't agencies - U.S.          142           0.8%         241           1.4%
Short-term                         1,607           9.2%       1,395           8.3%
Redeemable preferred stock             5            --            5            --
                                 -------       -------      -------       -------
   TOTAL FIXED MATURITIES        $17,384         100.0%     $16,848         100.0%
                                 =======       =======      =======       =======

The Company continued its objective of managing exposure to securities that "underperform" in a falling interest rate environment. The Company reduced exposure to the collateralized mortgage obligations ("CMO") asset sector, and allocated funds into various other sectors. At March 31, 1998, holdings in CMO securities were $937, or 5%, of total invested assets excluding policy loans compared to $978, or 6%, at December 31, 1997.

INVESTMENT RESULTS

The table below summarizes the Hartford Life's investment results.

                                                              FIRST QUARTER
                                                             ENDED MARCH 31,
                                                         ----------------------
(before-tax)                                              1998            1997
                                                         ------          ------
Net investment income                                    $  400          $  375
Yield on average
  invested assets [1]                                       7.6%            7.6%
Net realized capital gains                                   --          $    1
                                                         ------          ------

[1] Represents annualized three months net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended March 31, 1998, before-tax net investment income totaled $400, compared to $375 in 1997, an increase of 7% as a result of higher average invested assets. Before-tax yields on average invested assets remained at 7.6%.

There were no net realized capital gains for the quarter ended March 31, 1998.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments while asset/liability management is the responsibility of separate and distinct risk management units supporting the Company's operations. Derivative instruments are utilized in accordance with established Company policy and are monitored internally and reviewed by senior management.

The Company is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counterparty to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments entered into for trading purposes.

Please refer to Hartford Life's 1997 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

CREDIT RISK

The Company invests primarily in investment grade securities and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, geographic, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. Hartford Life is not exposed to any significant credit concentration risk of a single issuer.

The following table identifies fixed maturity securities for the general account and guaranteed separate accounts, by credit quality. The ratings referenced in the table are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

As of March 31, 1998, over 98% of the fixed maturity portfolio was invested in investment-grade securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                     MARCH 31, 1998             DECEMBER 31, 1997
                                 ---------------------        ---------------------
                                FAIR VALUE     PERCENT       FAIR VALUE     PERCENT
                                 -------       -------        -------       -------
U.S. Gov't/Gov't agencies        $ 2,827          10.2%       $ 2,907          10.7%
AAA                                3,872          14.0%         3,974          14.6%
AA                                 2,599           9.4%         2,967          10.9%
A                                  8,873          32.0%         9,351          34.3%
BBB                                7,069          25.5%         5,966          21.9%
BB & below                           346           1.3%           205           0.7%
Short-term                         2,105           7.6%         1,869           6.9%
                                 -------       -------        -------       -------
  TOTAL FIXED MATURITIES         $27,691         100.0%       $27,239         100.0%
                                 -------       -------        -------       -------

MARKET RISK

Hartford Life has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. There have been no material changes in market risk exposures from December 31, 1997.

DERIVATIVE INSTRUMENTS

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.5 billion and $10.9 billion at March 31, 1998 and December 31, 1997, respectively.

For a further discussion of market risk exposure including derivative instruments please refer to Hartford Life's 1997 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.7 billion and $1.5 billion as of March 31, 1998 and December 31, 1997, respectively, and believes that its investment policies combined with the terms of its life insurance and annuity contracts are adequate to support its liquidity needs. The capital structure of the Company consists of debt and equity, summarized as follows:

                                                                                         MARCH 31, 1998    DECEMBER 31, 1997
                                                                                         --------------    -----------------
Short-term debt                                                                               $   50            $   50
Long-term debt                                                                                   650               650
                                                                                              ------            ------
 TOTAL DEBT                                                                                   $  700            $  700
                                                                                              ======            ======
Equity excluding net unrealized capital gains on securities, net of tax                       $1,978            $1,907
Net unrealized capital gains on securities, net of tax                                           238               237
                                                                                              ------            ------
 TOTAL STOCKHOLDERS' EQUITY                                                                   $2,216            $2,144
                                                                                              ======            ======
 TOTAL CAPITALIZATION EXCLUDING NET UNREALIZED CAPITAL GAINS ON SECURITIES, NET OF TAX        $2,678            $2,607
                                                                                              ------            ------
Debt to equity excluding net unrealized capital gains on securities, net of tax                   35%               37%
Debt to capitalization excluding net unrealized capital gains on securities, net of tax           26%               27%
                                                                                              ------            ------

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains on securities, net of tax, increased by $71, or 3%, as of March 31, 1998, as compared to December 31, 1997. This change was primarily due to $84 of net income partially offset by dividends of $12. As a result, both the debt to equity and debt to capitalization ratios decreased to 35% and 26% as of March 31, 1998, respectively, from 37% and 27% as of December 31, 1997, respectively. The Company's commercial paper and senior debt are rated by independent rating agencies and the Company continues to maintain debt to capital ratios consistent with these ratings.

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

DIVIDENDS

Hartford Life paid $12 in dividends in the first quarter of 1998 to holders of Class A and Class B Common Stock . See "Debt" discussion above for 1997 dividend payments made prior to the IPO.

The Company received dividends from its regulated life insurance subsidiaries of $13 through March 31, 1998.

TREASURY STOCK

In the first quarter of 1998, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 70,000 shares of its common stock in the open market at a total cost of $3. Shares repurchased in the open market are carried at cost and are reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. In the first quarter of 1998, the Company reissued 65,912 shares of treasury stock at a cost of $2. The Company currently intends to purchase shares of its common stock to make shares available for its various employee stock-based benefit plans.

CASH FLOWS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                            1998          1997
                                                            -----         -----
Cash provided by operating activities                       $ 149         $ 233
Cash (used for) provided by investing activities             (394)          194
Cash provided by (used for) financing activities              207          (417)
Cash - beginning of period                                     88            72
                                                            -----         -----
Cash - end of period                                        $  50         $  82
                                                            -----         -----

During the first quarter of 1998, cash provided by operating activities decreased $84 from the prior period. The change in cash used for or provided by investing activities primarily reflects the investment of cash from operating and financing activities. The change in cash provided by or used for financing activities between periods was primarily due to declines in reinsurance recoverables related to investment-type contracts. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

REGULATORY INITIATIVES

NAIC PROPOSALS

The National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("SAP") in March, 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of Hartford Life's domiciliary states will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of Hartford Life.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

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

                           Hartford Life, Inc.
                           (Registrant)

                           /s/ Gregory A. Boyko
                           -----------------------------------
                           Gregory A. Boyko
                           Senior Vice President, Chief Financial Officer and Treasurer

MAY 14, 1998

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX

EXHIBIT #                           DESCRIPTION

10.1 Amended and restated Credit Agreement dated as of February 9, 1998 among Hartford Life, Inc., the lenders named therein and Citibank, N.A. as administrative agent is filed herewith.

27       Financial Data Schedule is filed herewith.