Form 10-Q
period 1998-06-30
HARTFORD LIFE INC
filed 1998-08-14
CIK 1032204

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1998

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


As of July 31, 1998, there were outstanding 26,008,858 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.


================================================================================

                                      INDEX



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
Condensed Consolidated Statements of Income - Second Quarter and
Six Months Ended June 30, 1998 and 1997                                       3

Condensed Consolidated Balance Sheets - June 30, 1998
and December 31, 1997                                                         4

Condensed Consolidated Statements of Changes in Stockholders' Equity -
Six Months Ended June 30, 1998 and 1997                                       5

Condensed Consolidated Statements of Cash Flows - Six Months
Ended June 30, 1998 and 1997                                                  6

Notes to Condensed Consolidated Financial Statements                          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                  18

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    19

Signature                                                                    20

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Second Quarter Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                         --------------------       --------------------
(In millions, except for per share data)                   1998         1997          1998         1997
                                                         -------      -------       -------      -------
                                                             (Unaudited)                (Unaudited)
REVENUES
  Premiums and other considerations                      $   763      $   682       $ 1,767      $ 1,361
  Net investment income                                      392          362           792          737
  Net realized capital losses                               --             (2)         --             (1)
                                                         -------      -------       -------      -------
     TOTAL REVENUES                                        1,155        1,042         2,559        2,097
                                                         -------      -------       -------      -------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses             658          612         1,429        1,271
  Amortization of deferred policy acquisition costs          117           94           214          177
  Dividends to policyholders                                  10           18           117           72
  Interest expense                                            12           16            25           32
  Other insurance expenses                                   216          195           503          338
                                                         -------      -------       -------      -------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                   1,013          935         2,288        1,890
                                                         -------      -------       -------      -------

     INCOME BEFORE INCOME TAX EXPENSE                        142          107           271          207
  Income tax expense                                          48           34            93           71
                                                         -------      -------       -------      -------
     NET INCOME                                          $    94      $    73       $   178      $   136
                                                         -------      -------       -------      -------

BASIC EARNINGS PER SHARE (1)                             $   .67      $   .56       $  1.27      $  1.06
DILUTED EARNINGS PER SHARE (1)                           $   .67      $   .56       $  1.27      $  1.06
                                                         -------      -------       -------      -------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)               140          131           140          128
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND
     DILUTIVE POTENTIAL COMMON SHARES (1)                    140          131           140          128
                                                         -------      -------       -------      -------
CASH DIVIDENDS DECLARED PER SHARE SUBSEQUENT TO THE
       INITIAL PUBLIC OFFERING (2)                       $   .09      $  --         $   .18      $  --

(1) Pro forma in 1997, see Note 3 of Notes to Condensed Consolidated Financial Statements for further explanation.

(2) Cash dividends declared exclude amounts paid to the Company's parent prior to the Company's Initial Public Offering (May 22, 1997).


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,      December 31,
(In millions, except for share data)                                                  1998             1997
                                                                                    ---------      ------------
                                                                                   (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $17,028 and $16,475)                                                            $  17,505       $  16,848
   Equity securities, at fair value                                                       118             181
   Policy loans, at outstanding balance                                                 3,770           3,759
   Other investments, at cost                                                             402             182
                                                                                    ---------       ---------
      Total investments                                                                21,795          20,970
   Cash                                                                                    58              88
   Premiums and amounts receivable                                                        146             147
   Reinsurance recoverable                                                              5,623           5,765
   Deferred policy acquisition costs                                                    3,626           3,361
   Deferred income tax                                                                    424             397
   Other assets                                                                           785             890
   Separate account assets                                                             81,013          69,362
                                                                                    ---------       ---------
      TOTAL ASSETS                                                                  $ 113,470       $ 100,980
                                                                                    ---------       ---------

LIABILITIES
   Future policy benefits                                                           $   5,305       $   4,939
   Other policyholder funds                                                            21,070          21,139
   Short-term debt                                                                       --                50
   Long-term debt                                                                         650             650
   Company obligated mandatorily redeemable preferred securities of subsidiary
        trust holding solely parent junior subordinated debentures                        250            --
   Other liabilities                                                                    2,805           2,696
   Separate account liabilities                                                        81,013          69,362
                                                                                    ---------       ---------
      TOTAL LIABILITIES                                                               111,093          98,836
                                                                                    ---------       ---------


STOCKHOLDERS' EQUITY
   Class A common stock - authorized 600,000,000 shares;
        issued  26,069,123 and 26,061,837 shares, par value $0.01                        --              --
   Class B common stock - authorized 600,000,000 shares;
        issued and outstanding 114,000,000 shares, par value $0.01                          1               1
   Capital surplus                                                                      1,282           1,283
   Treasury stock, at cost - 11,280 and 35,684 shares                                    --                (1)
   Accumulated other comprehensive income
             Net unrealized capital gains on securities, net of tax                       317             237
             Cumulative translation adjustments                                            (4)             (4)
                                                                                    ---------       ---------
        Total accumulated other comprehensive income                                      313             233
                                                                                    ---------       ---------
   Retained earnings                                                                      781             628
                                                                                    ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                                                        2,377           2,144
                                                                                    ---------       ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 113,470       $ 100,980
                                                                                    ---------       ---------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30, 1998

                                                                                  ACCUMULATED OTHER
                                                                                COMPREHENSIVE INCOME
                                                                              ------------------------
                                                                                 NET
                                                                              UNREALIZED
                                                                               CAPITAL
                                      CLASS A   CLASS B             TREASURY   GAINS ON     CUMULATIVE               TOTAL
                                      COMMON     COMMON   CAPITAL    STOCK,   SECURITIES,  TRANSLATION  RETAINED  STOCKHOLDERS'
   (In millions) (Unaudited)           STOCK     STOCK    SURPLUS    AT COST  NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
   -------------------------          -------   -------   -------   --------  -----------  -----------  --------  -------------
BALANCE, DECEMBER 31, 1997           $  --      $     1   $ 1,283   $    (1)  $   237       $    (4)    $   628      $ 2,144
Comprehensive income
Net income                              --         --        --        --        --            --           178          178
                                                                                                                     -------
Other comprehensive income,
  net of tax (1):
    Changes in unrealized
     capital gains
     on securities (2)                  --         --        --        --          80          --          --             80
                                                                                                                     -------
Total other comprehensive income                                                                                          80
                                                                                                                     -------
    Total comprehensive income                                                                                           258
                                                                                                                     -------
Dividends                               --         --        --        --        --            --           (25)         (25)
                                                                                                                     -------
Unearned compensation                   --         --          (1)        1      --            --          --           --
                                     -------    -------   -------   -------   -------       -------     -------      -------
BALANCE, JUNE 30, 1998               $  --      $     1   $ 1,282   $  --     $   317       $    (4)    $   781      $ 2,377
                                     =======    =======   =======   =======   =======       =======     =======      =======


SIX MONTHS ENDED JUNE 30, 1997

                                                                                   ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME
                                                                               ------------------------
                                                                                  NET
                                                                               UNREALIZED
                                                                                CAPITAL
                                       CLASS A   CLASS B             TREASURY   GAINS ON     CUMULATIVE               TOTAL
                                       COMMON     COMMON   CAPITAL    STOCK,   SECURITIES,  TRANSLATION  RETAINED  STOCKHOLDERS'
   (In millions) (Unaudited)            STOCK     STOCK    SURPLUS    AT COST  NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
   -------------------------           -------   -------   -------   --------  -----------  -----------  --------  -------------
BALANCE, DECEMBER 31, 1996             $  --     $  --     $   585   $  --       $    29      $    (3)    $   663     $ 1,274
Comprehensive income
Net income                                --        --        --        --          --           --           136         136
                                                                                                                      -------
Other comprehensive income,
  net of tax (1):
    Changes in unrealized
     capital gains on
     securities (2)                       --        --        --        --            13         --          --            13
                                                                                                                      -------
Total other comprehensive income                                                                                           13
                                                                                                                      -------
    Total comprehensive income                                                                                            149
                                                                                                                      -------
Issuance of Class A common stock          --        --         687      --          --           --          --           687

Conversion to Class B common stock        --           1        (1)     --          --           --          --          --

Capital contribution                      --        --          12      --          --           --          --            12
Dividends                                 --        --        --        --          --           --          (316)       (316)
                                       -------   -------   -------   -------     -------      -------     -------     -------
BALANCE, JUNE 30, 1997                 $  --     $     1   $ 1,283   $  --       $    42      $    (3)    $   483     $ 1,806
                                       =======   =======   =======   =======     =======      =======     =======     =======

(1) Net unrealized capital gains on securities is reflected net of tax of $171 and $23 for June 30, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.

(2) There was no reclassification adjustment for after-tax gains (losses) realized in net income for June 30, 1998 and 1997, respectively.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended June 30,
                                                                                          -------------------------
(In millions)(Unaudited)                                                                    1998              1997
                                                                                          -------           -------
OPERATING ACTIVITIES
   Net income                                                                             $   178           $   136
ADJUSTMENTS TO NET INCOME:
   Depreciation and amortization                                                               11                 9
   Net realized capital losses                                                               --                   1
   Decrease in premiums receivable                                                              2              --
   (Decrease) increase in other liabilities                                                   (98)              238
   Change in receivables, payables, and accruals                                               65               (67)
   (Decrease) increase in accrued taxes                                                       (46)               36
   Increase in deferred income taxes                                                          (68)               (4)
   Increase in deferred policy acquisition costs                                             (265)             (232)
   Increase in liability for future policy benefits                                           368               323
   Increase in reinsurance recoverables and other related assets                              (28)              (47)
                                                                                          -------           -------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                   119               393
                                                                                          -------           -------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments                                                 (3,969)           (4,590)
   Sales of fixed maturity investments                                                      2,411             2,702
   Maturities and principal paydowns of fixed maturity investments                          1,067             1,474
   Purchases of other investments                                                            (459)              (53)
   Sales of other investments                                                                 246               209
   Net sales of short-term investments                                                        285               109
   Additions to property, plant and equipment                                                 (17)              (10)
                                                                                          -------           -------
      CASH USED FOR INVESTING ACTIVITIES                                                     (436)             (159)
                                                                                          -------           -------
FINANCING ACTIVITIES
   (Decrease) increase in short-term debt                                                     (50)               50
   Increase in long-term debt                                                                --                 650
   Decrease in allocated advances from parent                                                --                (893)
   Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior
      subordinated debentures                                                                 250              --
   Dividends paid                                                                             (12)             (304)
   Net receipts from (disbursements for) investment and universal life-type
     contracts credited to (charged against) policyholder accounts                             99              (419)
   Net proceeds from the sale of common stock                                                --                 687
                                                                                          -------           -------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        287              (229)
                                                                                          -------           -------
   (Decrease) increase in cash                                                                (30)                5
   Cash - beginning of period                                                                  88                72
                                                                                          -------           -------
      CASH - END OF PERIOD                                                                $    58           $    77
                                                                                          -------           -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                              $   134           $    16
Interest                                                                                  $    25           $    30
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Capital contribution                                                                      $  --             $    12


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)   CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for Hartford Life will begin for the first quarter of the year 2000.
Hartford Life is currently in the process of quantifying the impact of SFAS No. 133.

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

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

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

The Company also has 50 million shares of preferred stock, authorized ($0.01 par value) of which no shares were issued or outstanding as of June 30, 1998 and December 31, 1997.

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

                                                             For the Second Quarter Ended            For the Six Months Ended
                                                         ------------------------------------   ----------------------------------
JUNE 30, 1998                                            Income      Shares  Per Share Amount   Income   Shares   Per Share Amount
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                $ 94        140.0       $   0.67        $178    140.0        $   1.27
                                                                                  --------                             --------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares       --           0.3                        --       0.2
                                                          ----        -----                       ----    -----
  Amounts available to common shareholders
     plus assumed conversions                             $ 94        140.3       $   0.67        $178    140.2        $   1.27
-------------------------------------------------------------------------------------------------------------------------------
JUNE 30, 1997
-------------------------------------------------------------------------------------------------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                $ 73        130.6       $   0.56        $136    127.8        $   1.06
                                                                                  --------                             --------

PRO FORMA DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares       --           0.1                        --       0.1
                                                          ----        -----                       ----    -----

  Amounts available to common shareholders
     plus assumed conversions                             $ 73        130.7       $   0.56        $136    127.9        $   1.06
-------------------------------------------------------------------------------------------------------------------------------

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

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 12, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65%
debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper which was repaid in the second quarter of 1998. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used to fund business growth. Subsequently, the Company reduced the capacity of the line of credit from $1,300 to $250.

On June 8, 1998, the Company filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. After the issuance of the Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures on June 29, 1998 discussed below, Hartford Life had $750 remaining on this shelf registration on June 30, 1998.

NOTE 5. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by Hartford Life, issued 10,000,000, 7.2% Trust Preferred Securities, Series A ("Series A Preferred Securities"). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by Hartford Life. Hartford Life used the proceeds from the offering to retire $50 of its outstanding commercial paper and will use the remainder for general corporate purposes, which may include funding working capital, investments in or loans to subsidiaries, or potential strategic acquisitions.

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I's assets, which consist solely of the Junior Subordinated Debentures. Hartford Life owns all of the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinate Debentures at maturity or upon earlier redemption. Hartford Life has the right to redeem the Series A Junior Subordinated Debt Securities on or after June 30, 2003 or earlier upon the occurrence of certain events.
Holders of Series A Preferred Securities generally have no voting rights.

The Junior Subordinated Debentures bear interest at the annual rate of 7.2% of the principal amount, payable quarterly in arrears commencing June 29, 1998, and mature on June 30, 2038. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of Hartford Life and are effectively subordinated to all existing and future liabilities of its subsidiaries.

Hartford Life has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and Hartford Life may not declare or pay any cash dividends or distributions on, or purchase, Hartford Life's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Series A Junior Subordinated Debt Securities to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. Hartford Life has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, wind up or liquidation to the extent funds are available.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE DATA UNLESS OTHERWISE STATED)


Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of the Company as of June 30, 1998, compared with December 31, 1997, and its results of operations for the second quarter and six months ended June 30, 1998 compared with the equivalent periods in 1997. This discussion should be read in conjunction with the MD&A included in the Company's 1997 Form 10-K Annual Report.

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


INDEX

Consolidated Results of Operations:  Operating Summary                        10
Annuity                                                                       12
Individual Life Insurance                                                     12
Employee Benefits                                                             13
Guaranteed Investment Contracts                                               13
Investments                                                                   14
Capital Markets Risk Management                                               14
Capital Resources and Liquidity                                               15
Regulatory Initiatives and Contingencies                                      17
Accounting Standards                                                          18

CONSOLIDATED RESULTS OF OPERATIONS: OPERATING SUMMARY

OPERATING SUMMARY               SECOND QUARTER ENDED          SIX MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
                                --------------------        --------------------
                                 1998          1997          1998          1997
                                ------        ------        ------        ------
REVENUES                        $1,155        $1,042        $2,559        $2,097
EXPENSES                         1,061           969         2,381         1,961
                                ------        ------        ------        ------
   NET INCOME                   $   94        $   73        $  178        $  136
                                ======        ======        ======        ======


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

Revenues increased $113, or 11%, and $462, or 22%, for the second quarter and six months ended June 30 1998, respectively, compared to the equivalent 1997 periods. This increase was primarily driven by the Annuity segment whose revenues increased $110, or 36%, and $210, or 36%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same prior year periods. This increase was due to higher fee income earned on growing annuity account values where the average account value grew $16.8 billion, or 30%, to $72.1 billion at June 30, 1998 from $55.3 billion at June 30, 1997 due to market appreciation and new sales. Group Insurance revenues increased $21, or 5%, and $111, or 14%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. This increase was due to strong sales of fully insured premiums as of June 30, 1998 of $250, an increase of $49, or 24%, compared to prior year. Also, Individual Life Insurance revenues increased $13, or 10%, and $29, or 12%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods due to increased cost of insurance charges and other fee income on the Company's growing block of variable life business. COLI revenues increased $154 for the six months ended June 30, 1998, primarily driven by first quarter 1998 activity, which was a result of renewal premium on leveraged COLI and increased fees associated with variable COLI sales, while revenues were consistent in the second quarter of 1998 with the prior year. Excluding COLI, revenues increased $120, or 13%, and $308, or 17%, for the second quarter and six months ended June 30, 1998, respectively, compared to the equivalent 1997 periods. Partially offsetting the increases discussed above was a decline of Closed Book GRC revenues of $24 and $44 for the second quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997.

Expenses increased $92, or 9%, and $420, or 21% for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods of the prior year. Annuity expenses grew $93, or 36%, and $175, or 35%, for the second quarter and six months ended June 30, 1998 as compared to the same prior year periods primarily due to higher benefits, claims, and claim adjustment expenses as well as increased amortization of deferred policy acquisition costs and operating expenses directly related to the growth in this segment. Group Insurance and Individual Life Insurance expenses increased $19 and $10 for the second quarter of 1998 and increased $105 and $24 for the six months ended June 30, 1998, respectively, primarily due to higher benefits, claims, and claim adjustment expenses, which is also consistent with the growth in these blocks of business. COLI expenses, primarily driven by first quarter 1998 activity, increased $154 for the six months ended June 30, 1998 as a result of increased operating expenses associated with significant renewal premium and variable COLI sales while expenses were consistent in the second quarter of 1998 with the prior year. Excluding COLI, expenses increased $98, or 12%, and $266, or 16%, for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Partially offsetting the increases discussed above was a decline of Closed Book GRC expenses of $24 and $44 for the second quarter and six months ended June 30, 1998, respectively, compared to the equivalent 1997 periods.

Net income increased $21, or 29%, and $42, or 31%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997 primarily due to growth in the Annuity and Individual Life Insurance segments and the Group Insurance operation of the Employee Benefits segment. Annuity earnings increased $17, or 35%, and $35, or 38%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods due to higher fee income earned on increasing account values resulting from stock market appreciation and new sales, particularly in Individual Annuity. Individual Life Insurance earnings increased $3, or 25%, and $5, or 22%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same 1997 periods as a result of strong sales and increased account values. Group Insurance earnings increased $2, or 13%, and $6, or 23%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods due to increased premium revenue. The Specialty Insurance Operation of the Employee Benefits segment earnings were impacted by losses of $(2) and $(4) for the second quarter and six months ended June 30, 1998, respectively, related to the Company's international operations which was offset by COLI earnings of $6 and $12 for the second quarter and six months ended June 30, 1998. Guaranteed Investment Contracts had no net income for the second quarter or the six months ended June 30, 1998 or 1997, consistent with management's expectations.


SEGMENT RESULTS

The Company's reporting segments consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.

Below is a summary of net income (loss) by segment.


                                      SECOND QUARTER ENDED       SIX MONTHS ENDED
                                            JUNE 30,                 JUNE 30,
                                      --------------------       -----------------
                                       1998           1997        1998        1997
                                      -----          -----       -----       -----
ANNUITY                               $  66          $  49       $ 127       $  92
INDIVIDUAL LIFE INSURANCE                15             12          28          23
EMPLOYEE BENEFITS                        21             24          40          42
GUARANTEED INVESTMENT CONTRACTS        --             --          --          --
CORPORATE OPERATION                      (8)           (12)        (17)        (21)
                                      -----          -----       -----       -----
    NET INCOME                        $  94          $  73       $ 178       $ 136
                                      =====          =====       =====       =====


The sections that follow analyze each segment's results. Specific topics such as investment results are discussed separately following the segment overviews.

ANNUITY

                                  SECOND QUARTER ENDED           SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                  --------------------          ------------------
                                  1998            1997          1998          1997
                                  ----            ----          ----          ----
REVENUES                          $418            $308          $800          $590
EXPENSES                           352             259           673           498
                                  ----            ----          ----          ----
   NET INCOME                     $ 66            $ 49          $127          $ 92
                                  ====            ====          ====          ====

Revenues for the second quarter and six months ended June 30, 1998 increased $110, or 36%, and $210, or 36%, respectively, compared to the equivalent prior year periods. This increase was driven by Individual Annuity revenues which increased $95, or 45%, and $184, or 47%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997 primarily due to higher fee income earned on growth in individual variable annuity account values. Average individual variable annuity account values grew $15.3 billion, or 42%, to $51.7 billion as of June 30, 1998 from $36.4 billion as of June 30, 1997. This growth was the result of continued market appreciation as well as strong variable annuity sales of $2.8 billion and $5.1 billion for the second quarter and six months ended June 30, 1998, respectively, compared to sales of $2.3 billion and $4.7 billion for the second quarter and six months ended June 30, 1997, respectively. In addition, Group Annuity revenues increased $15, or 15%, and $26, or 13%, for the second quarter and six months ended June 30, 1998 primarily due to higher net investment income resulting from growth in assets under management. Group Annuity average total account values grew $1.7 billion, or 18%, to $11.3 billion as of June 30, 1998 from $9.6 billion as of June 30, 1997 due to market appreciation and new deposits.

Expenses increased $93, or 36%, and $175, or 35%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods. Benefits, claims and claim adjustment expenses increased $50 and $63 for the second quarter and six months ended June 30, 1998, respectively, compared to the comparable prior year periods primarily due to increased interest credited on Individual Annuity general account values. Average Individual Annuity general account values increased $1.2 billion, or 40%, to $4.2 billion at June 30, 1998 from $3.0 billion at June 30, 1997. Amortization of deferred policy acquisition costs increased $17 and $37 for the second quarter and six months ended June 30, 1998, respectively, compared to the same periods in 1997 as prior and current year sales remained strong. In addition, for the second quarter and six months ended June 30, 1998, other business expenses increased $16 and $55, respectively, as a result of the continued growth in this segment. Annuity net income increased $17, or 35%, and $35, or 38%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods as a result of growing average account values and continued operating expense efficiencies.

INDIVIDUAL LIFE INSURANCE

                                  SECOND QUARTER ENDED           SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                  --------------------          ------------------
                                  1998            1997          1998          1997
                                  ----            ----          ----          ----
REVENUES                          $142            $129          $276          $247
EXPENSES                           127             117           248           224
                                  ----            ----          ----          ----
   NET INCOME                     $ 15            $ 12          $ 28          $ 23
                                  ====            ====          ====          ====

Revenues for the second quarter and six months ended June 30, 1998 increased $13, or 10%, and $29, or 12%, respectively, as compared to the equivalent periods in 1997. This increase was primarily due to higher cost of insurance charges and other fee income earned on the Company's growing block of variable life insurance. Variable life average account values increased $516, or 72%, to $1.2 billion as of

June 30, 1998 from $719 as of June 30, 1997 due to market appreciation and strong sales. Variable life product sales constituted $54, or 76%, of total Individual Life Insurance new sales as of June 30, 1998, an increase of $16, or 42%, compared to the same period in 1997.

Expenses increased $10, or 9%, and $24, or 11%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the equivalent period in 1997. This increase was primarily the result of higher benefits, claims, and claim adjustment expenses of $4 and $23 for the second quarter and six months ended June 30, 1998, respectively, compared to the same prior year periods due to the growth in this segment as well as increased mortality experience during 1998.

Net income increased $3, or 25%, and $5, or 22%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same period in 1997 as a result of strong sales and growing account values.

EMPLOYEE BENEFITS

                                SECOND QUARTER ENDED          SIX MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
                                --------------------        --------------------
                                 1998          1997          1998          1997
                                ------        ------        ------        ------
REVENUES                        $  550        $  541        $1,381        $1,119
EXPENSES                           529           517         1,341         1,077
                                ------        ------        ------        ------
   NET INCOME                   $   21        $   24        $   40        $   42
                                ======        ======        ======        ======

Revenues for the second quarter and six months ended June 30, 1998 increased $9, or 2%, and $262, or 23%, respectively, over the comparable prior year period. Specialty Insurance revenues increased $151 for the six months ended June 30, 1998 as compared to the same period in 1997. This increase was due to renewal premium on leveraged COLI as well as increased fee income related to new sales of variable COLI, primarily driven by first quarter 1998 activity, while revenues were consistent in the second quarter of 1998 as compared to the equivalent prior year period. Group Insurance revenues increased $21, or 5%, and $111, or 14% for the second quarter and six months ended June 30, 1998, compared to prior year. This increase was due to strong sales of fully insured premiums of $250 for the six months ended June 30, 1998, an increase of $49, or 24%, compared to prior year. This growth in new sales was driven by group life and group disability business whose sales grew 25% and 22%, respectively, compared to the same periods in 1997.

Expenses increased $12, or 2%, and $264, or 25%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods. Specialty Insurance expenses increased $159 for the six months ended June 30, 1998 primarily due to higher expenses associated with increased variable COLI sales and leveraged COLI renewal premium in the first quarter of 1998, while expenses were consistent in the second quarter of 1998 as compared to prior year. Group Insurance expenses increased $19, or 5%, and $105, or 14%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same prior year periods primarily due to higher benefits, claims, and claim adjustment expenses associated with this growing block of business.

Net income decreased $3, or 13%, and $2, or 5%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. Group Insurance net income increased $2, or 13%, and $6, or 23%, for the second quarter and six months ended June 30, 1998, respectively, as compared to the equivalent period in 1997, as a result of increased revenues. Specialty Insurance net income was $4 and $8 for the second quarter and six months ended June 30, 1998, respectively, as compared to net income of $9 and $16 for the comparable 1997 periods. The 1998 Specialty Insurance results were impacted by operating losses of $(2) and $(4) for the second quarter and six months ended June 30, 1998, respectively, relating to the company's international operations while COLI earnings were consistent with prior year.

GUARANTEED INVESTMENT CONTRACTS

                                  SECOND QUARTER ENDED           SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                  --------------------          ------------------
                                  1998           1997          1998          1997
                                  ----            ----          ----          ----
REVENUES                          $ 38            $ 62          $ 90          $134
EXPENSES                            38              62            90           134
                                  ----            ----          ----          ----
   NET INCOME                     $--             $--           $--           $--
                                  ====            ====          ====          ====


This segment reported no net income for the second quarter and six months ended June 30, 1998 and 1997 consistent with management's expectations that net income from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

INVESTMENTS

Invested assets, excluding separate accounts, totaled $21.8 billion at June 30, 1998 and were comprised of $17.5 billion of fixed maturities, $3.8 billion of policy loans, and other investments of $520. Policy loans, which had a weighted-average interest rate of 11.1% as of June 30, 1998, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                             FIXED MATURITIES BY TYPE
----------------------------------------------------------------------------------
                                       JUNE 30, 1998           DECEMBER 31, 1997
                                   --------------------     ----------------------
TYPE                               FAIR VALUE   PERCENT     FAIR VALUE     PERCENT
----                               ----------   -------     ----------     -------
Corporate                           $ 7,998       45.7%      $ 7,970         47.3%
ABS                                   3,081       17.6%        3,199         19.0%
Commercial MBS                        1,903       10.9%        1,606          9.5%
CMO                                     961        5.5%          978          5.8%
Municipal - tax-exempt                  653        3.7%          171          1.0%
Gov't/Gov't agencies - For              589        3.4%          502          3.0%
MBS - agency                            561        3.2%          514          3.1%
Municipal - taxable                     240        1.4%          267          1.6%
Gov't/Gov't agencies - U.S.              97        0.5%          241          1.4%
Short-term                            1,417        8.1%        1,395          8.3%
Redeemable preferred stock                5       --               5         --
                                    -------      -----       -------        -----
   TOTAL FIXED MATURITIES           $17,505      100.0%      $16,848        100.0%
                                    -------      -----       -------        -----

INVESTMENT RESULTS

The table below summarizes the Hartford Life's investment results.

                                      SECOND QUARTER              SIX MONTHS
                                      ENDED JUNE 30,            ENDED JUNE 30,
                                    ------------------        ------------------
                                     1998         1997         1998         1997
                                    ------       -----        ------       -----
Net investment income,
   before-tax                       $  392       $ 362        $  792       $ 737
Yield on average invested
   assets, before-tax [1]              7.4%        7.2%          7.6%        7.4%
  Net realized capital losses,
  before-tax                        $ --         $  (2)       $ --         $  (1)
                                    ------       -----        ------       -----

[1] Represents annualized net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the quarter ended June 30, 1998, before-tax net investment income totaled $392, compared to $362 in 1997, an increase of 8% as a result of higher average invested assets and increased yields on average invested assets. Before-tax yields on average invested assets increased to 7.4% for the second quarter of 1998. For the six months ended June 30, 1998, before-tax net investment income was $792 as compared with $737 for the comparable period in 1997, an increase of $55, or 7% as before-tax yields for the six months ended June 30, 1998 increased to 7.6% from 7.4% in 1997. The increase in yields on average invested assets for the second quarter and six months ended June 30, 1998 was primarily due to an increase in allocation to assets rated BBB.

There were no net realized capital gains for the second quarter or six months ended June 30, 1998.

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

The following table identifies fixed maturity securities for the general account and guaranteed separate accounts by credit quality. The ratings referenced in the table are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

As of June 30, 1998, approximately 99% of the fixed maturity portfolio was invested in investment-grade securities.

                       FIXED MATURITIES BY CREDIT QUALITY
---------------------------------------------------------------------------
                                 JUNE 30, 1998          DECEMBER 31, 1997
                             ----------------------   ---------------------
                             FAIR VALUE     PERCENT   FAIR VALUE    PERCENT
                             ----------     -------   ----------    -------
 U.S. Gov't/Gov't agencies    $   2,747       9.9%     $  2,907      10.7%
 AAA                              3,987      14.4%        3,974      14.6%
 AA                               2,741       9.9%        2,967      10.9%
 A                                9,058      32.6%        9,351      34.3%
 BBB                              6,982      25.2%        5,966      21.9%
 BB & below                         307       1.1%          205       0.7%
 Short-term                       1,911       6.9%        1,869       6.9%
                              ---------     -----      --------     -----
   TOTAL FIXED MATURITIES     $  27,733     100.0%     $ 27,239     100.0%
                              ---------     -----      --------     -----


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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.4 billion and $10.9 billion at June 30, 1998 and December 31, 1997, respectively.

For a further discussion of market risk exposure including derivative instruments please refer to Hartford Life's 1997 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.4 billion and $1.5 billion as of June 30, 1998 and December 31, 1997, respectively, and believes that its investment policies combined with the terms of its life insurance and annuity contracts are adequate to support its liquidity needs. The capital structure of the Company consists of debt and equity, summarized as follows:

                                                                                            JUNE 30, 1998     DECEMBER 31, 1997
                                                                                            -------------     -----------------
Short-term debt                                                                                 $ --               $   50
Long-term debt                                                                                     650                650
Company obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely parent junior subordinated debentures ("TruPS")                          250               --
                                                                                                ------             ------
 TOTAL DEBT                                                                                     $  900             $  700
                                                                                                ------             ------
Equity excluding net unrealized capital gains on securities, net of tax                         $2,060             $1,907
Net unrealized capital gains on securities, net of tax                                             317                237
                                                                                                ------             ------
 TOTAL STOCKHOLDERS' EQUITY                                                                     $2,377             $2,144
                                                                                                ------             ------
 TOTAL CAPITALIZATION EXCLUDING NET UNREALIZED CAPITAL GAINS ON SECURITIES, NET OF TAX          $2,960             $2,607
                                                                                                ------             ------

Debt to equity excluding net unrealized capital gains on securities, net of tax                     44%                37%
Debt to capitalization excluding net unrealized capital gains on securities, net of tax             30%                27%


CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains on securities, net of tax, increased by $353 or 14%, as of June 30, 1998, as compared to December 31, 1997. This change was primarily due to the issuance of $250 of TruPS as well as $178 of net income offset by the retirement of $50 in commercial paper and dividends of $25. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital gains on securities, net of tax) increased to 44% and 30% as of June 30, 1998, respectively, from 37% and 27% as of December 31, 1997, respectively. The Company's debt is rated by independent rating organizations and the Company continues to maintain debt to capital ratios consistent with these ratings.

HLI INITIAL PUBLIC OFFERING ("IPO")

For a discussion of Hartford Life's IPO, see Note 2 of Notes to Condensed Consolidated Financial Statements.

DEBT

For a discussion of Debt, see Note 4 of Notes to Condensed Consolidated Financial Statements.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

For a discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures, see Note 5 of Notes to Condensed Consolidated Financial Statements.

DIVIDENDS

Hartford Life declared $25 in dividends for the period ended June 30, 1998 to holders of Class A and Class B Common Stock. See "Debt" discussion above for 1997 dividend payments made prior to the IPO.

The Company received dividends from its regulated life insurance subsidiaries of $40 through June 30, 1998.

TREASURY STOCK

During the first six months of 1998, to make shares available to employees pursuant to stock-based benefit plans, the Company had repurchased 70,000 shares of its common stock in the open market at a total cost of $3. Shares repurchased in the open market are carried at cost and are reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. During the first six months of 1998, the Company reissued 94,404 shares of treasury stock at a cost of $4. The Company currently intends to purchase additional shares of its common stock to make shares available for its various employee stock-based benefit plans.

RATINGS

As of July 1998, the financial ratings for Hartford Life Capital I's trust preferred securities from the major independent rating organizations were A from Duff & Phelps, a2 from Moody's and A- from Standard & Poor's.

CASH FLOWS

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                       ---------------------
                                                         1998          1997
                                                       -------       -------
Cash provided by operating activities                  $   119       $   393
Cash used for investing activities                        (436)         (159)
Cash provided by (used for) financing activities           287          (229)
Cash - beginning of period                                  88            72
                                                       -------       -------
Cash - end of period                                   $    58       $    77
                                                       -------       -------

Cash provided by operating activities decreased $274 from the prior period. The $436 of cash used for investing activities primarily reflects the investment of cash from operating and financing activities. The $516 change in cash provided by or used for financing activities between periods is primarily due to the run-off of the Closed Book GRC block of business offset by growth in general account variable annuity business. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

SUBSEQUENT EVENTS

On July 7, 1998, the Company announced that it will recapture an in-force block of COLI business from MBL Life Assurance Co. of New Jersey ("MBL Life"), as well as purchase the outstanding interest in International Corporate Marketing Group ("ICMG"), which is currently 60% owned by Hartford Life. The transaction is expected to close by early in the fourth quarter of 1998, subject to court approval. The transaction is being consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company ("Mutual Benefit Life"), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. Hartford Life is now recapturing the reinsured portion of these policies ceded to MBL Life.

On July 30, 1998, the Company announced that it will acquire PLANCO Financial Services Inc. and its affiliate, PLANCO Incorporated (collectively, "PLANCO"). PLANCO, a primary distributor of the Company's annuity and investment products, is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. It is anticipated that the closing of the transaction, which is subject to regulatory approval, will take place during the third quarter of 1998.

REGULATORY INITIATIVES AND CONTINGENCIES

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

Beginning in 1990, Hartford Life began working on making its computer systems Year 2000 ready, either by installing new programs or by replacing systems. In January 1998, Hartford Life commenced a company-wide program to further identify, assess and remediate the impact of Year 2000 problems in all of Hartford Life's business segments. Hartford Life currently anticipates that this internal program will be substantially completed by the end of 1998, and testing of computer systems will continue through 1999. The costs of addressing the Year 2000 issue that have been incurred by Hartford Life through the six months ended June 30, 1998 have not been material to Hartford Life's financial condition or results of operations. The Company will continue to incur costs related to its Year 2000 efforts and does not anticipate that the costs to be incurred will be material to the Company's financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1998, Hartford Life held its annual meeting of stockholders. The following matters was considered and voted upon: (1) to elect three nominees to the Board of Directors to hold office until the 2001 annual meeting of shareholders and until their successors are elected and qualified; and (2) to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

Each of the nominees for election as directors were elected to the Board of Directors, and the appointment of Arthur Andersen LLP was approved. The Hartford Financial Services Group, Inc. ("The Hartford"), an indirect parent of the Company, owns all of the Class B Common Stock of the Company, representing 95.6% of the combined voting power of the Company's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders. The Hartford voted in favor on each matter submitted to a vote. Set forth is the vote tabulation of holders of Class A Common Stock relating to the election of directors and the appointment of Arthur Andersen
LLP:

(1)   Board of Directors

                                                   CLASS A
NAME OF DIRECTOR NOMINEES               SHARES FOR        SHARES WITHHELD*
-------------------------               ----------        ----------------
Paul G. Kirk, Jr.                       22,272,118             45,845
Gordon I. Ulmer                         22,270,544             47,419
David K. Zwiener                        22,274,390             43,573

*     Shares withheld include broker non-votes and abstentions.

(2)   Ratification of the appointment of Arthur Andersen LLP
      Class A shares for 22,213,535
      Class A shares against 62,250
      Class A share abstained 42,178

Shareholders of record on March 24, 1998 were entitled to vote at the annual meeting. As of that date, there were 25,991,295 shares of the Company's Class A Common Stock and 114,000,000 of Class B Common Stock outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibits Index

(b) Reports on Form 8-K - On June 24, 1998 Hartford Life filed a Form 8-K, reporting under Item 5, Other Events, pertaining to an Underwriting Agreement related to the Trust Preferred Securities and Item 7 (c), Exhibits, pertaining to the same Underwriting Agreement.

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





AUGUST 13, 1998

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





          EXHIBIT #                       DESCRIPTION
          ---------                       -----------

             27            Financial Data Schedule is filed herewith.