Form 10-Q
period 1998-09-30
HARTFORD LIFE INC
filed 1998-11-16
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1998

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

Yes [X]      No[  ]


As of October 30, 1998, there were outstanding 25,879,451 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.

                                      INDEX






PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                       PAGE
                                                                                   ----

Condensed Consolidated Statements of Income - Third Quarter and
Nine Months Ended September 30, 1998 and 1997                                        3

Condensed Consolidated Balance Sheets - September 30, 1998
and December 31, 1997                                                                4

Condensed Consolidated Statements of Changes in Stockholders' Equity -
Nine Months Ended September 30, 1998 and 1997                                        5

Condensed Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 1998 and 1997                                                    6

Notes to Condensed Consolidated Financial Statements                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                 10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                         19

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                          19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           19

Signature                                                                           20

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                           Third Quarter Ended       Nine Months Ended
                                                              September 30,             September 30,
                                                           -------------------      --------------------
(In millions, except for per share data) (Unaudited)        1998         1997         1998         1997
                                                           ------       ------       ------       ------
REVENUES
  Premiums and other considerations                        $  894       $  697       $2,661       $2,058
  Net investment income                                       393          360        1,185        1,097
  Net realized capital gains                                   --            1           --           --
                                                           ------       ------       ------       ------
     TOTAL REVENUES                                         1,287        1,058        3,846        3,155
                                                           ------       ------       ------       ------

BENEFITS, CLAIMS AND EXPENSES
  Benefits, claims and claim adjustment expenses              679          596        2,108        1,867
  Amortization of deferred policy acquisition costs           122           83          336          260
  Dividends to policyholders                                   60           48          177          120
  Interest expense                                             17           13           42           45
  Other insurance expenses                                    257          185          760          523
                                                           ------       ------       ------       ------
     TOTAL BENEFITS, CLAIMS AND EXPENSES                    1,135          925        3,423        2,815
                                                           ------       ------       ------       ------

     INCOME BEFORE INCOME TAX EXPENSE                         152          133          423          340
  Income tax expense                                           52           50          145          121
                                                           ------       ------       ------       ------
     NET INCOME                                            $  100       $   83       $  278       $  219
                                                           ------       ------       ------       ------

BASIC EARNINGS PER SHARE (1)                               $ 0.71       $ 0.59       $ 1.98       $ 1.66
DILUTED EARNINGS PER SHARE (1)                             $ 0.71       $ 0.59       $ 1.98       $ 1.66
                                                           ------       ------       ------       ------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (1)              140.0        140.0        140.0        131.9
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING AND
     DILUTIVE POTENTIAL COMMON SHARES (1)                   140.2        140.1        140.2        132.0
                                                           ------       ------       ------       ------
CASH DIVIDENDS DECLARED PER SHARE SUBSEQUENT TO THE
       INITIAL PUBLIC OFFERING (2)                         $ 0.09       $ 0.09       $ 0.27       $ 0.09

(1) Pro forma in 1997, see Note 3 of Notes to Condensed Consolidated Financial Statements for further explanation.

(2) Cash dividends declared exclude amounts paid to the Company's parent prior to the Company's Initial Public Offering (May 22, 1997).


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,     December 31,
(In millions, except for share data)                                                   1998             1997
                                                                                   -------------     ------------
                                                                                    (Unaudited)
ASSETS
   Investments
   Fixed maturities, available for sale, at fair value (amortized cost of
    $16,582 and $16,475)                                                             $  17,112        $  16,848
   Equity securities, at fair value                                                        124              181
   Policy loans, at outstanding balance                                                  3,745            3,759
   Other investments, at cost                                                              451              182
                                                                                     ---------        ---------
      Total investments                                                                 21,432           20,970
   Cash                                                                                     87               88
   Premiums and amounts receivable                                                         152              147
   Reinsurance recoverables                                                              5,588            5,765
   Deferred policy acquisition costs                                                     3,723            3,361
   Deferred income tax                                                                     399              397
   Other assets                                                                          1,184              890
   Separate account assets                                                              77,078           69,362
                                                                                     ---------        ---------
      TOTAL ASSETS                                                                   $ 109,643        $ 100,980
                                                                                     ---------        ---------

LIABILITIES
   Future policy benefits                                                            $   5,460        $   4,939
   Other policyholder funds                                                             20,812           21,139
   Short-term debt                                                                          --               50
   Long-term debt                                                                          650              650
   Company obligated mandatorily redeemable preferred securities of subsidiary
        trust holding solely parent junior subordinated debentures                         250               --
   Other liabilities                                                                     2,880            2,696
   Separate account liabilities                                                         77,078           69,362
                                                                                     ---------        ---------
      TOTAL LIABILITIES                                                                107,130           98,836
                                                                                     ---------        ---------


STOCKHOLDERS' EQUITY
   Class A common stock - authorized 600,000,000 shares;
        issued  26,071,849 and 26,061,837 shares, par value $0.01                           --               --
   Class B common stock - authorized 600,000,000 shares;
        issued and outstanding 114,000,000 shares, par value $0.01                           1                1
   Capital surplus                                                                       1,281            1,283
   Treasury stock, at cost - 192,652 and 35,684 shares                                     (10)              (1)
   Accumulated other comprehensive income
             Net unrealized capital gains on securities, net of tax                        379              237
             Cumulative translation adjustments                                             (7)              (4)
        Total accumulated other comprehensive income                                       372              233
                                                                                     ---------        ---------
   Retained earnings                                                                       869              628
                                                                                     ---------        ---------
      TOTAL STOCKHOLDERS' EQUITY                                                         2,513            2,144
                                                                                     ---------        ---------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 109,643        $ 100,980
                                                                                     ---------        ---------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                             ACCUMULATED OTHER
                                                                                                           COMPREHENSIVE INCOME
                                                                                                          -------------------------
                                                                                                              NET
                                                                                                          UNREALIZED
                                                                                                           CAPITAL
                                                  CLASS A       CLASS B                     TREASURY       GAINS ON      CUMULATIVE
                                                  COMMON        COMMON        CAPITAL         STOCK,      SECURITIES,   TRANSLATION
   (In millions) (Unaudited)                       STOCK         STOCK        SURPLUS        AT COST      NET OF TAX    ADJUSTMENTS
                                                  -------       -------       -------       --------      -----------   -----------

   BALANCE, DECEMBER 31, 1997                     $    --       $     1       $ 1,283        $    (1)       $   237       $    (4)
   Comprehensive income
   Net income                                          --            --            --             --             --            --

   Other comprehensive income, net of tax (1):
       Changes in net unrealized
         capital gains
         on securities (2)                             --            --            --             --            142            --
        Cumulative translation                         --            --            --             --             --            (3)
         adjustments

   Total other comprehensive
     income

       Total comprehensive income

   Dividends                                           --            --            --             --             --            --
   Issuance of shares under
     incentive and
        stock purchase plans                           --            --            (2)             6             --            --
   Treasury stock acquired                             --            --            --            (15)            --            --
                                                  -------       -------       -------        -------        -------       -------
   BALANCE, SEPTEMBER 30, 1998                    $    --       $     1       $ 1,281        $   (10)       $   379       $    (7)
                                                  -------       -------       -------        -------        -------       -------

                                                                       TOTAL
                                                       RETAINED      STOCKHOLDERS'
   (In millions) (Unaudited)                           EARNINGS        EQUITY
                                                       --------      -------------

   BALANCE, DECEMBER 31, 1997                           $   628        $ 2,144
   Comprehensive income
   Net income                                               278            278
                                                                       -------
   Other comprehensive income, net of tax (1):
       Changes in net unrealized
         capital gains
         on securities (2)                                   --            142
        Cumulative translation                               --             (3)
         adjustments
                                                                       -------
   Total other comprehensive                                               139
     income
                                                                       -------
       Total comprehensive income                                          417
                                                                       -------
   Dividends                                                (37)           (37)
   Issuance of shares under
     incentive and
        stock purchase plans                                 --              4
   Treasury stock acquired                                   --            (15)
                                                        -------        -------
   BALANCE, SEPTEMBER 30, 1998                          $   869        $ 2,513
                                                        -------        -------


NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                                             ACCUMULATED OTHER
                                                                                                            COMPREHENSIVE INCOME
                                                                                                         --------------------------
                                                                                                              NET
                                                                                                          UNREALIZED
                                                                                                           CAPITAL
                                                                                                            GAINS
                                                  CLASS A       CLASS B                    TREASURY           ON        CUMULATIVE
                                                  COMMON        COMMON        CAPITAL       STOCK,        SECURITIES,   TRANSLATION
   (In millions) (Unaudited)                       STOCK         STOCK        SURPLUS       AT COST       NET OF TAX    ADJUSTMENTS
                                                  -------       -------       -------      ---------      -----------   -----------

   BALANCE, DECEMBER 31, 1996                     $    --       $    --       $   585        $    --        $    29       $    (3)
   Comprehensive income
   Net income                                          --            --            --             --             --            --

   Other comprehensive income, net of tax (1):
       Changes in net unrealized
        capital gains
        securities (2)                                 --            --            --             --            148            --

   Total other comprehensive
     income

       Total comprehensive income

   Issuance of Class A common                          --            --           687             --             --            --
     stock
   Conversion to Class B common                        --             1            (1)            --             --            --
     stock
   Capital contribution                                --            --            12             --             --            --
   Dividends                                           --            --            --             --             --            --
   Issuance of shares under
     incentive and
     stock purchase plans                              --            --            --              1             --            --
   Treasury stock acquired                             --            --            --             (4)            --            --
                                                  -------       -------       -------        -------        -------       -------
   BALANCE, SEPTEMBER 30, 1997                    $    --       $     1       $ 1,283        $    (3)       $   177       $    (3)
                                                  -------       -------       -------        -------        -------       -------

                                                                       TOTAL
                                                       RETAINED     STOCKHOLDERS'
   (In millions) (Unaudited)                           EARNINGS        EQUITY
                                                       --------     -------------

   BALANCE, DECEMBER 31, 1996                           $   663        $ 1,274
   Comprehensive income
   Net income                                               219            219
                                                                       -------
   Other comprehensive income, net of tax (1):
       Changes in net unrealized
        capital gains
        securities (2)                                       --            148
                                                                       -------
   Total other comprehensive                                               148
     income
                                                                       -------
       Total comprehensive income                                          367
                                                                       -------
   Issuance of Class A common                                --            687
     stock
   Conversion to Class B common                              --             --
     stock
   Capital contribution                                      --             12
   Dividends                                               (328)          (328)
   Issuance of shares under
     incentive and
     stock purchase plans                                    --              1
   Treasury stock acquired                                   --             (4)
                                                        -------        -------
   BALANCE, SEPTEMBER 30, 1997                          $   554        $ 2,009
                                                        -------        -------

(1) Net unrealized capital gains on securities is reflected net of tax of $76 and $80 as of September 30, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.

(2) There was no reclassification adjustment for after-tax gains (losses) realized in net income for the nine months ended September 30, 1998 and 1997, respectively.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                      -----------------------
(In millions) (Unaudited)                                                                               1998           1997
                                                                                                      -------        --------
OPERATING ACTIVITIES
   Net income                                                                                         $   278        $   219
ADJUSTMENTS TO RECONCILE NET INCOME TO  CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                                                           20             17
   (Increase) decrease in premiums and amounts receivable                                                  (5)            11
   Increase in other liabilities                                                                           61            165
   Change in receivables, payables, and accruals                                                          (21)           (47)
   (Decrease) increase in accrued taxes                                                                   (60)            79
   Increase in deferred income taxes                                                                      (83)           (16)
   Increase in deferred policy acquisition costs                                                         (362)          (400)
   Increase in liability for future policy benefits                                                       521            616
   Increase in reinsurance recoverables and other related assets                                          (29)          (128)
                                                                                                      -------        --------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                               320            516
                                                                                                      -------        --------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments                                                             (5,595)        (5,775)
   Sales of fixed maturity investments                                                                  3,617          3,834
   Maturities and principal paydowns of fixed maturity investments                                      1,498          1,804
   Purchases of other investments                                                                        (463)          (126)
   Sales of other investments                                                                             328            141
   Net sales (purchases) of short-term investments                                                        470            (89)
   Purchase of affiliates and other                                                                      (198)           (18)
                                                                                                      -------        --------
      CASH USED FOR INVESTING ACTIVITIES                                                                 (343)          (229)
                                                                                                      -------        --------
FINANCING ACTIVITIES
   (Decrease) increase in short-term debt                                                                 (50)            50
   Increase in long-term debt                                                                              --            650
   Decrease in allocated advances from parent                                                              --           (893)
   Proceeds from issuance of company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely parent junior subordinated debentures                 250             --
   Dividends paid                                                                                         (25)          (316)
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                               (142)          (477)
   Net proceeds from the sale of common stock                                                              --            687
   Acquisition of treasury stock, net                                                                      (8)            (3)
                                                                                                      -------        --------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                                     25           (302)
                                                                                                      -------        --------
   Increase (decrease) in cash                                                                              2            (15)
   Impact of foreign exchange                                                                              (3)            --
                                                                                                      -------        --------
   Cash - beginning of period                                                                              88             72
                                                                                                      -------        --------
      CASH - END OF PERIOD                                                                            $    87        $    57
                                                                                                      -------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NET CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                                          $   238        $    63
Interest                                                                                              $    26        $    31
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Capital contribution                                                                                  $    --        $    12

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR SHARE DATA UNLESS OTHERWISE STATED)
                                   (UNAUDITED)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

(a)   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)   CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for Hartford Life will begin for the first quarter of the year 2000. Hartford Life is currently in the process of quantifying the impact of SFAS No. 133.

In September 1998, the Securities and Exchange Commission stated that until the Emerging Issues Task Force (EITF) concludes its discussion regarding the accounting for combined structured notes, affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the recently prescribed unit accounting model or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Included in net income for the nine months ended September 30, 1998 was $32 of after-tax net realized capital losses and approximately $2 of after-tax net investment income related to a combined structured note transaction, which was accounted for in accordance with then current generally accepted accounting principles (GAAP). Had the transaction been accounted for as a unit, based upon recently prescribed GAAP for such types of transactions entered into after September 24, 1998, net income would have been approximately $2 lower for the third quarter and $30 higher for the nine months ended September 30, 1998.

NOTE 2.  INITIAL PUBLIC OFFERING (IPO)

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

The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in the Company and approximately 4.4% of the combined voting power of the Company's Class A and Class B Common Stock. The Hartford Financial Services Group, Inc. (The Hartford), an indirect parent of the Company, owns all of the 114 million outstanding shares of Class B Common Stock of the Company, representing approximately 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of the Company's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders.

The Company also has 50 million shares of preferred stock, authorized ($0.01 par value) of which no shares were issued or outstanding as of September 30, 1998 and December 31, 1997.

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

Pro forma effect has also been given for the 1997 periods presented for the conversion of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

                                                          For the Third Quarter Ended            For the Nine Months Ended
                                                       ------------------------------------   ----------------------------------
SEPTEMBER 30, 1998                                     Income    Shares    Per Share Amount   Income    Shares   Per Share Amount
                                                       ------    ------    ----------------   ------    ------   ----------------

BASIC EARNINGS PER SHARE
  Amounts available to common shareholders             $ 100      140.0           $0.71       $ 278      140.0       $1.98
                                                                                  -----                              -----
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares      --        0.2                          --        0.2
                                                       -----       -----                                 -----       -----
  Amounts available to common shareholders
     plus assumed conversions                          $ 100      140.2           $0.71       $ 278      140.2       $1.98
                                                       -----      -----           -----       -----      -----       -----
SEPTEMBER 30, 1997

PRO FORMA BASIC EARNINGS PER SHARE
  Amounts available to common shareholders             $  83      140.0           $0.59       $ 219      131.9       $1.66
                                                                                  -----                              -----
PRO FORMA DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                0.1                                    0.1
                                                       -----       -----                      -----      -----       -----
  Amounts available to common shareholders
     plus assumed conversions                          $  83      140.1           $0.59       $ 219      132.0       $1.66
                                                       -----      -----           -----       -----      -----       -----

NOTE 4.  DEBT

On February 7, 1997, the Company declared a dividend of $1,184 payable to its direct parent, Hartford Accident and Indemnity Company (HA&I). The Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of the Company's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the Allocated Advances). In addition, on April 4, 1997, the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven and treated as a capital contribution from HA&I.

On February 14, 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 12, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65%
debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15, of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper which was repaid in the second quarter of 1998. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used to fund business growth. Subsequently, the Company reduced the capacity of its line of credit from $1,300 to $250.

On June 8, 1998, the Company filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. After the issuance of the Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures on June 29, 1998, discussed below, Hartford Life had $750 remaining on this shelf registration as of September 30, 1998.

NOTE 5. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by Hartford Life, issued 10,000,000, 7.2% Trust Preferred Securities, Series A (Series A Preferred Securities). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) issued by Hartford Life. Hartford Life used the proceeds from the offering for the retirement of its outstanding commercial paper, strategic acquisitions and other general corporate purposes.

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

(b) INVESTMENTS

As of September 30, 1998, Hartford Life held $128 of asset-backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS). In October 1998, the Company became aware of allegations of improper activities at CFS. CFS has engaged an independent accounting firm and outside legal counsel to investigate these allegations. Currently, these securities are performing in line with expectations. Based upon information available at this time, the Company is presently unable to determine the amount of potential loss, if any, related to the securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (DOLLAR AMOUNTS IN MILLIONS EXCEPT FOR PER SHARE DATA UNLESS OTHERWISE STATED)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of September 30, 1998, compared with December 31, 1997, and its results of operations for the third quarter and nine months ended September 30, 1998 compared with the equivalent periods in 1997. This discussion should be read in conjunction with the MD&A included in the Company's 1997 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations:  Operating Summary          10
Annuity                                                         12
Individual Life Insurance                                       12
Employee Benefits                                               13
Guaranteed Investment Contracts                                 13
Investments                                                     14
Capital Markets Risk Management                                 14
Capital Resources and Liquidity                                 16
Regulatory Initiatives and Contingencies                        17
Accounting Standards                                            19

CONSOLIDATED RESULTS OF OPERATIONS:  OPERATING SUMMARY

OPERATING SUMMARY            THIRD QUARTER ENDED     NINE MONTHS ENDED
                                 SEPTEMBER 30,         SEPTEMBER 30,
                          ----------------------    -------------------
                            1998         1997         1998         1997
                          ------       ------       ------       ------
Revenues                  $1,287       $1,058       $3,846       $3,155
Expenses                   1,187          975        3,568        2,936
                          ------       ------       ------       ------
   NET INCOME             $  100       $   83       $  278       $  219
                          ------       ------       ------       ------

The Company's insurance business operates in three principal segments: Annuity, Individual Life Insurance, and Employee Benefits as well as a Guaranteed Investment Contracts segment. The Company also maintains a Corporate Operation through which it reports items that are not directly allocable to any of its business segments. The Annuity segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired. This segment consists of two areas of operation:

Individual Annuity and Group Annuity. The variety of products sold within this segment reflects the diverse nature of the market. These include, in the Individual Annuity area, individual variable annuities, fixed market value adjusted (MVA) annuities, and mutual funds; and in the Group Annuity area, deferred compensation and retirement plan services for municipal governments and corporations, structured settlement contracts and other special purpose annuity contracts, and investment management contracts. The Individual Life Insurance segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life and universal life insurance. The Employee Benefits segment consists of two areas of operation: Group Insurance and Specialty Insurance. Through Group Insurance, the Company offers products such as group life insurance, group short- and long-term disability and accidental death and dismemberment. Specialty Insurance primarily consists of the Company's corporate owned life insurance (COLI) business and its international operations. The Guaranteed Investment Contracts segment consists of guaranteed rate contract (GRC) business that is supported by assets held in either the Company's general account or a guaranteed separate account and includes a closed block of guaranteed rate contracts (Closed Book GRC). The Company decided in 1995, after a thorough review of its GRC business, that it would significantly de-emphasize general account GRC, choosing to focus its distribution efforts on other products sold through other divisions. Management expects no material income or loss from the Guaranteed Investment Contracts segment in the future.

Revenues increased $229, or 22%, and $691, or 22%, for the third quarter and nine months ended September 30 1998, respectively, compared to the equivalent 1997 periods. This increase was driven by higher fee income earned on growth in separate account assets primarily related to the Annuity segment, premium growth due to strong sales and renewals related to the Employee Benefits segment, as well as higher net investment income, partially offset by decreasing revenues related to the declining block of Closed Book GRC.

Expenses increased $212, or 22%, and $632, or 22%, for the third quarter and nine months ended September 30, 1998, respectively, compared to the same prior year periods. This increase was due to higher benefits, claims, and claim adjustment expenses, increased amortization of deferred policy acquisition costs and increased operating expenses primarily related to growth in the Company's principal operating segments.

Net income increased $17, or 20%, and $59, or 27%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 primarily due to revenue growth in both the Annuity segment and the Group Insurance operation within the Employee Benefits segment as well as favorable mortality and morbidity experience. These increases were partially offset by a decrease in COLI earnings and an operating loss in the Company's international operations.


SEGMENT RESULTS

The Company's reporting segments consist of Annuity, Individual Life Insurance, Employee Benefits, Guaranteed Investment Contracts and a Corporate Operation.


Below is a summary of net income (loss) by segment.

                                     THIRD QUARTER ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                     -------------------        ------------------
                                       1998         1997         1998         1997
                                      -----        -----        -----        -----
Annuity                               $  67        $  53        $ 194        $ 145
Individual Life Insurance                17           15           45           38
Employee Benefits                        24           23           64           65
Guaranteed Investment Contracts          --           --           --           --
Corporate Operation                      (8)          (8)         (25)         (29)
                                      -----        -----        -----        -----
    NET INCOME                        $ 100        $  83        $ 278        $ 219
                                      -----        -----        -----        -----

The sections that follow analyze each segment's results. Specific topics such as investment results are discussed separately following the segment overviews.

ANNUITY

                     THIRD QUARTER ENDED       NINE MONTHS ENDED
                        SEPTEMBER 30,            SEPTEMBER 30,
                    --------------------      -------------------
                      1998         1997         1998         1997
                    ------       ------       ------       ------
Revenues            $  412       $  336       $1,212       $  926
Expenses               345          283        1,018          781
                    ------       ------       ------       ------
   NET INCOME       $   67       $   53       $  194       $  145
                    ------       ------       ------       ------

Revenues for the third quarter and nine months ended September 30, 1998 increased $76, or 23%, and $286, or 31%, respectively, compared to the equivalent prior year periods. This increase was driven by Individual Annuity revenues which increased $73, or 31%, and $257, or 41%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 primarily due to higher fee income earned on growth in individual variable annuity account values. Despite the fact that the equity market did not experience significant appreciation during the third quarter of 1998, the segment's assets under management have increased from prior year levels. Average individual variable annuity account values grew $11.0 billion, or 29%, to $49.7 billion as of September 30, 1998 from $38.7 billion as of September 30, 1997. This growth was the result of strong individual variable annuity sales of $2.4 billion and $7.6 billion for the third quarter and nine months ended September 30, 1998, respectively, compared to sales of $2.5 billion and $7.2 billion for the third quarter and nine months ended September 30, 1997, respectively. In addition, Group Annuity revenues increased $3, or 3%, and $29, or 10%, for the third quarter and nine months ended September 30, 1998, respectively, over the equivalent prior periods, primarily due to higher fee income and net investment income resulting from growth in assets under management. Group Annuity average total account values grew $1.3 billion, or 13%, to $11.1 billion as of September 30, 1998 from $9.8 billion as of September 30, 1997 due to new deposits.

Expenses increased $62, or 22%, and $237, or 30%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods as a result of continued growth in this segment. Benefits, claims and claim adjustment expenses increased $6 and $69 for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 primarily due to increased interest credited on Individual Annuity general account values. Average Individual Annuity general account values increased $975, or 31%, to $4.1 billion at September 30, 1998 from $3.1 billion at September 30, 1997. Amortization of deferred policy acquisition costs increased $25 and $62 for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 as prior and current year sales remained strong. In addition, for the third quarter and nine months ended September 30, 1998, other business expenses increased $23 and $78, respectively, compared to prior year periods, as a result of the continued growth in this segment.

Annuity net income increased $14, or 26%, and $49, or 34%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods as a result of revenue growth and continued operating efficiencies.

INDIVIDUAL LIFE INSURANCE

                  THIRD QUARTER ENDED    NINE MONTHS ENDED
                     SEPTEMBER 30,          SEPTEMBER 30,
                  -------------------    -----------------
                    1998       1997       1998       1997
                    ----       ----       ----       ----
Revenues            $145       $129       $421       $376
Expenses             128        114        376        338
                    ----       ----       ----       ----
   NET INCOME       $ 17       $ 15       $ 45       $ 38
                    ----       ----       ----       ----

Revenues for the third quarter and nine months ended September 30, 1998 increased $16, or 12%, and $45, or 12%, respectively, as compared to the equivalent periods in 1997. This increase was primarily due to higher cost of insurance charges and other fee income earned on the Company's growing block of variable life insurance. Variable life average account values increased $447, or 57%, to $1.2 billion as of September 30, 1998 from $786 as of September 30, 1997 due to strong sales. Variable life product sales constituted $82, or 75%, of total Individual Life Insurance new sales as of September 30, 1998, an increase of $21, or 34%, compared to the same period in 1997.

Expenses increased $14, or 12%, and $38, or 11%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the equivalent periods in 1997. This increase was primarily the result of higher benefits, claims, and claim adjustment expenses and amortization of deferred acquisition costs associated with the growth in this segment as well as increased mortality experience during 1998.

Net income increased $2, or 13%, and $7, or 18%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same period in 1997 as a result of strong sales and revenue growth.

EMPLOYEE BENEFITS

                    THIRD QUARTER ENDED        NINE MONTHS ENDED
                       SEPTEMBER 30,            SEPTEMBER 30,
                    -------------------       -------------------
                     1998         1997         1998         1997
                    ------       ------       ------       ------
Revenues            $  664       $  522       $2,045       $1,641
Expenses               640          499        1,981        1,576
                    ------       ------       ------       ------
   NET INCOME       $   24       $   23       $   64       $   65
                    ------       ------       ------       ------

Revenues for the third quarter and nine months ended September 30, 1998 increased $142, or 27%, and $404, or 25%, respectively, over the comparable prior year period. Group Insurance revenues increased $47, or 12%, and $158, or 13%, for third quarter and nine months ended September 30, 1998, respectively, compared to prior year periods. This increase was due to strong sales of fully insured business, excluding buyouts, of $336 for the nine months ended September 30, 1998, an increase of $52, or 18%, compared to the prior year period. This growth in new sales was driven by group life and group disability business whose sales grew 18% compared to the nine months ended September 30, 1997. Specialty Insurance revenues increased $95, or 77%, and $246, or 55%, for the third quarter and nine months ended September 30, 1998 as compared to the same periods in 1997. This increase was due to renewal premium on leveraged COLI as well as increased fee income related to new sales of variable COLI.

Expenses increased $141, or 28%, and $405, or 26%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods. Group Insurance expenses increased $44, or 11%, and $149, or 13%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same prior year periods primarily due to higher benefits, claims, and claim adjustment expenses associated with this growing block of business. Specialty Insurance expenses increased $97, or 84%, and $256, or 61%, for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997, primarily due to higher expenses associated with increased variable COLI sales and leveraged
COLI renewal premium.

Net income increased $1, or 4%, and decreased $1, or 2%, for the third quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. Group Insurance net income increased $3, or 19%, and $9, or 21%, for third quarter and nine months ended September 30, 1998, respectively, as compared to the equivalent periods in 1997, as a result of increased premium revenue and favorable mortality and morbidity experience. Specialty Insurance net income was $5 and $13 for the third quarter and nine months ended September 30, 1998, respectively, as compared to net income of $7 and $23 for the comparable 1997 periods. The 1998 Specialty Insurance results were impacted by operating losses of $(1) and $(5) for the third quarter and nine months ended September 30, 1998, respectively, relating to the Company's international operations. In addition, COLI earnings decreased $1 and $2 for the third quarter and nine months ended September 30, 1998, respectively, as compared to the equivalent periods in 1997.

GUARANTEED INVESTMENT CONTRACTS

                              THIRD QUARTER ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30,          SEPTEMBER 30,
                              -------------------    -----------------
                               1998       1997       1998       1997
                               ----       ----       ----       ----
Revenues                       $ 35       $ 62       $125       $196
Expenses                         35         62        125        196
                               ----       ----       ----       ----
   NET INCOME                  $ --       $ --       $ --       $ --
                               ----       ----       ----       ----

This segment reported no net income for the third quarter and nine months ended September 30, 1998 and 1997 consistent with management's expectations that net income from Closed Book GRC in the years subsequent to 1996 will be immaterial based on the Company's current projections for the performance of the assets and liabilities associated with Closed Book GRC. However, no assurance can be given that, under certain unanticipated economic circumstances which result in the Company's assumptions being proven inaccurate, further losses in respect of Closed Book GRC will not occur in the future.

INVESTMENTS

Invested assets, excluding separate accounts, totaled $21.4 billion as of September 30, 1998 and were comprised of $17.1 billion of fixed maturities, $3.7 billion of policy loans, and other investments of $575. Policy loans, which had a weighted-average interest rate of 11.0% as of September 30, 1998, are secured by the cash value of the life policy. These loans do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

                            FIXED MATURITIES BY TYPE

                                               SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                             ----------------------     ----------------------
TYPE                                         FAIR VALUE     PERCENT     FAIR VALUE     PERCENT
                                             ----------     -------     ----------     -------
Corporate                                      $ 7,942        46.4%       $ 7,970        47.3%
ABS                                              2,890        16.9%         3,199        19.0%
Commercial MBS                                   2,097        12.2%         1,606         9.5%
CMO                                                935         5.5%           978         5.8%
Municipal - tax-exempt                             838         4.9%           171         1.0%
Government/Government agencies - Foreign           576         3.4%           502         3.0%
MBS - agency                                       494         2.9%           514         3.1%
Municipal - taxable                                234         1.4%           267         1.6%
Government/Government agencies - U.S.              105         0.6%           241         1.4%
Short-term                                         996         5.8%         1,395         8.3%
Redeemable preferred stock                           5          --              5          --
                                               -------       -----        -------       -----
   TOTAL FIXED MATURITIES                      $17,112       100.0%       $16,848       100.0%
                                               -------       -----        -------       -----

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                       THIRD QUARTER ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------------      --------------------
(before-tax)                                              1998       1997          1998         1997
                                                          ----       ----        ------       ------
Net investment income                                     $393       $360        $1,185       $1,097
Yield on average invested assets (1)                       7.5%       7.1%          7.6%         7.3%
Net realized capital gains                                  --       $  1            --           --
                                                          ----       ----        ------       ------

(1) Represents annualized net investment income (excluding net realized capital gains) divided by average invested assets at cost (fixed maturities at amortized cost).

For the third quarter ended September 30, 1998, before-tax net investment income was $393, compared to $360 in 1997, an increase of $33, or 9%, as a result of higher average invested assets and increased yields on average invested assets. Before-tax yields on average invested assets for the third quarter increased to 7.5% from 7.1% in 1997. For the nine months ended September 30, 1998, before-tax net investment income was $1,185 as compared with $1,097 in 1997, an increase of $88, or 8%. Before-tax yields for the nine month period increased to 7.6% from 7.3% in 1997. The increase in yields on average invested assets for both the third quarter and nine months ended September 30, 1998 when compared to the prior year periods was due to the Company's continuing objective of increasing its investment in municipal tax-exempt securities in order to increase after-tax yields as well as an increase in the allocation to assets rated BBB (see Capital Markets Risk Management section below). The Company continued its objective of increasing the allocation to municipal tax-exempt securities in order to increase after-tax yields.

There were no net realized capital gains for the third quarter or nine months ended September 30, 1998. During the quarter, write downs related to certain below investment grade bonds were offset by gains from the sale of fixed maturities and equity securities. See Note 1 (b) of Notes to Condensed Consolidated Financial Statements for a discussion of combined structured note transactions.


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

CREDIT RISK

The Company invests primarily in investment grade securities and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, geographic, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. Hartford Life is not exposed to any significant credit concentration risk of a single issuer. For a discussion of investment contingencies see Note 6 (b) of Notes to Condensed Consolidated Financial Statements.

The following table identifies fixed maturity securities for the general account and guaranteed separate accounts by credit quality. The ratings referenced in the table are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

As of September 30, 1998, approximately 99% of the fixed maturity portfolio was invested in investment-grade securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                           SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                         ----------------------    -----------------------
                                         FAIR VALUE     PERCENT    FAIR VALUE      PERCENT
                                         ----------     -------    ----------      -------

 U.S. Government/Government agencies      $ 2,624         9.7%       $ 2,907        10.7%
 AAA                                        3,883        14.4%         3,974        14.6%
 AA                                         2,872        10.6%         2,967        10.9%
 A                                          9,043        33.4%         9,351        34.3%
 BBB                                        7,146        26.4%         5,966        21.9%
 BB and below                                 401         1.5%           205         0.7%
 Short-term                                 1,094         4.0%         1,869         6.9%
                                          -------       -----        -------       -----
   TOTAL FIXED MATURITIES                 $27,063       100.0%       $27,239       100.0%
                                          -------       -----        -------       -----

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.4 billion and $10.9 billion at September 30, 1998 and December 31, 1997, respectively.

For a further discussion of market risk exposure including derivative instruments please refer to Hartford Life's 1997 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.1 billion and $1.5 billion as of September 30, 1998 and December 31, 1997, respectively, and believes that its investment policies combined with the terms of its life insurance and annuity contracts are adequate to support its liquidity needs. The capital structure of the Company consists of debt and equity, summarized as follows:


                                                                                          SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                                                          ------------------     -----------------
Short-term debt                                                                               $   --                   $   50
Long-term debt                                                                                   650                      650
Company obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely parent junior subordinated debentures (TruPS)                          250                       --
                                                                                              ------                   ------
 TOTAL DEBT                                                                                   $  900                   $  700
                                                                                              ------                   ------
Equity excluding net unrealized capital gains on securities, net of tax                       $2,134                   $1,907
Net unrealized capital gains on securities, net of tax                                           379                      237
                                                                                              ------                   ------
 TOTAL STOCKHOLDERS' EQUITY                                                                   $2,513                   $2,144
                                                                                              ------                   ------
 TOTAL CAPITALIZATION EXCLUDING NET UNREALIZED CAPITAL GAINS ON SECURITIES, NET OF TAX        $3,034                   $2,607

                                                                                              ------                   ------
Debt to equity excluding net unrealized capital gains on securities, net of tax                   42%                      37%
Debt to capitalization excluding net unrealized capital gains on securities, net of tax           30%                      27%
                                                                                              ------                   ------

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains on securities, net of tax, increased by $427, or 16%, as of September 30, 1998, as compared to December 31, 1997. This change was primarily due to the issuance of $250 of TruPS as well as $278 of net income partially offset by the retirement of $50 in commercial paper, the repurchase of treasury stock, net of reissuances, of $9 and dividends declared of $37. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital gains on securities, net of tax) increased to 42% and 30% as of September 30, 1998, respectively, from 37% and 27% as of December 31, 1997, respectively.

HLI INITIAL PUBLIC OFFERING (IPO)

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

DIVIDENDS

Hartford Life declared $37 in dividends for the nine month period ended September 30, 1998 to holders of Class A and Class B Common Stock . See "Debt" discussion above for 1997 dividend payments made prior to the IPO.

The Company received dividends from its regulated life insurance subsidiaries of $57 through September 30, 1998.

TREASURY STOCK

During the first nine months of 1998, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 285,000 shares of its common stock in the open market at a total cost of $15. Shares repurchased in the open market are carried at cost and are reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. During the first nine months of 1998, the Company reissued 128,032 shares of treasury stock at a cost of $6. The Company currently intends to purchase additional shares of its common stock to make shares available for its various employee stock-based benefit plans.

RATINGS

As of October 1998, the financial ratings for Hartford Life Capital I's trust preferred securities from the major independent rating organizations were A from Duff & Phelps, a2 from Moody's and A- from Standard & Poor's.

CASH FLOWS

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
                                                        1998         1997
                                                       -----        -----
Cash provided by operating activities                  $ 320        $ 516
Cash used for investing activities                     $(343)       $(229)
Cash provided by (used for) financing activities       $  25        $(302)
Cash - end of period                                   $  87        $  57
                                                       -----        -----

The change in cash provided by operating activities was primarily the result of timing in the settlement of receivables and payables as well as an increase in income taxes paid. The increase in cash provided by financing activities was primarily due to increases in investment-type contracts, changes in debt and dividends and proceeds from the TruPs offering, which were partially offset by proceeds from the IPO in May 1997. The change in cash used for investing activities primarily reflects the investment of cash from operating and financing activities. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

PLANCO

On August 26, 1998, the Company completed the purchase of all outstanding shares of PLANCO Financial Services Inc. and its affiliate, PLANCO Incorporated (collectively, PLANCO). PLANCO, a primary distributor of the Company's annuity and investment products, is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life's annuity and investment products, including fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition has been accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in the Company's consolidated financial statements from the closing date of the transaction.

SUBSEQUENT EVENT

On November 10, 1998, the Company recaptured an in-force block of COLI business from MBL Life Assurance Co. of New Jersey (MBL Life), as well as purchased the outstanding interest in International Corporate Marketing Group (ICMG), which was previously 40% owned by MBL Life. The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company (Mutual Benefit Life), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles (SAP) in March, 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of Hartford Life's domiciliary states will adopt SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of Hartford Life.

YEAR 2000

IN GENERAL

The Year 2000 issue relates to the ability or inability of computer hardware, software and other information technology (IT) systems, as well as non-IT systems, such as equipment and machinery with imbedded chips and microprocessors, to properly process information and data containing or related to dates beginning with the year 2000 and beyond. The Year 2000 issue exists because, historically, many IT and non-IT systems that are in use today were developed years ago when a year was identified using a two-digit date field rather than a four-digit date field. As information and data containing or related to the century date are introduced to date sensitive systems, these systems may recognize the year 2000 as "1900", or not at all, which may result in systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases of IT systems, may cause the malfunctioning of certain non-IT systems, and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

The integrity and reliability of Hartford Life's IT systems, as well as the reliability of its non-IT systems, are integral aspects of Hartford Life's business. Hartford Life has thousands of individual and business customers that have insurance policies, annuities, mutual funds and other financial products of Hartford Life. Nearly all of these policies and products contain date sensitive data, such as policy expiration dates, birth dates, premium payment dates, and the like. In addition, various IT systems support communications and other systems that integrate Hartford Life's various business segments and field offices, including Hartford Life's foreign operations. Hartford Life also has business relationships with numerous third parties that affect virtually all aspects of Hartford Life's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to Hartford Life, and whose operations are important to Hartford Life's business.

INTERNAL YEAR 2000 EFFORTS AND TIMETABLE

Beginning in 1990, Hartford Life began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of Hartford Life's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing and certifying IT and non-IT systems as Year 2000 ready; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. Hartford Life currently anticipates that initiatives (1) through
(4) of its internal Year 2000 efforts will be substantially complete by the end of 1998, and that initiative (5) testing will begin in early 1999 and continue through the end of 1999.

THIRD PARTY YEAR 2000 EFFORTS AND TIMETABLE

Hartford Life's Year 2000 efforts include assessing the potential impact on Hartford Life of third parties' Year 2000 readiness. Hartford Life's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life's inquiries; and (3) based on the evaluation of third party responses and the significance of the business relationship, conducting additional activities with third parties as determined to be necessary in each case, which activities may include integrated IT systems testing. Hartford Life has completed the first third party initiative and is in the process of evaluating third party responses received. Hartford Life currently anticipates that it will substantially complete the response evaluation in early 1999 and that it will conduct the additional activities described in initiative (3) beginning in early 1999 and continue through the end of 1999 as necessary. However, notwithstanding these third party Year 2000 efforts, Hartford Life does not have control over these third parties and, as a result, Hartford Life cannot currently determine to what extent future operating results may be adversely affected by the failure of theses third parties to adequately address their Year 2000 issues.

YEAR 2000 COSTS

The costs of Hartford Life's Year 2000 program that have been incurred through the year ended December 31, 1997 have not been material to Hartford Life's financial condition or results of operations. Management estimates that after-tax costs related to the Year 2000 program to be incurred in 1998 and 1999 will be $5 in total, of which approximately $2 has been incurred as of September 30, 1998. These costs are being expensed as incurred and have not had, and are not currently expected to have, a material impact on Hartford Life's financial condition or results of operations.

RISKS AND CONTINGENCY PLANS

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in Hartford Life's business. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, Hartford Life cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on Hartford Life's financial condition or results of operations.

Hartford Life is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be minimized. These contingency plans are being developed based on, among other things, known or reasonably anticipated circumstances and potential vulnerabilities. The contingency planning also includes assessing the dependency of Hartford Life's business on third parties and their Year 2000 readiness. Hartford Life currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. However, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.


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



                                        Hartford Life, Inc.
                                        (Registrant)



                                        /s/  Mary Jane Fortin
                                        -----------------------------
                                        Mary Jane Fortin
                                        Chief Accounting Officer and
                                        Assistant Vice President


NOVEMBER 13, 1998

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





          EXHIBIT #                    DESCRIPTION
          ---------                    -----------
            10.01       1997 Hartford Life, Inc. Incentive Stock Plan, as amended, is filed herewith.

            27          Financial Data Schedule is filed herewith.