Form 10-K
period 1998-12-31
HARTFORD LIFE INC
filed 1999-03-31
CIK 1032204

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998

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

                                 (860) 525-8555
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: the following, which are registered on the New York Stock Exchange, Inc.:
     Class A Common Stock, par value $0.01 per share
     7.2% Trust Preferred Securities, Series A, issued by Hartford Life
     Capital I

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 26, 1999, there were outstanding 25,928,071 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 of Class B Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of the registrant's common equity held by non-affiliates of the registrant was $1,494,568,592 based on the closing price of $58.00 per share of Class A Common Stock on the New York Stock Exchange on February 26, 1999.


                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 1999 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

[HARTFORD LIFE LOGO]

Hartford Life, Inc. and its subsidiaries (Hartford Life) is a leading financial services and insurance organization providing investment products such as variable annuities and mutual funds, individual and corporate owned life insurance and employee benefits products.

A majority owned subsidiary of The Hartford Financial Services Group, Inc., Hartford Life is the nation's largest writer of individual variable annuities, the number two writer of group disability insurance, a top provider of individual variable life insurance and offers the fastest growing non-proprietary family of mutual funds.


                                    CONTENTS

         ITEM  DESCRIPTION                                                       PAGE
PART I     1   Business of Hartford Life                                           3
           2   Properties                                                         12
           3   Legal Proceedings                                                  12
           4   Submission of Matters to a Vote of Security Holders                12

PART II    5   Market for Hartford Life's Common Stock and Related
               Stockholder Matters                                                12
           6   Selected Financial Data                                            13
           7   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                14
          7A   Quantitative and Qualitative Disclosures About Market Risk         35
           8   Financial Statements and Supplementary Data                        35
           9   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                           35

PART III  10   Directors and Executive Officers of Hartford Life                  35
          11   Executive Compensation                                             35
          12   Security Ownership of Certain Beneficial Owners and Management     35
          13   Certain Relationships and Related Transactions                     35

PART IV   14   Exhibits, Financial Statements, Schedules and Reports on Form
               8-K                                                                35
               Signatures                                                        II-1
               Exhibits Index                                                    II-2

PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE

(Dollar amounts in millions, except for share data, unless otherwise stated)

GENERAL

Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company"), an indirect subsidiary of The Hartford Financial Services Group, Inc. (The Hartford), is headquartered in Simsbury, Connecticut, and is a leading financial services and insurance organization. Hartford Life provides (i) investment products, such as annuities, including individual variable annuities and fixed market value adjusted (MVA) annuities, deferred compensation and retirement plan services and mutual funds for the savings and retirement needs of over 1 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers, (iii) employee benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company is the largest writer of individual variable annuities based on sales for the year ended December 31, 1998; the second largest writer of group disability insurance and the third largest writer of group life insurance both based on premiums written for the nine months ended September 30, 1998; as well as, the fourth largest consolidated life insurance company based on statutory assets as of December 31, 1997. In addition, the Company has the fastest growing non-proprietary family of mutual funds. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

Hartford Life strives to maintain and enhance its position as a market leader within the financial services industry and to maximize shareholder value. The Company has pursued a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets under management, which includes assets invested in the Company's retail mutual funds, increased 22% to $124.5 billion and total stockholders' equity was $2.5 billion as of December 31, 1998. In addition, Hartford Life generated $5.8 billion in revenues and $386 in net income in 1998. The Company's return on shareholders' equity, excluding net unrealized capital gains on securities, was 18.7% in 1998.

ORGANIZATION

Hartford Life, Inc., a Delaware corporation, was formed in December 1996 as a direct subsidiary of Hartford Accident and Indemnity Company (HA&I) and an indirect subsidiary of The Hartford. Pursuant to an initial public offering (the "IPO") of 26 million shares of the Company's Class A Common Stock on May 22, 1997, Hartford Life became a publicly traded company representing approximately 18.6% of the equity ownership in the Company. Additional information regarding the organization of the business and the IPO may be found in Notes 1 and 3 of Notes to Consolidated Financial Statements, respectively.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, primarily relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (primarily debt obligations) and pay stockholder dividends. Statutory net income and statutory capital and surplus, key determinants in the amount of dividend capacity available in the insurance company subsidiaries, have grown significantly over the past several years. Statutory net income was $265 in 1998, 19% higher than in 1997 and more than three and one-half times the level in 1994. Statutory capital and surplus as of December 31, 1998 was $2.0 billion, more than 50% above the level as of December 31, 1996. Additional information regarding the cash flow and liquidity needs of Hartford Life, Inc. may be found in the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

DISTRIBUTION

Hartford Life utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,350 national and regional broker-dealers and approximately 450 banks. Consistent with this strategy, in August 1998, the Company purchased all of the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), the nation's largest wholesaler of individual annuities and the Company's primary wholesale distributor of its Director(R) variable annuity (the number one selling retail variable annuity in the United States) and retail mutual funds, thus securing an important distribution channel. This broad network has enabled the Company to introduce new products and services in an effective manner and allows the

Company significant opportunity to access its customer base. Hartford Life sells variable annuities, mutual funds, fixed MVA annuities, variable life insurance and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS

Hartford Life provides its customers an innovative and diverse mix of products and services directed at serving people's needs throughout the different stages of their lives and during varying economic cycles. The Company offers a variety of products including variable annuities, retail mutual funds, individual life insurance and group life and disability insurance. The Company regularly introduces new and innovative products and services to the market.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Hartford Life maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company has achieved operating efficiencies as expenses associated with its individual annuity products as a percentage of total individual annuity account value continue to decline from prior year levels. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products; and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life and Putnam Financial Services, Inc. (Putnam) have been awarded the Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for three consecutive years. Additional information related to Hartford Life's technology in respect of Year 2000 issues may be found in the Regulatory Initiatives and Contingencies section of the MD&A.

RISK MANAGEMENT

Hartford Life's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 1998, the Company had limited exposure to disintermediation risk on approximately 99% of its insurance liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. With respect to the Company's individual annuities, 97% of the related total account value was subject to surrender charges as of December 31, 1998. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

BRAND NAME AND FINANCIAL STRENGTH

The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, make strategic acquisitions and enhance important alliances, and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford, the Company has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of the Company's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of the Company's IPO of its Class A Common Stock or one year after receipt by the Company of written notice of The Hartford's intention to revoke the license.

REPORTING SEGMENTS

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance
(COLI). The Company includes in "Other" corporate items not directly allocable to any of its reportable segments as well as its international operations. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life's segments may be found in the MD&A on pages 14 to 34 and Note 17 of Notes to Consolidated Financial Statements.

INVESTMENT PRODUCTS

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual annuities and other investment products. The individual annuity products offered include individual variable annuities, fixed MVA annuities and fixed and variable immediate annuities. The other investment products offered include mutual funds, deferred compensation and retirement plan services for municipal governments, teachers, hospitals and corporations; structured settlement contracts and other special purpose annuity contracts; and, investment management services. From 1994 to 1998 this segment's separate account assets grew to $74.5 billion from $21.4 billion, a compounded annual growth rate of 37%. This growth has been driven primarily by strong net cash flow of individual variable annuities, the result of a high volume of sales and favorable persistency, as well as significant market appreciation in the separate accounts of the Company's individual and group variable annuities. Investment Products generated revenues of $1.8 billion and $1.5 billion in 1998 and 1997, respectively. Net income in the Investment Products segment was $266 in 1998, a 32% increase over 1997.

Hartford Life is the market leader in the annuity industry and was the number one writer of individual variable annuities for the years ended December 31, 1998 and 1997, with total individual annuity sales of $10.0 billion and $10.2 billion, respectively. The Company sells both variable and fixed individual annuity products, through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Individual variable annuity sales were $9.9 billion and $9.7 billion in 1998 and 1997, respectively. The Company was ranked the number one writer of individual variable annuities in the United States for 1998 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer and Associates.

The Company's total account value related to individual annuity products was $70.8 billion as of December 31, 1998. Of the total account value, $62.2 billion, or 88%, related to individual variable annuity products and $8.6 billion, or 12%, related primarily to fixed MVA annuity products.

Hartford Life is also beginning to emerge as a significant participant in the retail mutual fund business. The Company surpassed $1.0 billion in assets under management in January 1998, only eighteen months after it first entered this market. According to Strategic Insight, this made Hartford Life the fastest non-proprietary fund family in history to reach this level. During 1998, the Company had mutual fund sales of $1.6 billion bringing total mutual fund assets under management to $2.5 billion as of December 31, 1998.

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (herein after referred to as "Section 457" and "Section 401(k)", respectively). The Company presently administers over 1,200
Section 457 plans and over 750 Section 401(k) plans. The Company also provides products and services to plans created under Section 403(b) of the Internal Revenue Code of 1986, as amended (herein after referred to as "Section 403(b)"), as well as structured settlement contracts and terminal funding products.

Products

Individual Variable Annuities -- Hartford Life earns fees for managing variable annuity assets and maintaining policyholder accounts, which are based on the policyholders' account values. The Company uses specified portions of the periodic premiums of a customer to purchase units in one or more mutual funds, as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies as they deem appropriate without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average (DCA) funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option has become very popular with policyholders. Deposits of varying amounts may be made at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 7% of the contract's face amount which reduce to zero on a sliding scale, usually within seven policy years. In 1998, significant volatility experienced by the equity markets did not cause increased levels of variable annuity surrenders demonstrating that policyholders are aware of the long-term nature of these products. Individual variable annuity account value of $62.2 billion as of December 31, 1998, has grown significantly from $9.7 billion as of December 31, 1993 due to strong net cash flow, the result of a high level of sales and consistent low levels of surrenders, coupled with significant market appreciation in both the equity and fixed income allocations of the policyholders' account value. Approximately 94% of the individual variable annuity account value was held in non-guaranteed separate accounts as of December 31, 1998.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (Wellington), Putnam, and Dean Witter InterCapital, Inc., who have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's four leading variable annuities, The Director and Putnam Hartford Capital Manager Variable Annuity (based on sales for the year ended 1998) are sponsored by Hartford Life and are managed in part by Wellington and Putnam, respectively.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender.

The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities have been relatively minor over the past two years due to the low interest rate environment. Account value of fixed MVA annuities was $8.6 billion and $9.3 billion as of December 31, 1998 and 1997, respectively.

Mutual Funds -- In September 1996, the Company launched a new family of retail mutual funds. In its second year of existence, the Company's family of non-proprietary mutual funds was designated the fastest growing in United States history according to a 1998 report by Strategic Insight, an industry research organization. These funds are managed by Wellington and Hartford Investment Management Company, a wholly owned subsidiary of The Hartford. The Company has entered into agreements with over 400 financial services firms to distribute these mutual funds.

Retirement Plans -- With respect to retirement products and services, Section 457 plans comprise approximately 80% of the related assets under management. These assets have traditionally been held in the Company's general account, but increasingly plan beneficiaries are transferring assets into mutual funds held in separate accounts. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income plans and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. The Company also sells Section 401(k) products targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. Additionally, the Company markets
Section 403(b) products for teachers and hospitals.

Institutional Liabilities -- Hartford Life also sells structured settlement contracts, which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers guaranteed investment contracts (GIC) business. Prior to 1995, the Company was a sizable participant in the GIC market, selling over $5.0 billion in new business from 1992 through 1994. The Company decided in 1995, after a thorough review of the GIC market, to de-emphasize its GIC product. Correspondingly, from 1996 through 1998, the Company sold less than $1.0 billion in new GIC business.

Marketing and Distribution

The Investment Products distribution network has been developed based on management's strategy of utilizing multiple and competing distribution channels in an effort to achieve the broadest distribution and reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated) and quality of customer service.

Hartford Life maintains a network of approximately 1,350 broker-dealers and approximately 450 banks (including 23 of the 25 largest banks in the United States) through the use of wholesaling organizations and strategic alliances, principally PLANCO and Putnam. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, the Company completed the purchase of all outstanding shares of PLANCO, a primary distributor of the Company's individual annuity and mutual funds. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life's fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products in which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the deferred compensation and retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. As the industry continues to consolidate, some of these companies have or will gain greater financial strength and resources than Hartford Life. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of court decisions and regulatory actions, particularly the recent Financial Services Act of 1998 (H.R. 10) which is being proposed in Congress. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of products including variable life, universal life, interest-sensitive whole life and term life insurance. The Company's in force block also includes whole life, which was sold in prior years, and modified guaranteed whole life, which was acquired from Fidelity Bankers Life Insurance Company in 1993 and Pacific Standard Life Insurance Company in 1994. Life insurance in force increased to $61.1 billion from $55.4 billion as of December 31, 1998 and 1997, respectively, and account value grew 19% to $4.5 billion in 1998 from $3.8 billion in 1997. The Individual Life segment generated revenues of $567 and $510 in 1998 and 1997, respectively. Net income in the Individual Life segment was $65 in 1998, a 16% increase over 1997.

Products

The recent trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products. Hartford Life has been on the leading edge of this industry trend and is now a top five writer of new variable life sales according to Tillinghast-Towers Perrin. In 1998, of the Company's new sales of Individual Life insurance, 78% was variable life and 18% was either universal life or interest-sensitive life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the second death of the two insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $1.7 billion and $1.1 billion as of December 31, 1998 and 1997, respectively.

Universal Life and Interest-Sensitive Whole Life -- Universal life and interest-sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit provided there are sufficient policy funds to cover all policy charges for the coming period. Universal life and interest-sensitive whole life represented 18% of new annualized premium sales of individual life insurance in 1998. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest-sensitive whole life account values were $2.0 billion and $1.9 billion as of December 31, 1998 and 1997, respectively.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks; and property-casualty insurance organizations. The primary organization used to wholesale Hartford Life's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of Hartford Life, who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years, to 160 individuals, and expects to continue to increase the number of wholesalers in the future.

Competition

The Individual Life segment competes with over 2,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, competitiveness of pricing, relationships with third-party distributors and the quality of underwriting and customer service.

EMPLOYEE BENEFITS

The Employee Benefits segment primarily sells group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company was the second largest provider of group disability insurance and the third largest writer of group life insurance in the United States for the nine months ended September 30, 1998. Generally, policies sold in this segment are term insurance, typically with one- or two-year rate guarantees. This allows the Company to make adjustments in rate or terms of its policies in order to minimize the adverse effect of various market trends. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. Employee Benefits generated premiums of $1.6 billion in 1998 of which $637 was attributable to group disability coverage and $557 was attributable to group life coverage. As of December 31, 1998, the Company's Consolidated Balance Sheet included disability reserves of $1.6 billion and group life reserves of $511. The Employee Benefits segment generated revenues of $1.8 billion and $1.7 billion in 1998 and 1997, respectively. Net income in the Employee Benefits segment was $71 in 1998, a 22% increase over 1997.

Products

Group Disability -- Hartford Life is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 1,000 employees in a particular company. The Company is continuing to expand its operations in the "small" and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims and successful rehabilitation. The focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e. reducing payment of benefits by the amount of Social Security payments received).

Hartford Life has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant's return to work and thereby contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those periods of time not covered by a short-term disability benefits plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies usually begin providing benefits following a 90- or 180-day waiting period and continue providing benefits until the employee reaches age 65-70. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

Group Life -- Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers innovative options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their death. In addition, the Company offers employee groups accidental death and dismemberment coverage.

Other -- Hartford Life also provides long-term care, travel accident, hospital indemnity, Medicare Supplement and other coverages primarily to individual members of various associations as well as employee groups. The Company provides excess of loss medical coverage (known as "stop loss" insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator.

Marketing and Distribution

Hartford Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets. The Company sells its product line to employers through brokers, consultants and third-party administrators as well as to multiple employer groups through its relationships with trade associations.

Competition

Competitive factors primarily affecting Employee Benefits are the variety and quality of products offered, the price quoted for coverage and services, the Company's relationships with its third-party distributors and the quality of customer service. Employee Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and have had very few new entrants over the past few years, while other major carriers have exited the market.

CORPORATE OWNED LIFE INSURANCE (COLI)

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, thus virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship. During 1998, the Company recorded $4.1 billion of deposits of new variable COLI business, increasing variable COLI account value to $13.0 billion as of December 31, 1998 compared to $8.5 billion as of December 31, 1997.

In November 1998, Hartford Life recaptured an in force block of leveraged COLI business from MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company (Mutual Benefit Life), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. Primarily as a result of this transaction, leveraged COLI account value increased to $7.4 billion as of December 31, 1998 compared to $3.8 billion as of December 31, 1997. This also impacted COLI revenues, which were $1.6 billion and $980 in 1998 and 1997, respectively. COLI segment earnings, however, declined 11%, to $24 in 1998, due to reduced profits on the block of leveraged COLI the Company had prior to the HIPA Act of 1996.

OTHER MATTERS

RESERVES

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

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

Hartford Life's reserves comply, in all material respects, with state insurance department statutory accounting practices; however, in the Company's Consolidated Financial Statements, life insurance reserves are determined in accordance with generally accepted accounting principles, which may vary from statutory accounting practices.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and, the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

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

REINSURANCE

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1998, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

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

For further discussion of Hartford Life's investment operations and the Company's approach to managing investment risk, see the Investments section and the Capital Markets Risk Management section of the MD&A, as well as Notes 2(e), 2(f) and 4 of Notes to Consolidated Financial Statements.


RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-Based Capital".

LEGISLATIVE INITIATIVES

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Legislative Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Insolvency Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "NAIC Proposals".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

YEAR 2000

Reference is made to the Regulatory Initiatives and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

Hartford Life had approximately 4,500 employees at February 26, 1999.

EXECUTIVE OFFICERS OF HARTFORD LIFE

Information about the executive officers of Hartford Life who are also directors and/or nominees for election as directors is set forth in Hartford Life's 1999 Proxy Statement. In addition to those executive officers who are listed in the 1999 Proxy Statement, listed below are other Company executive officers:

GREGORY A. BOYKO, 47, is Senior Vice President and Director of the Company's international operations since November 1997. He joined Hartford Life in 1995 as Controller. In 1996, he became the Company's Chief Financial Officer and Treasurer, which position he held until August 1998. He previously worked at ING America Life Insurance Company where he held the position of Senior Vice President and Chief Financial Officer. His prior experience included positions at Connecticut Mutual Life Insurance Company (CML), where he progressed from Controller of CML to Chief Financial Officer of Connecticut Mutual Insurance Services. Mr. Boyko holds a Juris Doctor degree and is a Certified Public Accountant, Chartered Life Underwriter and Chartered Financial Consultant. He is a member of the Connecticut and American Bar Associations and the Connecticut Society of Certified Public Accountants.

DAVID T. FOY, 32, is Senior Vice President, Director of Finance and Treasurer. Mr. Foy was appointed to his current position in August 1998. He joined Hartford Life in 1993 in the individual annuity product management area and assumed the position of Director of Strategic Planning in 1995. He was promoted to Assistant Vice President and Director of Finance in 1997. He began his career in 1989 at Milliman & Robertson, an actuarial consulting firm. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

LYNDA GODKIN, 44, is Senior Vice President and General Counsel. She joined Hartford Life in 1990 as Counsel for the Employee Benefits Segment. In 1994 she was named Assistant General Counsel and Director of Hartford Life's Law Department. In 1996 she was named General Counsel of Hartford Life. She previously practiced law at CIGNA Corporation. She began her legal career in 1981 at the law firm of Day, Berry & Howard in Hartford, Connecticut. She is a member of the Connecticut and American Bar Associations.

RAYMOND P. WELNICKI, 50, is Senior Vice President and heads the Strategic Operations Unit since February 1999. He joined Hartford Life in 1992 as Actuary, Director of Group Actuarial and Long-Term Care. He was named Vice President of Hartford Life in 1993. He served as Senior Vice President and Director of Employee Benefits since 1994. Prior to 1992, he was employed with Aetna Life & Casualty Company as Assistant Vice President, Issues and Strategic Management. He is a Fellow of the Society of Actuaries.

LIZABETH H. ZLATKUS, 40, is Senior Vice President and Director of Employee Benefits since February 1999. Ms. Zlatkus has held positions of increasing responsibility since joining The Hartford in 1983. She was named Senior Vice President and Director of Group Life and Disability in 1997. Prior to that time, she served as Vice President and Director of Risk Management and Business Operations. She began her career at Peat, Marwick, Mitchell & Company. She became a Certified Public Accountant in 1982.

DAVID M. ZNAMIEROWSKI, 38, is Senior Vice President and Director of Investment Strategy. Mr. Znamierowski joined Hartford Life in 1996 as Director of Risk Management. Previously, he held various positions with Aetna Life & Casualty Company, including Vice President, Investment Strategy and Policy. From 1986 through 1991, Mr. Znamierowski held positions with Salomon Brothers Inc.

ITEM 2.  PROPERTIES

Hartford Life's principal executive offices are located in Simsbury, Connecticut. The Company's home office complex consists of approximately 615 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), an indirect subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct and indirect basis to Hartford Life by Hartford Fire.

ITEM 3. LEGAL PROCEEDINGS

Hartford Life is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Hartford Life during the fourth quarter of the fiscal year covered by this report.


PART II

ITEM 5. MARKET FOR HARTFORD LIFE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Hartford Life's Class A Common Stock is traded on the New York Stock Exchange
(NYSE) under the trading symbol "HLI". Hartford Life's Class B Common Stock is held by Hartford Accident and Indemnity Insurance Company (HA&I), an indirect wholly-owned subsidiary of The Hartford. As such, the Class B Common Stock is not listed on any exchange and there is no established public trading market for it.

The following table presents high and low closing prices for the Class A Common Stock of Hartford Life on the NYSE for the periods indicated, and the quarterly dividends declared per share on Class A and Class B Common Stock:

                                                     1998                                               1997
                              --------------------------------------------------      ---------------------------------------------
                              1st Qtr.      2nd Qtr.      3rd Qtr.     4th Qtr.        1st Qtr.  2nd Qtr.     3rd Qtr.     4th Qtr.
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock Price
  High ...............        $50.00        $56.94        $62.19        $58.38           N/A     $37.50        $41.75        $45.31
  Low ................        $40.00        $46.75        $42.25        $33.88           N/A     $32.13        $33.94        $34.63
Dividends Declared (1)        $ 0.09        $ 0.09        $ 0.09        $ 0.09            --         --        $ 0.09        $ 0.09
-----------------------------------------------------------------------------------------------------------------------------------

(1) Dividends declared exclude amounts paid to Hartford Life's parent prior to the Company's initial public offering.
 N/A - Not applicable.

As of February 26, 1999, there were approximately 600 shareholders of record of Hartford Life's Class A Common Stock and HA&I was the only holder of Class B Common Stock.

Dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions discussed in the Liquidity Requirements section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

There are also various legal limitations governing the extent to which Hartford Life's insurance subsidiaries may pay dividends, extend credit or otherwise provide funds to Hartford Life, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

ITEM 6.  SELECTED FINANCIAL DATA

---------------------------------------------------------------------------------------------------------------------
(In millions, except for per share data)          1998            1997           1996           1995           1994
---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (1)
General account invested assets                 $ 24,882        $ 20,970        $19,830        $20,072        $18,078
Separate account assets (2)                       90,628          69,362         49,770         36,296         22,847
All other assets                                   6,512          10,648         10,333          9,594          9,324
---------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                 $122,022        $100,980        $79,933        $65,962        $50,249
---------------------------------------------------------------------------------------------------------------------

Policy liabilities                              $ 25,484        $ 26,078        $26,239        $26,318        $25,208
Separate account liabilities (2)                  90,628          69,362         49,770         36,296         22,847
Allocated advances from parent (3)                    --              --            893            732            525
Debt (3)                                             650             700             --             --             --
Company obligated mandatorily
redeemable preferred
  securities of subsidiary trust
  holding solely parent
  junior subordinated debentures (4)                 250              --             --             --             --
All other liabilities                              2,517           2,696          1,757          1,439          1,283
---------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                            $119,529        $ 98,836        $78,659        $64,785        $49,863
---------------------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                   $  2,493        $  2,144        $ 1,274        $ 1,177        $   386
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA (1)
Total revenues                                  $  5,788        $  4,699        $ 4,384        $ 4,090        $ 3,543
Total expenses                                     5,402           4,393          4,360          3,940          3,392
---------------------------------------------------------------------------------------------------------------------
   NET INCOME (5)                               $    386        $    306        $    24        $   150        $   151
---------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
Basic earnings per share (6)                    $   2.76        $   2.28        $  0.19        $    --        $    --
Diluted earnings per share (6)                  $   2.75        $   2.28        $  0.19        $    --        $    --
Dividends declared per common share (7)         $   0.36        $   0.18        $    --        $    --        $    --
---------------------------------------------------------------------------------------------------------------------

(1) On November 10, 1998, the Company recaptured an in force block of corporate owned life insurance (COLI) business from MBL Life Assurance Co. of New Jersey (MBL Life). For additional information, see the COLI section as well as the MBL Recapture discussion under "Purchases of Affiliates and Other" within the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

(2)   Includes both non-guaranteed and guaranteed separate accounts.

(3) For financial reporting purposes, the Company has treated certain amounts previously allocated by The Hartford Financial Services Group, Inc. (The Hartford) to the Company's life insurance subsidiaries as allocated advances from parent. Cash received in respect of allocated advances from parent was used to support the growth of the life insurance subsidiaries. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

(4) On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by Hartford Life, issued 10,000,000, 7.2% Trust Preferred Securities, Series A (Series A Preferred Securities). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) issued by Hartford Life. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

(5) 1996 includes realized losses of $225 primarily resulting from actions taken in the third quarter of 1996 related to the Company's guaranteed investment contract business. For additional information, see the Investment Products section of the MD&A.

(6) Pro forma effect on basic and diluted earnings per share has been given for the 1997 and 1996 periods presented for the conversion of 1,000 shares of common stock into 114 million shares of Class B Common Stock, which occurred on April 3, 1997, prior to the Company's initial public offering
      (IPO). For information regarding the IPO and earnings per share data, see Notes 3 and 10 of Notes to Consolidated Financial Statements, respectively.

(7) Dividends per common share represent amounts declared subsequent to the Company's IPO on May 22, 1997. (For information regarding the IPO, see
      Note 3 of Notes to Consolidated Financial Statements.) The table does not include dividends paid to the parent in periods prior to the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations         14          Investments                                       20
Investment Products                        16          Capital Markets Risk Management                   22
Individual Life                            17          Capital Resources and Liquidity                   30
Employee Benefits                          18          Regulatory Initiatives and Contingencies          32
Corporate Owned Life Insurance (COLI)      19          Effect of Inflation                               34
Reserves                                   20          Accounting Standards                              34

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life is a leading financial services and insurance company providing investment products such as variable and fixed annuities, retirement plan services and mutual funds; individual and corporate owned life insurance; and, employee benefit products such as group life and disability insurance.

The Company derives its revenues principally from: (a) asset management fees on separate accounts and mutual fund assets and mortality and expense fees; (b) fully insured premiums; (c) net investment income on general account assets; and, (d) certain other fees earned by the Company. Asset management fees and mortality and expense fees are primarily generated from separate account assets which are deposited with the Company through the sale of variable annuity and variable life products and from mutual fund sales. Premium revenues are derived primarily from the sale of group life and group disability insurance products. Hartford Life's operating expenses primarily consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses. Hartford Life's profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                                                     1998                1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                                   $ 3,833             $ 3,163             $ 3,069
Net investment income                                                                 1,955               1,536               1,534
Net realized capital losses                                                              --                  --                (219)
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                                 5,788               4,699               4,384
       ----------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        3,227               2,671               2,727
Amortization of deferred policy acquisition costs                                       441                 345                 241
Dividends to policyholders                                                              330                 241                 635
Other expenses                                                                        1,205                 962                 750
       ----------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                            5,203               4,219               4,353
       ----------------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX EXPENSE                                                 585                 480                  31
Income tax expense                                                                      199                 174                   7
       ----------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                                   $   386             $   306             $    24
       -----------------------------------------------------------------------------------------------------------------------------

Hartford Life has the following reportable segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). The Company reports in "Other" corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations, which are primarily located in Latin America. For information regarding the Company's reportable segments as they relate to SFAS No. 131, see
Note 17 of Notes to Consolidated Financial Statements.

Revenues increased $1.1 billion, or 23%, to $5.8 billion in 1998 from $4.7 billion in 1997. The increase was due in part to the continued growth in revenues in Investment Products of $274 and Individual Life of $57 as a result of higher aggregate fees earned on growth in account values due to strong sales and equity market appreciation. Additionally, Employee Benefits revenues increased $109 primarily due to strong sales and good persistency. Also contributing to the increase were COLI revenues which grew $587 primarily due to the recapture of an in force block of COLI business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life) transacted in the fourth quarter 1998.

Total benefits, claims and expenses increased $984, or 23%, to $5.2 billion in 1998 from $4.2 billion in 1997. Benefits, claims and claim adjustment expenses increased $556 and dividends to policyholders increased $89 which were primarily attributable to the COLI segment where benefits, claims and claim adjustment expenses increased $485 and dividends to policyholders increased $89 primarily related to the MBL Recapture. In addition, increased benefits, claims and claim adjustment expenses in Employee Benefits of $34 and Individual Life of $18 were associated with the growth in these segments. Higher amortization of deferred policy acquisition costs (DPAC) of $96 in 1998 was a result of the large volume of sales in Investment Products and Individual Life in the past several years. Also, other expenses increased $243 in 1998 as a result of higher commissions and operating expenses in Investment Products and Employee Benefits primarily related to the growth in these segments.

Revenues increased $315, or 7%, to $4.7 billion in 1997 from $4.4 billion in 1996. This increase was primarily due to Investment Products, where revenues increased $503 in 1997 from 1996 as a result of fee income earned on growth in separate account assets due to strong annuity sales and equity market appreciation. Investment Products revenues were also impacted by the guaranteed investment contract (GIC) business, where revenues increased $205, primarily as a result of net realized capital losses in the third quarter of 1996. Additionally, revenues in Employee Benefits increased $237 due to sales growth. Higher revenues in Individual Life of $38, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business, also contributed to the increase. Partially offsetting these increases was a decrease in COLI revenues of $380 due to the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of 1996), which phased out the deductibility of interest expense on policy loans by the end of 1998, virtually eliminating all new sales of leveraged COLI.

Total benefits, claims and expenses decreased $134 in 1997 as compared to 1996. This decrease was primarily driven by COLI, where dividends to policyholders declined $394 in 1997 due to the HIPA Act of 1996, as discussed above. Partially offsetting this decrease was an increase in benefits, claims and expenses of $215 in Employee Benefits associated with the growth in this segment. Additionally, benefits, claims and expenses increased $67 in Investment Products primarily related to individual annuity products, partially offset by declines related to GIC business.

Net income totaled $386 in 1998 as compared to $306 in 1997 and $24 in 1996. The improvement in earnings for both comparative periods was primarily driven by higher aggregate fee income earned on growth in the Company's account values due to strong sales and equity market appreciation in Investment Products and Individual Life. Additionally, the improvement in earnings for these comparative periods was impacted by strong sales and favorable mortality and morbidity experience in Employee Benefits. Also contributing to the improvement in 1997 was the reduction in losses resulting from actions taken in the third quarter of 1996 related to the Company's GIC business.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Company's asset and fully insured premium growth and to maximize shareholder value. Hartford Life's strong market position in each of its primary businesses, coupled with the growth potential management believes exists in its markets, provides opportunities to increase sales of the Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

Certain proposed legislative initiatives which could impact Hartford Life are discussed in the Regulatory Initiatives and Contingencies section.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                       1998             1997            1996
---------------------------------------------------------------------------------------------
Investment Products                                    $ 266           $ 202           $ (80)
Individual Life                                           65              56              44
Employee Benefits                                         71              58              45
Corporate Owned Life Insurance                            24              27              26
Other                                                    (40)            (37)            (11)
---------------------------------------------------------------------------------------------
   NET INCOME                                          $ 386           $ 306           $  24
---------------------------------------------------------------------------------------------

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages. Reserves and Investments are discussed in separate sections.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                                             1998                1997                 1996
--------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                          $ 1,045             $   771             $   541
Net investment income                                                          739                 739                 685
Net realized capital losses                                                     --                  --                (219)
--------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                        1,784               1,510               1,007
       -------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                 671                 677                 748
Amortization of deferred policy acquisition costs                              326                 250                 175
Other expenses                                                                 376                 269                 206
--------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                   1,373               1,196               1,129
       -------------------------------------------------------------------------------------------------------------------
       INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                       411                 314                (122)
Income tax expense (benefit)                                                   145                 112                 (42)
--------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                                   $   266             $   202             $   (80)
       -------------------------------------------------------------------------------------------------------------------

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual annuities and other investment products. The individual annuity products offered include individual variable annuities, fixed market value adjusted annuites (MVA) annuities and fixed and variable immediate annuities. The other investment products offered include retail mutual funds, deferred compensation and retirement plan services for municipal governments, teachers, hospitals and corporations; structured settlement contracts and other special purpose annuity contracts; and, investment management services. The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions, and independent financial advisors. The Company was ranked the number one writer of individual variable annuities in the United States for 1998 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer and Associates.

Revenues increased $274, or 18%, to $1.8 billion in 1998 from $1.5 billion in 1997. Driven primarily by the individual annuity operation, this improvement was a result of higher aggregate fees earned on growth in account values due to strong net cash flow resulting from a high volume of sales and favorable persistency as well as significant equity market appreciation in the Company's separate accounts. Fee income related to individual variable annuity products increased $236 as related average account values grew $14.9 billion, or 38%, to $54.6 billion in 1998 from $39.7 billion in 1997. This growth was a result of strong individual variable annuity sales of $9.9 billion in 1998 as well as equity market appreciation. In addition, fee income from other investment products increased $60 primarily as a result of growth in the Company's mutual fund operations, where assets under management increased $1.5 billion in 1998 to $2.5 billion as compared to $972 in 1997.

Total benefits, claims and expenses increased $177, or 15%, to $1.4 billion in 1998 from $1.2 billion in 1997 as a result of the continued growth in this segment. Other expenses increased $107 in 1998 as compared to 1997 primarily due to growth in the mutual funds and individual annuity operations. Amortization of DPAC grew $76 primarily due to individual annuity products as sales remained strong. A 38% growth in average variable annuity account value in 1998, coupled with a reduction in individual annuity operating expenses as a percentage of total individual annuity account value to 23 basis points in 1998 from 25 basis points in 1997, contributed to the increase in net income of $64, or 32%, to $266 in 1998 from $202 in 1997.

Revenues increased $503, or 50%, to $1.5 billion in 1997 from $1.0 billion in 1996. This increase was primarily driven by the individual annuity operation, whose revenues increased $253, reflecting a substantial improvement in aggregate fees earned as a result of this segment's growing account values. Average individual variable annuity account values increased $13.1 billion, or 49%, to $39.7 billion in 1997 from $26.6 billion in 1996, primarily due to strong net cash flow resulting from a high volume of sales and favorable persistency as well as significant equity market appreciation in the Company's separate accounts. In addition, within other investment products, $205 of the segment's increase in revenues was related to GIC business, which was primarily impacted by $219 of net realized capital losses primarily resulting from actions taken in the third quarter of 1996. Associated with strong sales and continued growth in this segment, benefits, claims and expenses grew $67, or 6%, over the prior year. A 27% growth in total average account value in 1997, coupled with operating efficiencies and a reduction in losses of $225 primarily as a result of actions taken in the third quarter of 1996 related to the Company's GIC business, increased net income $282 to $202 in 1997 from $(80) in 1996.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the baby boom generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market and aggressively seeking distribution capabilities and pursuing market share. This trend is not expected to subside, particularly in light of pending legislation to deregulate the financial services industry.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                                            1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                                           $378              $339              $313
Net investment income                                                                        189               171               159
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                                        567               510               472
       -----------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                               269               251               266
Amortization of deferred policy acquisition costs                                            108                87                63
Dividends to policyholders                                                                     1                 1                 1
Other expenses                                                                                88                84                74
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                                   466               423               404
       -----------------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX EXPENSE                                                      101                87                68
Income tax expense                                                                            36                31                24
------------------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                                           $ 65              $ 56              $ 44
       -----------------------------------------------------------------------------------------------------------------------------

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance.

Revenues in 1998 increased $57, or 11%, to $567 from $510 in 1997, reflecting the impact of applying cost of insurance charges and variable life fees on the growing block of variable life insurance. Variable life average account values increased $562, or 67%, to $1.4 billion in 1998 from $840 in 1997 due to strong sales and equity market appreciation. In 1998, higher variable life sales of $29, or 30%, constituted the majority of increased total sales over 1997. Total benefits, claims and expenses increased $43, or 10%, to $466 in 1998 from $423 in 1997. This increase was the result of an increase in amortization of DPAC of $21 and benefits, claims and claim adjustment expenses of $18 in 1998 related to the growth in this segment. As a result of growth in account values, primarily variable life, net income increased $9, or 16%, in 1998 as compared to 1997.

Revenues in 1997 increased $38, or 8%, to $510 from $472 in 1996. In the first quarter of 1996, a block of business was assumed from Investors Equity Life Insurance Company (IEL) which increased 1996 revenues by $9. Excluding this transaction, 1997 revenues increased $47, or 10%, as compared to 1996, reflecting the impact of applying cost of insurance charges and variable life fees to a larger block of business. Total account values increased $555, or 17%, to $3.8 billion in 1997 from $3.2 billion in 1996. Sales were $140 in 1997, an increase of 8% over 1996. Variable life sales constituted 70%, or $98, of total 1997 sales and grew $23, or 31%, over 1996 levels. Total benefits, claims and expenses increased $19, or 5%, to $423 in 1997 from $404 in 1996. Total benefits, claims and expenses, excluding IEL, increased $28, or 7%, in 1997. This increase was primarily driven by an increase in amortization of DPAC of $24 in 1997 related to the growth in new variable life business. The growth in this segment's account values, particularly variable life, along with favorable mortality experience, contributed to an increase in net income of $12, or 27%, in 1997 from 1996.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly prepare their estates for an efficient transfer of wealth between generations.

EMPLOYEE BENEFITS

OPERATING SUMMARY

                                                                                          1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                                       $1,629             $1,538             $1,329
Net investment income                                                                      180                162                134
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                                                    1,809              1,700              1,463
       -----------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                           1,335              1,301              1,140
Amortization of deferred policy acquisition costs                                            7                  6                  4
Other expenses                                                                             369                303                251
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                               1,711              1,610              1,395
       -----------------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX EXPENSE                                                     98                 90                 68
Income tax expense                                                                          27                 32                 23
------------------------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                                       $   71             $   58             $   45
       -----------------------------------------------------------------------------------------------------------------------------


The Employee Benefits segment primarily sells group life and group disability insurance as well as other products including, stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company was the second largest provider of group disability insurance and the third largest writer of group life insurance in the United States for the nine months ended September 30, 1998.

Revenues increased $109, or 6%, to $1.8 billion in 1998 as compared to $1.7 billion in 1997. This increase was driven by growth in fully insured premiums, excluding buyouts, which increased $181, or 13%, in 1998. This increase was primarily due to group life and group disability, where ongoing premiums increased $69 and $55, respectively, in 1998 as compared to 1997 due to strong sales and good persistency. Sales of fully insured business, excluding buyouts, were $397 in 1998, an increase of $68, or 21%, over 1997; of which, group life and group disability business were each $148 in 1998, an increase of $26 and $23, respectively, as compared to 1997.

Total benefits, claims and expenses increased $101, or 6%, to $1.7 billion in 1998 from $1.6 billion in 1997. The increase was the result of higher benefits, claims and claim adjustment expenses, which, excluding buyouts, increased $121 due to the growth in this segment; however, the ratio of benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations (excluding buyouts) improved to 81.5% in 1998 from 83.2% in 1997. This improvement was partially offset by an increase in other expenses of $66, whereby other expenses as a percentage of premiums and other considerations, excluding buyouts, increased to 23.3% in 1998 from 21.5% in 1997. This trend is due to the Company's continued investment in claims management initiatives which result in higher operating expenses, but improve benefits, claims and claim adjustment expenses.

The segment's effective income tax rate was reduced to 28% in 1998 as compared to 36% in 1997 as a result of increasing the level of investment in tax-exempt securities, which resulted in an improvement in the after-tax investment yield to 5.2% in 1998 from 5.0% in 1997, even though the rate of interest for marketable securities decreased during 1998.

As a result of increased premium revenue, an improved after-tax investment yield and favorable mortality and morbidity experience, Employee Benefits net income grew $13, or 22%, to $71 in 1998 from $58 in 1997.

Revenues increased $237, or 16%, to $1.7 billion in 1997 as compared to $1.5 billion in 1996. This increase was due to growth in fully insured premiums, excluding buyouts, attributable to group disability business of $107, or 25%, and group life business of $79, or 19%, in 1997 as compared to 1996. Sales of fully insured business, excluding buyouts, increased $91, or 38%, to $329 in 1997 as compared to 1996. Included in the 1997 results are group disability and group life premiums of $89 and $16, respectively, as a result of the acquisition of a block of business from the United States branch of Confederation Life Insurance Company. The 1996 results include $78 of group disability premiums and $23 of group life premiums related to the acquisition of a block of business from North American Life Assurance Company of Toronto. Benefits, claims and expenses increased $215, or 15%, to $1.6 billion in 1997 from $1.4 billion in 1996 primarily attributable to growth in the Company's group life and group disability business. As a result of the premium growth in this segment, net income grew $13, or 29%, to $58 in 1997 from $45 in 1996.

OUTLOOK

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes the Company is well positioned to take advantage of this growth potential.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                                                       1998                1997                 1996
----------------------------------------------------------------------------------------------------
Premiums and other considerations                     $  774              $  551              $  880
Net investment income                                    793                 429                 480
----------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                  1,567                 980               1,360
       ---------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses           924                 439                 545
Dividends to policyholders                               329                 240                 634
Other expenses                                           278                 259                 144
----------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES             1,531                 938               1,323
       ---------------------------------------------------------------------------------------------
       INCOME BEFORE INCOME TAX EXPENSE                   36                  42                  37
Income tax expense                                        12                  15                  11
----------------------------------------------------------------------------------------------------
       NET INCOME                                     $   24              $   27              $   26
       ---------------------------------------------------------------------------------------------

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the HIPA Act of 1996, the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship.

Revenues in this operation increased $587, or 60%, to $1.6 billion in 1998 from $980 in 1997. This increase was primarily related to the recapture of an in force block of COLI business, previously ceded to MBL Life, which was transacted in the fourth quarter 1998. (For additional information regarding the MBL Recapture, see "Purchases of Affiliates and Other" under the Capital Resources and Liquidity section.) The MBL Recapture, which was retroactive to January 1, 1998, resulted in an increase in COLI revenues of $624 and is comprised of $245 of premiums and other considerations and $379 of net investment income. Higher fee income on the segment's growing block of variable COLI account values also contributed to the increase in revenues. Partially offsetting these increases was a decline in premiums and other considerations on leveraged COLI as that block of business continues to decline due to the implications of the HIPA Act of 1996 (discussed above).

Benefits, claims and expenses increased $593, or 63%, to $1.5 billion in 1998 from $938 in 1997. The MBL Recapture resulted in an increase in benefits, claims and expenses of $624 and is comprised of $478 of benefits, claims and other expenses and $146 of dividends to policyholders. The increase in benefits, claims and expenses was also a result of the growth in the segment's variable COLI block of business, which was partially offset by a decrease in benefits, claims and expenses related to leveraged COLI.

Net income declined $3, or 11%, to $24 in 1998 from $27 in 1997 as the growth in the Company's variable COLI business was offset by the declining block of leveraged COLI the Company had prior to passage of the HIPA Act of 1996. The MBL Recapture had no impact on earnings in 1998.

COLI revenues decreased $380, or 28%, to $980 in 1997 from $1.4 billion in 1996. COLI expenses also declined, primarily due to a $394 decrease in dividends to policyholders. These decreases were primarily the result of the HIPA Act of 1996 discussed above. Net income of $27 in 1997 was consistent with 1996 results.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other post-employment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life's profitability in recent years and will continue to contribute to the profitability of Hartford Life in the future, although the level of profit is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse affect on its business.

Certain proposed legislative initiatives which could impact Hartford Life are discussed in the Regulatory Initiatives and Contingencies section.

RESERVES

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

INVESTMENTS

GENERAL

The Company's investments are managed by its investment strategy group, which consists of a risk management unit and a portfolio management unit and reports directly to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, and convexity characteristics of the Company's general account and guaranteed separate account investment portfolios. The Hartford Investment Management Company, a wholly owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the investment strategy group, including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations). The Company does not hold any financial instruments purchased for trading purposes. The Company is exposed to two primary sources of investment risk: credit risk, relating to the uncertainty associated with an obligor's continued ability to make timely payment of principal and/or interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves. See the Capital Markets Risk Management section for further discussion of the Company's approach to managing these investment risks.

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $80.6 billion and $58.7 billion as of December 31, 1998 and 1997, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $10.0 billion and $10.7 billion as of December 31, 1998 and, 1997, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features to mitigate the risk of disintermediation.

The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support all the Company's liabilities, the Company's investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives for each product line in order to achieve each product line's individual risk and return objectives.

Invested assets in the Company's general account totaled $24.9 billion as of December 31, 1998 and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans and other investments of $503. As of December 31, 1997, general account invested assets totaled $21.0 billion and were comprised of $16.8 billion of fixed maturities, $3.8 billion of policy loans and other investments of $363. Policy loans, which had a weighted-average interest rate of 9.9% and 11.2%, as of December 31, 1998 and 1997, respectively, increased primarily as a result of the MBL Recapture. These loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

The following table sets forth by type the fixed maturity securities held in the Company's general account as of December 31, 1998 and 1997.

                                                                                          1998                        1997
                                                                               -----------------------------------------------------
FIXED MATURITIES BY TYPE                                                       FAIR VALUE      PERCENT      FAIR VALUE       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                                                         $ 7,898         44.6%        $ 7,970         47.3%
Asset backed securities                                                             2,465         13.9%          3,199         19.0%
Short-term                                                                          2,119         12.0%          1,395          8.3%
Commercial mortgage backed securities                                               2,036         11.5%          1,606          9.5%
Municipal - tax-exempt                                                                916          5.2%            171          1.0%
Collateralized mortgage obligations                                                   831          4.7%            978          5.8%
Government/Government agencies - foreign                                              530          3.0%            502          3.0%
Mortgage backed securities - agency                                                   503          2.9%            514          3.1%
Municipal - taxable                                                                   223          1.3%            267          1.6%
Government/Government agencies - U.S.                                                 166          0.9%            241          1.4%
Redeemable preferred stock                                                              5           --               5           --
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                                          $17,692        100.0%        $16,848        100.0%
------------------------------------------------------------------------------------------------------------------------------------

During 1998, the Company, in executing its investment strategy, increased its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increased its allocation to commercial mortgage backed securities while decreasing its allocation to asset backed securities. The increase in short-term investments as of December 31, 1998 as compared to 1997 was impacted by the settlement of the MBL Recapture in the fourth quarter 1998 (as discussed in the COLI section), which resulted in short-term investment proceeds of approximately $300.

Approximately 22.8% and 22.6% of the Company's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings) as of December 31, 1998 and 1997, respectively. Private placement securities are generally less liquid than public securities; however, covenants for private placements are designed to mitigate liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations. For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results for the past three years.

(Before-tax)                                              1998       1997        1996
-------------------------------------------------------------------------------------
Net investment income - excluding policy loan income    $1,166     $1,111     $ 1,057
Policy loan income                                         789        425         477
-------------------------------------------------------------------------------------
Net investment income - total                           $1,955     $1,536     $ 1,534
-------------------------------------------------------------------------------------
Yield on average invested assets (1)                       7.9%       7.6%        7.7%
-------------------------------------------------------------------------------------
Net realized capital losses                             $   --     $   --     $  (219)
-------------------------------------------------------------------------------------

(1) Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the MBL Recapture proceeds were received on January 1, 1998.

Total net investment income, before-tax, increased $419, or 27%, to $2.0 billion in 1998 from $1.5 billion in 1997, principally due to an increase in policy loan income of $364 which is primarily due to the MBL Recapture. (For additional information on the MBL Recapture, see the COLI section.) Yields on average invested assets, before-tax, increased to 7.9% in 1998 from 7.6% in 1997 primarily due to the increase in policy loan income that resulted from the MBL Recapture as well as an increase in fixed maturities rated BBB. There were no net realized capital gains or losses for the years ended December 31, 1998 and 1997. During 1998, realized capital gains from the sale of fixed maturities and equity securities were offset by realized capital losses, including $21, after-tax, related to the other than temporary impairment charge associated with asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS). (For additional information on CFS, see Note 16, Commitments and Contingencies, of Notes to Consolidated Financial Statements.)

Total net investment income, before-tax, totaled $1.5 billion in 1997, unchanged from 1996. Total yields on average invested assets, before-tax, decreased to 7.6% in 1997 from 7.7% in 1996 primarily attributable to declining market interest rates. In 1996, net realized capital losses of $219 were primarily attributable to the writedown and sale of certain securities within the Company's GIC business.

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

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored at regular intervals.

The following table identifies fixed maturity securities for the Company's operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company's internal analysis of such securities.

As of December 31, 1998 and 1997, over 98% of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment-grade securities.

                                                                                             1998                       1997
                                                                                  -------------------------------------------------
FIXED MATURITIES BY CREDIT QUALITY                                                FAIR VALUE      PERCENT    FAIR VALUE     PERCENT
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Government/Government agencies                                                  $ 2,596         9.5%       $ 2,907        10.7%
AAA                                                                                    3,542        12.9%         3,974        14.6%
AA                                                                                     2,674         9.7%         2,967        10.9%
A                                                                                      8,878        32.3%         9,351        34.3%
BBB                                                                                    7,019        25.6%         5,966        21.9%
BB & below                                                                               492         1.8%           205         0.7%
Short-term                                                                             2,265         8.2%         1,869         6.9%
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                                             $27,466       100.0%       $27,239       100.0%
-----------------------------------------------------------------------------------------------------------------------------------

The Company also maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and typically requires credit enhancement provisions to further reduce its credit risk. Credit risk for derivatives contracts is limited to the amounts calculated to be due to the Company on such contracts based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

MARKET RISK

Hartford Life's general and guaranteed separate account exposure to market risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The following discussion focuses on the Company's exposure to interest rate risk, asset/liability management strategies utilized to manage this risk, and characteristics of the Company's insurance liabilities and their sensitivity to movements in interest rates.

INTEREST RATE RISK

Changes in interest rates can potentially impact the Company's profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. For non-guaranteed separate accounts, the Company's exposure is not significant since the policyholder assumes substantially all of the investment risk.

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, collateralized mortgage obligations and mortgage backed securities. The fair value of these and the Company's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. In addition, during such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For a discussion of the Company's risk management techniques to manage this market risk, see "Asset/Liability Management Strategies Used to Manage Market Risk" below.

As described above, the Company holds a significant fixed maturity portfolio, which includes both fixed and variable rate features. The following table reflects the principal amounts of the fixed and variable rate fixed maturity portfolio, along with the respective weighted average coupons by estimated maturity year as of December 31, 1998. Comparative totals are included for December 31, 1997. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1998 and 1997, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                          1998          1997
                               1999        2000         2001         2002       2003       Thereafter     TOTAL         Total
---------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES - CALLABLE
Fixed Rate
  Par value                   $    49     $    31     $      53    $      40  $      56    $     854    $   1,083     $     706
  Weighted average coupon         7.8%        7.3%          5.8%         7.1%       8.4%         5.1%         5.6%          6.0%
  Fair value                                                                                            $   1,080     $     668
Variable Rate
  Par value                   $    40     $    52     $      39    $      14  $      --    $     937    $   1,082     $   1,167
  Weighted average coupon         6.7%        7.3%          5.4%         5.9%        --          5.9%         6.0%          6.5%
  Fair value                                                                                            $     982     $   1,106
BONDS AND NOTES - OTHER
Fixed Rate
  Par value                   $ 2,871     $ 1,352         1,291    $     988  $   1,087    $   7,701    $  15,290     $  14,999
  Weighted average coupon         6.6%        7.0%          7.4%         7.5%       6.8%         5.7%         6.3%          5.9%
  Fair value                                                                                            $  15,315     $  14,815
Variable Rate
  Par value                   $    90     $   176     $      14    $      81  $      90    $     702    $   1,153     $   1,309
  Weighted average coupon         5.1%        5.9%          5.4%         5.4%       5.4%         5.9%         5.8%          5.3%
  Fair value                                                                                            $   1,114     $   1,352
ASSET BACKED SECURITIES
Fixed Rate
  Par value                   $   472     $   442     $     436    $     209  $     145    $     449    $   2,153     $   2,288
  Weighted average coupon         6.7%        6.9%          6.8%         6.7%       6.4%         6.9%         6.8%          7.0%
  Fair value                                                                                            $   2,074     $   2,325
Variable Rate
  Par value                   $   187     $   256     $     356    $     208  $     193    $     530    $   1,730     $   1,959
  Weighted average coupon         6.1%        6.1%          6.3%         5.9%       6.6%         6.0%         6.1%          6.4%
  Fair value                                                                                            $   1,683     $   1,959
COLLATERALIZED MORTGAGE
OBLIGATIONS
Fixed Rate
  Par value                   $   456     $   400     $     167    $     129  $      88    $     185    $   1,425     $   1,739
  Weighted average coupon         6.0%        6.0%          6.0%         6.7%       7.0%         7.2%         6.5%          5.9%
  Fair value                                                                                            $   1,371     $   1,695
Variable Rate
  Par value                   $    43     $    20     $       8    $       6  $       6    $     183    $     266     $     446
  Weighted average coupon         6.3%        6.8%          7.2%         8.4%       8.4%         6.0%         6.2%          7.3%
  Fair value                                                                                            $     264     $     424
COMMERCIAL MORTGAGE BACKED
SECURITIES
Fixed Rate
  Par value                   $    53     $   112     $     133    $     139  $      96    $   1,234    $   1,767     $   1,448
  Weighted average coupon         7.6%        6.7%          7.6%         7.1%       6.8%         7.1%         7.1%          7.3%
  Fair value                                                                                            $   1,784     $   1,441
Variable Rate
  Par value                   $   109     $   235     $      50    $     135  $     132    $     499    $   1,160     $     810
  Weighted average coupon         6.7%        6.6%          7.0%         6.3%       6.9%         6.9%         6.7%          7.0%
  Fair value                                                                                            $   1,075     $     821
MORTGAGE BACKED SECURITIES
Fixed Rate
  Par value                   $    88     $    82     $      73    $      60  $      52    $     368    $     723     $     576
  Weighted average coupon         7.1%        6.9%          6.7%         6.7%       6.7%         8.3%         7.6%          7.3%
  Fair value                                                                                            $     682     $     590
Variable Rate
  Par value                   $     1     $     2     $       1    $       1  $       1    $       5    $      11     $      24
  Weighted average coupon         7.8%        8.4%          8.6%         8.6%       8.6%         8.8%         8.6%          6.5%
  Fair value                                                                                            $      10       $    24
--------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1998 and 1997 on debt obligations and reflects principal cash flows and related weighted average interest rate by maturity year.

                                                                                                                   1998       1997
                                                         1999    2000    2001      2002      2003      Thereafter  TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Fixed Rate
  Amount                                                 $ --    $ --    $   --    $   --    $   --    $   --     $   --     $   50
  Weighted average effective interest rate                 --      --        --        --        --        --         --        5.8%
  Fair value                                                                                                      $ --       $   50
LONG-TERM DEBT
Fixed Rate
  Amount                                                 $ --    $ --    $   --    $   --    $   --    $  650     $  650     $  650
  Weighted average effective interest rate                 --      --        --        --        --       7.4%       7.4%       7.4%
  Fair value                                                                                                      $  710     $  674
TruPS (1)
Fixed Rate
  Amount                                                 $ --    $ --    $   --    $   --    $   --    $  250     $  250     $   --
  Weighted average effective interest rate                 --      --        --        --        --       7.4%       7.4%        --
  Fair value                                                                                                      $  254     $   --
------------------------------------------------------------------------------------------------------------------------------------

(1) Represents company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures.

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed frequently by senior management and reported to Hartford Life's Finance Committee. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $11.2 billion as of December 31, 1998 ($6.0 billion related to insurance investments and $5.2 billion related to life insurance liabilities). As of December 31, 1997, the notional amounts pertaining to derivatives totaled $10.9 billion ($6.6 billion related to insurance investments and $4.3 billion related to life insurance liabilities).

The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1998 and 1997 was $712 and $255, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company typically enters into interest rate swaps to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. Additionally, interest rate swaps are used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. The notional amount of derivatives used for liability hedges as of December 31, 1998 and 1997 was $5.2 billion and $4.3 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1998 and 1997 was $3.8 billion and $3.2 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1998 and 1997 was $1.5 billion and $3.1 billion, respectively.

The following tables provide information as of December 31, 1998, with comparative totals for December 31, 1997, on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and received rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year.

                                                                                                                   1998        1997
INTEREST RATE SWAPS                      1999        2000         2001         2002       2003     Thereafter     TOTAL       Total
-----------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                    $    125     $     96     $    148     $    222    $    110    $    682    $  1,383    $    874
  Weighted average pay rate              6.1%         5.0%         6.1%         5.1%        5.9%        6.1%        5.9%        6.5%
  Weighted average receive rate          5.7%         5.4%         5.3%         5.4%        5.4%        5.4%        5.4%        6.1%
  Fair value                                                                                                   $    (66)   $    (19)
Pay Variable/Receive Fixed
  Notional value                    $    975     $    552     $    274     $    379    $    605    $  2,140    $  4,925    $  4,212
  Weighted average pay rate              5.3%         5.3%         5.3%         5.3%        5.3%        5.3%        5.3%        5.9%
  Weighted average receive rate          6.5%         6.5%         7.2%         6.4%        5.8%        6.2%        6.3%        6.9%
  Fair value                                                                                                   $    160    $    172
Pay Variable/Receive Different
Variable
  Notional value                    $    157     $    210     $     91     $    235    $     83    $    627    $  1,403    $  1,581
  Weighted average pay rate              5.4%         5.5%         5.4%         5.0%        4.9%        5.5%        5.2%        6.4%
  Weighted average receive rate          6.8%         5.5%         7.3%         5.2%        4.9%        5.8%        5.8%        6.7%
  Fair value                                                                                                   $     (2)   $     (3)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 1998        1997
INTEREST RATE CAPS - LIBOR BASED (1)     1999      2000         2001         2002       2003     Thereafter     TOTAL       Total
-----------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                        $--         $ --      $    5       $   --       $   11     $   26       $   42     $   43
  Weighted average strike rate           --           --         5.9%          --          5.3%       5.1%         5.2%       5.2%
  (4.0 - 5.9%)
  Fair value                                                                                                    $    1      $   3

  Notional value                        $--         $ --      $   --       $   --       $   --     $   35       $   35     $   85
  Weighted average strike rate
  (6.0 - 7.9%)                           --           --          --           --           --        6.6%         6.6%       6.8%
  Fair value                                                                                                    $    1     $    1

  Notional value                        $--         $ --      $   --       $   10       $   68     $  122       $  200     $  260
  Weighted average strike rate
  (8.0 - 9.9%)                           --          --           --          8.9%         8.6%       8.4%         8.5%       8.5%
  Fair value                                                                                                    $    1     $    2

  Notional value                        $ 5         $10       $   --       $   26       $   --     $   --       $   41     $   52
  Weighted average strike rate          11.8%       11.5%         --         10.1%          --         --         10.7%      10.9%
  (10.0 - 11.9%)
  Fair value                                                                                                    $  --       $  --
Issued
  Notional value                        $--         $--       $   --       $   --       $   --     $   13       $   13     $   63
  Weighted average strike rate           --          --           --           --           --        7.2%         7.2%       7.0%
  (6.0 - 7.9%)
  Fair value                                                                                                    $    --    $    --

  Notional value                        $--         $--       $   --       $   --       $    7     $    6       $   13     $   17
  Weighted average strike rate
  (8.0 - 9.9%)                           --          --           --           --          8.2%       8.6%         8.3%       8.5%
  Fair value                                                                                                     $  --      $  --
-----------------------------------------------------------------------------------------------------------------------------------

(1) LIBOR represents the London Interbank Offered Rate.

                                                                                                        1998      1997
INTEREST RATE CAPS - CMT BASED (1)     1999      2000      2001       2002        2003    Thereafter    TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                      $  --    $  344     $   --     $   --     $  250     $   17     $  611     $  561
  Weighted average strike rate
  (6.0 - 7.9%)                           --       7.8%        --         --        7.7%       7.0%       7.7%       7.6%
  Fair value                                                                                          $   --     $   --

  Notional value                      $  --    $   --     $  100     $  100     $  250     $  500     $  950     $  295
  Weighted average strike rate
  (8.0 - 9.9%)                           --        --        8.0%       9.5%       8.7%       8.7%       8.7%       8.5%
  Fair value                                                                                          $    1     $   --

Issued
  Notional value                      $  --    $  344     $   --     $   --     $   --     $   17     $  361     $  361
  Weighted average strike rate
  (6.0 - 7.9%)                           --       7.8%        --         --         --        7.5%       7.8%       7.8%
  Fair value                                                                                          $   --     $   --

  Notional value                      $  --    $   --     $  100     $  100     $   --     $   --     $  200     $  200
  Weighted average strike rate
  (8.0 - 9.9%)                           --        --        8.0%       9.5%        --         --        8.8%       8.8%
  Fair value                                                                                          $   --     $   --
-------------------------------------------------------------------------------------------------------------------------

(1) CMT represents the Constant Maturity Treasury rate.

                                                                                                            1998      1997
INTEREST RATE FLOORS - LIBOR BASED               1999      2000    2001     2002       2003    Thereafter   TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $ 100      $ --    $   --   $   --    $   --    $   --     $  100     $  100
  Weighted average strike rate  (4.0 - 5.9%)      4.2%       --        --       --        --        --        4.2%       4.2%
  Fair value                                                                                               $   --     $   --

  Notional value                                $  --      $ --    $   --   $   --    $   --    $   65     $   65     $   65
  Weighted average strike rate (6.0 - 7.9%)        --        --        --       --        --       7.0%       7.0%       7.0%
  Fair value                                                                                               $    7     $    5
Issued
  Notional value                                $  --      $ 10    $   10   $   36    $   68    $  116     $  240     $  263
  Weighted average strike rate (4.0 - 5.9%)        --       5.1%      4.9%     5.3%      5.4%      5.3%       5.3%       5.3%
  Fair value                                                                                               $   (7)    $   (4)

  Notional value                                $  --      $ --    $   --   $   --    $   --    $   27     $   27     $   27
  Weighted average strike rate (6.0 - 7.9%)        --        --        --       --        --       7.8%       7.8%       7.8%
  Fair value                                                                                               $   (4)    $   (3)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1998       1997
INTEREST RATE FLOORS - CMT BASED                 1999      2000       2001   2002      2003   Thereafter    TOTAL      Total
--------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $  --     $ 100      $  --   $  --    $ 150    $    --    $   250      $550
  Weighted average strike rate (4.0 - 5.9%)        --       5.8%        --      --      5.5%        --        5.6%      5.7%
  Fair value                                                                                              $     8      $  4

  Notional value                                $  40     $  10      $  --   $  --    $  --    $    --    $    50      $631
  Weighted average strike rate (6.0 - 7.9%)       6.5%      6.0%        --      --       --         --        6.4%      6.1%
  Fair value                                                                                              $     1      $  9
Issued
  Notional value                                $  --     $  --      $  --   $  --    $  --    $    --    $    --      $540
  Weighted average strike rate  (4.0 - 5.9%)       --        --         --      --       --         --         --       5.0%
  Fair value                                                                                              $    --      $ (2)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                1998      1997
INTEREST RATE FUTURES             1999      2000      2001      2002      2003     Thereafter   TOTAL     Total
---------------------------------------------------------------------------------------------------------------
Long
  Contract amount / Notional     $   12    $  --      $  --     $  --     $  --      $  --     $   12    $   19
  Weighted average settlement
  price                          $  106    $  --      $  --     $  --     $  --      $  --     $  106    $  121
Short
  Contract amount / Notional     $  220    $  20      $  --     $  --     $  --      $  --     $  240    $   50
  Weighted average settlement
  price                          $  127    $  95      $  --     $  --     $  --      $  --     $  124    $   94
---------------------------------------------------------------------------------------------------------------

Note: Fair value is not applicable.

LIFE INSURANCE LIABILITY CHARACTERISTICS

Hartford Life's insurance liabilities, other than non-guaranteed separate accounts, are primarily related to accumulation vehicles such as fixed or variable annuities and investment contracts and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate -- Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder's choice of guarantee period.

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited -- Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of the Company's variable annuity products. Liability duration is short- to intermediate-term.

Other Insurance Products

Long-term Pay Out Liabilities -- Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally 6 to 10 years.

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

 Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1998 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1997.

(Dollars in billions)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  1998      1997
   DESCRIPTION (1)                        1999        2000        2001        2002        2003    Thereafter      TOTAL     Total
----------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles   $ 2.1       $ 1.8       $ 1.3       $ 0.7       $ 1.4       $ 3.6       $10.9      $12.7
  Weighted average credited rate           6.6%        7.0%        6.8%        6.4%        5.4%        7.0%        6.6%       6.8%
Indexed asset accumulation vehicles      $ 0.2       $ 0.1       $  --       $  --       $  --       $  --       $ 0.3      $ 0.2
  Weighted average credited rate           5.2%        5.1%         --          --          --          --         5.1%       5.9%
Interest credited asset
   accumulation vehicles                 $ 5.0       $ 0.7       $ 0.9       $ 0.6       $ 0.5       $ 5.6       $13.3      $10.8
  Weighted average credited rate           5.9%        5.7%        5.7%        5.9%        5.9%        5.9%        5.9%       5.8%
Long-term pay out liabilities            $ 0.4       $ 0.4       $ 0.2       $ 0.2       $ 0.2       $ 1.3       $ 2.7      $ 2.3
Short-term pay out liabilities           $ 0.7       $  --       $  --       $  --       $  --       $  --       $ 0.7      $ 0.5
----------------------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 1998 and 1997, the fair value of the Company's investment contracts, including guaranteed separate accounts, was $21.7 billion and $21.9 billion, respectively.

CURRENCY EXCHANGE RISK

Hartford Life's international holdings as of December 31, 1998 totaled approximately $100, which are primarily located in Latin America and are inherently affected by currency fluctuations. The Company's primary currency exposure relates to the Brazilian real and the Argentine peso and is not expected to have a material impact on the Company's liquidity or financial condition.

SENSITIVITY TO CHANGES IN INTEREST RATES

For liabilities whose cash flows are not substantially affected by changes in interest rates (fixed liabilities) and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represent approximately 60% of the Company's general and guaranteed separate account liabilities at both December 31, 1998 and 1997. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                                              CHANGE IN NET ECONOMIC
                                                       VALUE
                                              ------------------------
                     Basis Point Shift           -100        +100
                     -------------------------------------------------
                     DECEMBER 31, 1998
                       Amount                 $     7     $    (16)
                       Percent of liability
                       value                     0.05%        (0.1)%
                     -------------------------------------------------
                     DECEMBER 31, 1997

                       Amount                 $     5     $    (10)
                       Percent of liability
                       value                     0.03%       (0.06)%
                     -------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $2.2 billion, $1.5 billion and $837 as of December 31, 1998, 1997 and 1996, respectively. The capital structure of Hartford Life consists of debt and equity, and is summarized as follows:

                                                           1998       1997       1996
--------------------------------------------------------------------------------------
Short-term debt                                           $   --     $   50     $   --
Long-term debt                                               650        650         --
Company obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  parent junior subordinated debentures (TruPS)              250         --         --
Allocated advances from parent                                --         --        893
--------------------------------------------------------------------------------------
    TOTAL DEBT                                            $  900     $  700     $  893
--------------------------------------------------------------------------------------
Equity excluding net unrealized capital gains on
securities, net of tax                                    $2,230     $1,907     $1,245
Net unrealized capital gains on securities, net of tax       263        237         29
--------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                            $2,493     $2,144     $1,274
--------------------------------------------------------------------------------------
    TOTAL CAPITALIZATION (1)                              $3,130     $2,607     $2,138
--------------------------------------------------------------------------------------
Debt to equity (1)                                            40%        37%        72%
Debt to capitalization (1)                                    29%        27%        42%
--------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains on securities, net of tax.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains on securities, net of tax, increased $523, or 20%, in 1998 and $469, or 22%, in 1997. In 1998, the increase was primarily the result of net income of $386 and the issuance of TruPS of $250, which were partially offset by the retirement of $50 in commercial paper, dividends declared of $50 and the repurchase of treasury stock, net of reissuances, of $8. In 1997, the increase was primarily the result of net income of $306 and net proceeds from the IPO of $687, which were partially offset by a net reduction in debt of $193 and dividends of $341. As a result, both the debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains on securities, net of tax) increased to 40% and 29% as of December 31, 1998, respectively, from 37% and 27% as of December 31, 1997, respectively.

INITIAL PUBLIC OFFERING

For a discussion of Hartford Life's IPO, see Note 3 of Notes to Consolidated Financial Statements.

DEBT

For a discussion of Debt, see Note 7 of Notes to Consolidated Financial Statements.

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

For a discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures, see Note 8 of Notes to Consolidated Financial Statements.

DIVIDENDS

In 1998, a total of $50 in dividends was declared to holders of Class A and Class B Common Stock. See "Debt" discussion above for 1997 dividend payments made prior to the IPO.

Dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of the regulatory restrictions discussed in Liquidity Requirements below.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, primarily relies on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (primarily debt obligations) and pay stockholder dividends. Hartford Life, Inc. received dividends from its regulated life insurance subsidiaries of $76 in 1998. Statutory net income and statutory capital and surplus, key determinants in the amount of dividend capacity available in the insurance company subsidiaries, has grown significantly over the past several years.

Statutory net income was $265 in 1998, 19% higher than in 1997 and more than three and one-half times the level in 1994. Statutory capital and surplus as of December 31, 1998 was $2.0 billion, more than 50% above the level as of December 31, 1996.

TREASURY STOCK

During 1998, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 285,000 shares of its Class A Common Stock in the open market at a total cost of $15. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase additional shares of its Class A Common Stock to make shares available for its various employee stock-based benefit plans.

RATINGS

The following table summarizes Hartford Life's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 17, 1999:


                                                  DUFF &           STANDARD &
                                      A.M. BEST   PHELPS  MOODY'S   POOR'S
             ----------------------------------------------------------------
             INSURANCE RATINGS
             Hartford Life Insurance      A+       AA+      Aa3       AA
             Company
             Hartford Life and            A+       AA+      Aa3       AA
             Accident
             Hartford Life and            A+       AA+      Aa3       AA
             Annuity
             ----------------------------------------------------------------
             OTHER RATINGS
             Hartford Life, Inc.
               Senior debt                a+       A+        A2        A
               Commercial paper           -        D-1      P-1       A-1
             Hartford Life Capital I
               Trust preferred            a+        A        a2      BBB+
             securities
             ----------------------------------------------------------------

Ratings are an important factor in establishing the competitive position of an insurance company such as Hartford Life. There can be no assurance that the Company's ratings will continue for any given period of time or that they will not be changed. In the event that the Company's ratings are downgraded, the level of sales or the persistency of the Company's block of in force business may be adversely impacted.

LIQUIDITY REQUIREMENTS

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and bank borrowings. The principal sources of funds are premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service its debt.

Dividends to Hartford Life, Inc. from its subsidiaries are subject to restriction. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Hartford Life and Accident (HLA), a direct subsidiary of the Company, adheres to these laws, which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which together with other dividends or distributions made within the preceding twelve months, exceeds the greater of
(i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company without prior approval in 1999 is estimated to be $201.

The insurance holding company laws of the other jurisdictions in which Hartford Life's insurance subsidiaries are incorporated or deemed commercially domiciled generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, Hartford Life carries a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company's investment objectives and strategies, see the Investments section.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) adopted regulations establishing minimum capitalization requirements based on Risk-Based Capital
(RBC) formulas for life insurance companies (effective December 31, 1993). The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the major life insurance subsidiaries are in excess of 200% as of December 31, 1998.

CASH FLOW

                                      1998        1997      1996
-----------------------------------------------------------------
Cash provided by operating
  activities                          $ 667     $ 1,147     $ 338
Cash provided by (used for)
  investing activities                   87        (650)       58
Cash used for financing activities     (803)       (480)     (394)
Cash - end of year                       36          88        72
-----------------------------------------------------------------

In 1998, the change in cash provided by operating activities was primarily the result of timing in the settlement of receivables and payables as well as an increase in income taxes paid. The change in cash provided by or used for investing activities primarily reflects a decrease in policy loans resulting from the reduction of COLI account values in conjunction with the decline of the block of leveraged COLI offset by the investment of cash from operating and financing activities. The change in cash used for financing activities was primarily due to declines in GIC and COLI account values as well as proceeds from the IPO in May 1997, partially offset by changes in debt, dividends paid and proceeds from the TruPS offering.

During 1997, cash provided by operating activities increased from the prior year due primarily to growth in the Individual Life segment and the Employee Benefits segment. The change in cash used for investing activities primarily reflects the investment of cash from operating activities. The change in cash used for financing activities was primarily due to declines in investment-type contracts and changes in debt and dividends paid to the Company's parent, which were partially offset by proceeds from the IPO.

Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

PURCHASES OF AFFILIATES AND OTHER

Planco -- On August 26, 1998, the Company completed the purchase of all outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"). PLANCO, a primary distributor of the Company's annuities and mutual funds, is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life's fixed and variable annuities, mutual funds and single premium variable life insurance, as well as providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. The acquisition has been accounted for as a purchase and accordingly, the results of PLANCO's operations have been included in the Company's consolidated financial statements from the closing date of the transaction.

MBL Recapture -- On November 10, 1998, the Company recaptured an in force block of COLI business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life), as well as purchased the outstanding interest in International Corporate Marketing Group, Inc. (ICMG), which was previously 40% owned by MBL Life. The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those polices back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. The MBL Recapture has been recorded retroactive to January 1, 1998 with respect to results of operations. The transaction resulted in a decrease in reinsurance recoverables of $4.5 billion with an offset primarily in policy loans and other investments.

REGULATORY INITIATIVES AND CONTINGENCIES

LEGISLATIVE INITIATIVES

Although the Federal government does not directly regulate the insurance business, Federal initiatives often have an impact on the insurance industry in a variety of ways. Current and proposed Federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 1999 Federal Budget Proposal currently contains certain recommendations for modifying tax rules related to the treatment of COLI by contractholders which, if enacted as described, could have a material adverse impact on the Company's sales of these products. The budget proposal also includes provisions which would result in a significant increase in the "DAC tax" on certain of the Company's products and would apply a tax to the Company's policyholder surplus account. (For further discussion on policyholder surplus accounts and related tax treatment as of December 31, 1998, see Note 14 of Notes to Consolidated Financial Statements.) It is too early to determine whether these tax proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

INSOLVENCY FUND

See Note 16 (b) of Notes to Consolidated Financial Statements.

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

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that Hartford Life's domiciliary state will adopt the SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of Hartford Life.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products.

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

The integrity and reliability of Hartford Life's IT systems, as well as the reliability of its non-IT systems, are integral aspects of Hartford Life's business. Hartford Life issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive data, such as policy expiration dates, birth dates and premium payment dates. In addition, various IT systems support communications and other systems that integrate Hartford Life's various business segments and field offices, including Hartford Life's foreign operations. Hartford Life also has business relationships with numerous third parties that affect virtually all aspects of Hartford Life's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers and other distributors of financial products, many of which provide date sensitive data to Hartford Life, and whose operations are important to Hartford Life's business.

Internal Year 2000 Efforts and Timetable

Beginning in 1990, Hartford Life began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of Hartford Life's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, Hartford Life substantially completed initiatives (1) through
(4) of its internal Year 2000 efforts. Hartford Life has begun initiative (5) and management currently anticipates that such activity will continue into the fourth quarter of 1999.

Third Party Year 2000 Efforts and Timetable

Hartford Life's Year 2000 efforts include assessing the potential impact on Hartford Life of third parties' Year 2000 readiness. Hartford Life's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life, including, without limitation, insurance agents, brokers, third party administrators, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life has completed the first third party initiative and, as of early 1999, had substantially completed evaluating third party responses received. Hartford Life has begun conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life does not have control over these third parties and, as a result, Hartford Life cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The costs of Hartford Life's Year 2000 program that were incurred through the year ended December 31, 1997 were not material to Hartford Life's financial condition or results of operations. The after-tax costs of Hartford Life's Year 2000 efforts for the year ended December 31, 1998 were approximately $4. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be less than $10. These costs are being expensed as incurred.

Risks and Contingency Plans

If significant Year 2000 problems arise, including problems arising with third parties, failures of IT and non-IT systems could occur, which in turn could result in substantial interruptions in Hartford Life's business. In addition, Hartford Life's investing activities are an important aspect of its business and Hartford Life may be exposed to the risk that issuers of investments held by it will be adversely impacted by Year 2000 issues. Given the uncertain nature of Year 2000 problems that may arise, especially those related to the readiness of third parties discussed above, management cannot determine at this time whether the consequences of Year 2000 related problems that could arise will have a material impact on Hartford Life's financial condition or results of operations.

Hartford Life is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. These contingency plans are being developed based on, among other things, known or reasonably anticipated circumstances and potential vulnerabilities. The contingency planning also includes assessing the dependency of Hartford Life's business on third parties and their Year 2000 readiness. Hartford Life currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. However, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life during the three most recent fiscal years.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Capital Markets Risk Management section of the Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HARTFORD LIFE

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 1999 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by Hartford Life with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors" and "The Board of Directors and Its Committees" and is incorporated herein by reference. Additional information required by Item 10 regarding Hartford Life's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of Hartford Life" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is set forth in the Proxy Statement under the captions "Compensation of Executive Officers", "The Board of Directors and its Committees - Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 is set forth in the Proxy Statement under the caption "Stock Ownership of Directors, Executive Officers and Certain Shareholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is set forth in the Proxy Statement under the caption "Certain Relationships with The Hartford" and is incorporated herein by reference.

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

(b) Reports on Form 8-K - None.

(c) See Item 14(a)(3).

(d) See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                            Page(s)
Report of Management                                                                         F-1
Report of Independent Public Accountants                                                     F-2
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996       F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997                                 F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996                                                          F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
   1997 and 1996                                                                             F-6
Notes to Consolidated Financial Statements                                                   F-7 - 27
Schedule I -- Summary of Investments - Other Than Investments in Affiliates                  S-1
Schedule II -- Condensed Financial Information of Hartford Life, Inc.                        S-2 - 3
Schedule III -- Supplementary Insurance Information                                          S-4
Schedule IV -- Reinsurance                                                                   S-5
Schedule V -- Valuation and Qualifying Accounts                                              S-6


                              REPORT OF MANAGEMENT


The management of Hartford Life, Inc. (Hartford Life) is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements and other sections of the Annual Report. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly Hartford Life's financial position and results of operations, and, that any other information contained in the Annual Report is consistent with the Consolidated Financial Statements.

Management has made available Hartford Life's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of Hartford Life's Consolidated Financial Statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is Hartford Life's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration Hartford Life's system of internal controls in determining the nature, timing and extent of their audit tests.

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

The Audit Committee of the Board of Directors of Hartford Life (the "Committee"), composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HARTFORD LIFE, INC.:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life, Inc. (Hartford Life) (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1998. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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



                                                      ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 26, 1999

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          For the years ended December 31,
                                                         -----------------------------------
(In millions, except for per share data)                  1998          1997           1996
--------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                        $3,833        $3,163        $ 3,069
Net investment income                                     1,955         1,536          1,534
Net realized capital losses                                  --            --           (219)
--------------------------------------------------------------------------------------------
        TOTAL REVENUES                                    5,788         4,699          4,384
        ------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses            3,227         2,671          2,727
Amortization of deferred policy acquisition costs           441           345            241
Dividends to policyholders                                  330           241            635
Interest expense                                             58            58             55
Other expenses                                            1,147           904            695
--------------------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES               5,203         4,219          4,353
        ------------------------------------------------------------------------------------

        INCOME BEFORE INCOME TAX EXPENSE                    585           480             31
Income tax expense                                          199           174              7
--------------------------------------------------------------------------------------------

        NET INCOME                                       $  386        $  306        $    24
        ------------------------------------------------------------------------------------

Basic earnings per share (1)                             $ 2.76        $ 2.28        $  0.19
Diluted earnings per share (1)                           $ 2.75        $ 2.28        $  0.19
--------------------------------------------------------------------------------------------

Weighted average common shares outstanding (1)            140.0         134.0          125.0
Weighted average common shares outstanding and
  dilutive potential common shares (1)                    140.2         134.1          125.0
--------------------------------------------------------------------------------------------

Cash dividends declared per share (2)                    $ 0.36        $ 0.18        $    --
--------------------------------------------------------------------------------------------

(1) Pro forma in 1997 and 1996; see Note 10 of Notes to Consolidated Financial Statements for further explanation.

(2) Cash dividends declared exclude amounts paid to the Company's parent prior to the Company's Initial Public Offering (May 22, 1997).


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HARTFORD LIFE, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                         As of December 31,
                                                                     ---------------------------
(In millions, except for share data)                                   1998              1997
------------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value
  (amortized cost of $17,271 and $16,475)                            $  17,692         $  16,848
Equity securities, at fair value                                           140               181
Policy loans, at outstanding balance                                     6,687             3,759
Other investments, at cost                                                 363               182
------------------------------------------------------------------------------------------------
   Total investments                                                    24,882            20,970
Cash                                                                        36                88
Premiums receivable and agents' balances                                   166               147
Reinsurance recoverables                                                   900             5,765
Deferred policy acquisition costs                                        3,842             3,361
Deferred income tax                                                        456               397
Other assets                                                             1,112               890
Separate account assets                                                 90,628            69,362
------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                $ 122,022         $ 100,980
         =======================================================================================

LIABILITIES
Future policy benefits                                               $   5,717         $   4,939
Other policyholder funds                                                19,767            21,139
Short-term debt                                                             --                50
Long-term debt                                                             650               650
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior
  subordinated debentures                                                  250                --
Other liabilities                                                        2,517             2,696
Separate account liabilities                                            90,628            69,362
------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                 119,529            98,836
    --------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Class A common stock - 600,000,000 shares authorized;
   26,077,320 and 26,061,837 shares issued, par value $0.01                 --                --
Class B common stock - 600,000,000 shares authorized;
   114,000,000 shares issued and outstanding, par value $0.01                1                 1
Capital surplus                                                          1,281             1,283
Treasury stock, at cost - 161,984 and 35,684 shares                         (9)               (1)
Accumulated other comprehensive income
   Net unrealized capital gains on securities, net of tax                  263               237
   Cumulative translation adjustments                                       (7)               (4)
                                                                     ---------------------------
  Total accumulated other comprehensive income                             256               233
                                                                     ---------------------------
Retained earnings                                                          964               628
------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                          2,493             2,144
     -------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 122,022         $ 100,980
         ---------------------------------------------------------------------------------------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED OTHER
                                                                                COMPREHENSIVE INCOME
                                                                             ------------------------
                                                                                 NET
                                                                              UNREALIZED
                                                                               CAPITAL
                                                                                GAINS
                                                                               (LOSSES)
                                    CLASS A   CLASS B              TREASURY      ON          CUMULATIVE                  TOTAL
                                    COMMON    COMMON     CAPITAL     STOCK,   SECURITIES,   TRANSLATION    RETAINED     STOCKHOLDERS
(In millions)                         STOCK     STOCK     SURPLUS    AT COST   NET OF TAX    ADJUSTMENTS     EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
1998

Balance, December 31, 1997            $  --      $1      $ 1,283       $ (1)      $ 237        $(4)        $ 628        $ 2,144
Comprehensive income
Net income                               --       -           --         --          --         --           386            386
                                                                                                                        -------
Other comprehensive income, net of
  tax (1)
    Changes in net unrealized
    capital gains on securities (2)      --       -           --         --          26         --            --             26
     Cumulative translation
     adjustments                         --       -           --         --          --         (3)           --             (3)
                                                                                                                        -------
Total other comprehensive income                                                                                             23
                                                                                                                        -------
    Total comprehensive income                                                                                              409
                                                                                                                        -------
Dividends                                --       -           --         --          --         --           (50)           (50)
Issuance of shares under incentive
  and stock purchase plans               --       -           (2)         7          --         --            --              5
Treasury stock acquired                  --       -           --        (15)         --         --            --            (15)
----------------------------------------------------------------------------------------------------------------------------------
     BALANCE, DECEMBER 31, 1998       $  --      $1      $ 1,281       $ (9)      $ 263        $(7)        $ 964        $ 2,493
----------------------------------------------------------------------------------------------------------------------------------

1997

Balance, December 31, 1996            $  --      $-      $   585       $ --       $  29        $(3)        $ 663        $ 1,274
Comprehensive income
Net income                               --       -           --         --          --         --           306            306
                                                                                                                        -------
Other comprehensive income, net of
  tax (1) Changes in net unrealized
  capital gains on securities (2)         --       -           --         --         208         --            --           208
     Cumulative translation
       adjustments                        --       -           --         --          --         (1)           --            (1)
                                                                                                                        -------
Total other comprehensive income                                                                                            207
                                                                                                                        -------
    Total comprehensive income                                                                                              513
                                                                                                                        -------
Issuance of Class A Common Stock         --       -          687         --          --         --            --            687
Conversion to Class B Common Stock       --       1           (1)        --          --         --            --             --
Capital contribution                     --       -           12         --          --         --            --             12
Dividends                                --       -           --         --          --         --          (341)          (341)
Issuance of shares under incentive
and
     stock purchase plans                --       -           --          3          --         --            --              3
Treasury stock acquired                  --       -           --         (4)         --         --            --             (4)
----------------------------------------------------------------------------------------------------------------------------------
     BALANCE, DECEMBER 31, 1997       $  --      $1      $ 1,283       $ (1)      $ 237        $(4)        $ 628        $ 2,144
----------------------------------------------------------------------------------------------------------------------------------

1996

Balance, December 31, 1995            $  --      $-      $   585       $ --       $ (44)       $(3)        $ 639        $ 1,177
Comprehensive income
Net income                               --       -           --         --          --         --            24             24
                                                                                                                        -------
Other comprehensive income, net of
 tax (1)
    Changes in net unrealized
     capital gains
     (losses) on securities (2)          --       -           --         --          73         --            --             73
                                                                                                                        -------
Total other comprehensive income                                                                                             73
                                                                                                                        -------
    Total comprehensive income                                                                                               97
----------------------------------------------------------------------------------------------------------------------------------
     BALANCE, DECEMBER 31, 1996       $  --      $-      $   585       $ --       $  29        $(3)        $ 663        $ 1,274
----------------------------------------------------------------------------------------------------------------------------------

(1) Net unrealized capital gains on securities is reflected net of tax of $14, $112 and $39 as of December 31, 1998, 1997 and 1996, respectively. There is no tax effect on cumulative translation adjustments.

(2) There was no reclassification adjustment for after-tax gains (losses) realized in net income for the years ended December 31, 1998 and 1997. December 31, 1996 is net of a $142 reclassification adjustment for after-tax losses realized in net income.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the years ended December 31,
                                                                                 ----------------------------------------
(In millions)                                                                      1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $   386         $   306         $    24
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES
Depreciation and amortization                                                          30              23              12
Net realized capital losses                                                            --              --             219
(Increase) decrease in premiums receivable and agents' balances                       (19)             23             (13)
(Decrease) increase in other liabilities                                               (4)            258             433
Change in receivables, payables and accruals                                           67              77               2
Increase (decrease) in accrued taxes                                                   43             143             (90)
(Increase) decrease in deferred income tax                                            (71)             37            (137)
Increase in deferred policy acquisition costs                                        (481)           (561)           (580)
Increase in future policy benefits                                                    778             956             472
Increase in reinsurance recoverables and other related assets                         (62)           (115)             (4)
-------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                       667           1,147             338
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of investments                                                           (7,846)         (8,499)         (7,438)
Sales of investments                                                                6,247           5,360           4,604
Maturity of investments                                                             1,885           2,513           2,890
Purchases of affiliates and other                                                    (199)            (24)              2
-------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                             87            (650)             58
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
(Decrease) increase in short-term debt                                                (50)             50              --
Proceeds from issuance of long-term debt                                               --             650              --
(Decrease) increase in allocated advances from parent                                  --            (893)            115
Proceeds from issuance of company obligated mandatorily
    redeemable preferred securities of subsidiary trust holding solely
    parent junior subordinated debentures                                             250              --              --
Dividends paid                                                                        (38)           (329)            (19)
Net disbursements for investment and universal life-type contracts charged
    against policyholder accounts                                                    (957)           (644)           (490)
Net proceeds from the sale of common stock                                             --             687              --
Acquisition of treasury stock, net                                                     (8)             (1)             --
-------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                         (803)           (480)           (394)
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                       (49)             17               2
Impact of foreign exchange                                                             (3)             (1)             --
Cash - beginning of year                                                               88              72              70
-------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                          $    36         $    88         $    72
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE YEAR FOR
Income taxes                                                                      $   257         $    45         $   166
Interest                                                                          $    54         $    55         $    55

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital contribution                                                              $    --         $    12         $    --
Increase in allocated advances from parent for other assets                       $    --         $    --         $    46

In 1998, due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,546 were exchanged for the fair value of assets comprised of $4,354 in policy loans and $192 in other assets.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Dollar amounts in millions, except for share data, unless otherwise stated)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Hartford Life, Inc. (a Delaware corporation) together with its consolidated subsidiaries ("Hartford Life" or the "Company") is a leading financial services and insurance organization which provides, primarily in the United States, pre- and post-retirement savings and mutual funds, estate planning and employee benefits products. Hartford Life was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company (HLA). Pursuant to an initial public offering ("IPO" or "the Offering") of 26 million shares of the Company's Class A Common Stock on May 22, 1997, Hartford Life became a publicly traded company (see Note 3). The Company is a direct subsidiary of Hartford Accident and Indemnity Company (HA&I) and is ultimately a subsidiary of The Hartford Financial Services Group, Inc. (The Hartford). On December 19, 1995, ITT Industries, Inc. (formerly ITT Corporation) (ITT) distributed all the outstanding shares of capital stock of The Hartford to ITT stockholders of record on such date (the transactions relating to such distribution are referred to herein as the "ITT Spin-off"). As a result of the ITT Spin-off, The Hartford became an independent, publicly traded company. Hartford Life, Inc. is a holding company and as such has no material business of its own.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements present the financial position, results of operations and cash flows of Hartford Life, Inc. and subsidiaries, including HLA, on the basis of historical cost, in a manner similar to pooling of interests accounting. HLA owns all outstanding shares of ITT Hartford Life Insurance Company of Canada, Hartford Financial Services, LLC and Hartford Life Insurance Company, which in turn owns all outstanding shares of Hartford Life and Annuity Insurance Company and Hartford International Life Reassurance Corporation.

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

(b) CHANGES IN ACCOUNTING PRINCIPLES

In November 1998, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 98-15, "Structured Notes Acquired for a Specific Investment Strategy". This EITF issue requires companies to account for structured notes acquired for a specific investment strategy, as a unit. Affected companies that entered into these notes prior to September 25, 1998 are required to either restate prior period financial statements to conform with the prescribed unit accounting model or disclose the related impact on earnings for all periods presented and cumulatively over the life of the instruments had the registrant accounted for the structure as a unit. Based upon recently prescribed current generally accepted accounting principles for such types of transactions entered into after September 24, 1998, there was no additional earnings impact to the Company related to combined structured note transactions. As of December 31, 1998, the Company does not hold any combined structured notes.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new standard establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. SFAS No. 133 will be effective for fiscal years beginning after June 15, 1999. Initial application for Hartford Life will begin for the first quarter of the year 2000. While Hartford Life is currently in the process of quantifying the impact of SFAS No. 133, the Company is reviewing its derivative holdings in order to take actions needed to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. This statement is effective for fiscal years beginning after December 15, 1998 and is not expected to have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of this statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Accordingly, the Company has reported comprehensive income in the Consolidated Statements of Changes in Stockholders' Equity.

In December 1997, the AICPA issued SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments". This SOP provides guidance on accounting by insurance and other enterprises for assessments related to insurance activities. Specifically, the SOP provides guidance on when a guaranty fund or other assessment should be recognized, how to measure the liability, and what information should be disclosed. This SOP will be effective for fiscal years beginning after December 15, 1998. Adoption of SOP 97-3 is not expected to have a material impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The new standard requires public business enterprises to disclose certain financial and descriptive information about reportable operating segments in annual financial statements and in condensed financial statements of interim periods. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker deciding how to allocate resources and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in 1998. For additional information, see Note 17.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement established new standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. For additional information, see Note 10.

On November 14, 1996, the EITF reached a consensus on Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes". This EITF issue requires companies to record income on certain structured securities on a retrospective interest method. The Company adopted EITF No. 96-12 for structured securities acquired after November 14, 1996. Adoption of EITF No. 96-12 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement established criteria for determining whether transferred assets should be accounted for as sales or secured borrowings. Adoption of SFAS No. 125 did not have a material effect on the Company's financial condition or results of operations.

Effective January 1, 1996, Hartford Life adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

The Company's cash flows were not impacted by these changes in accounting principles.

(c) REVENUE RECOGNITION

Revenues for investment products and universal life-type policies consist of policy charges for policy administration, cost of insurance and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance and disability policies are recognized as revenues when they are due from policyholders.

(d) FUTURE POLICY BENEFITS AND OTHER POLICYHOLDER FUNDS

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss and Medicare Supplement, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. Liabilities for universal life-type and investment contracts are stated at policyholder account values before surrender charges.

(e) INVESTMENTS

Hartford Life's investments in fixed maturities include bonds and commercial paper which are considered "available for sale" and accordingly are carried at fair value with the after-tax difference from cost reflected as a component of stockholders' equity designated "net unrealized capital gains (losses) on securities, net of tax". Equity securities, which include common and non-redeemable preferred stocks, are carried at fair values with the after-tax difference from cost reflected in stockholders' equity. Policy loans are carried at outstanding balance which approximates fair value. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred over the expected maturity of the securities, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for additional impairment, if necessary.

(f) DERIVATIVE INSTRUMENTS

Hartford Life uses a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. Hartford Life does not hold or issue derivative instruments for trading purposes. Hartford Life's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA SOP 86-2, "Accounting for Options" and various EITF pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in stockholders' equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. For a discussion of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, see (b) Changes in Accounting Principles.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly and measured based on a rolling three month average, falls outside the 80% to 120% range, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria, including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument they are intended to replicate. Derivative instruments which fail to meet risk management criteria, subsequent to acquisition, are marked to market with the impact reflected in the Consolidated Statements of Income.

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

Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to investment income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in net investment income. Interest rate swaps purchased in anticipation of an asset purchase (anticipatory transaction) are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized capital gain or loss.

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

(g) SEPARATE ACCOUNTS

Hartford Life maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk and rewards, and guaranteed separate account assets, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(h) DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain underwriting expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment charges, mortality and expense margins. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

Acquisition costs and their related deferral are included in the Company's other expenses as follows:

                                                         1998        1997          1996
--------------------------------------------------------------------------------------------
Commissions                                      $     1,202    $   1,073    $      949
Deferred acquisition costs                              (908)        (881)         (836)
Other                                                    853          712           582
--------------------------------------------------------------------------------------------
   Total other expenses                          $     1,147    $     904    $      695
--------------------------------------------------------------------------------------------

(i) CLAIM RESERVES

The following table displays the development of claim reserves (included in future policy benefits on the Consolidated Balance Sheets) resulting primarily from group disability products as of December 31, 1998, 1997 and 1996:


                                                   1998            1997            1996
                                                 ----------------------------------------
CLAIM RESERVES, JANUARY 1                         $ 1,746         $ 1,496         $ 1,254
-----------------------------------------------------------------------------------------
Less: Reinsurance recoverables, January 1              71              53              35
-----------------------------------------------------------------------------------------
Incurred expenses related to:
     Current year                                     902             890             799
     Prior years                                      (48)            (51)            (66)
-----------------------------------------------------------------------------------------
          Total incurred                              854             839             733
-----------------------------------------------------------------------------------------
Paid expenses related to:
     Current year                                     334             274             236
     Prior years                                      382             333             273
-----------------------------------------------------------------------------------------
          Total paid                                  716             607             509
-----------------------------------------------------------------------------------------
Add: Reinsurance recoverables, December 31            125              71              53
-----------------------------------------------------------------------------------------
CLAIM RESERVES, DECEMBER 31                       $ 1,938         $ 1,746         $ 1,496
-----------------------------------------------------------------------------------------

(j) FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholders' equity. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.

(k) DIVIDENDS TO POLICYHOLDERS

Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings on that participating block of business of the life insurance subsidiaries of the Company. The participating insurance in force accounted for 44%, 33% and 25% in 1998, 1997 and 1996, respectively, of total insurance in force.

3.  INITIAL PUBLIC OFFERING

Pursuant to the Offering on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire promissory notes outstanding and the line of credit discussed in Note 7, and the remaining $160 was contributed to the Company's insurance subsidiaries to be used for growth in the Company's core businesses.

The 26 million shares sold in the Offering represented approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. The Hartford owns all of the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders.

On April 3, 1997, the Company reclassified the authorized shares of common stock, par value $0.01 per share, of the Company into Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), and authorized Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and preferred stock, par value $0.01 per share (the "Preferred Stock").

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

4.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                      For the years ended December 31,
                                                                               ----------------------------------------
                                                                                 1998            1997            1996
-----------------------------------------------------------------------------------------------------------------------
(a) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities                                           $ 1,129         $ 1,094         $ 1,040
Interest income from policy loans                                                   789             425             477
Income from other investments                                                        53              35              32
-----------------------------------------------------------------------------------------------------------------------
Gross investment income                                                           1,971           1,554           1,549
Less: Investment expenses                                                            16              18              15
-----------------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                        $ 1,955         $ 1,536         $ 1,534
-----------------------------------------------------------------------------------------------------------------------

(b) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                                $   (31)        $   (11)        $  (214)
Equity securities                                                                    21              12               2
Real estate and other                                                                10              (1)             (4)
Less:  Decrease in liability to policyholders for realized capital gains             --              --              (3)
-----------------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL LOSSES                                                  $    --         $    --         $  (219)
-----------------------------------------------------------------------------------------------------------------------

(c) NET UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized capital gains                                                  $    17         $    22         $     7
Gross unrealized capital losses                                                      (1)             --              (1)
-----------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains                                                         16              22               6
Deferred income tax expense                                                           5               8               2
-----------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains, net of tax                                             11              14               4
Balance - beginning of year                                                          14               4               2
-----------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS ON EQUITY SECURITIES                  $    (3)        $    10         $     2
-----------------------------------------------------------------------------------------------------------------------

(d) NET UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                                  $   546         $   461         $   425
Gross unrealized capital losses                                                    (125)            (88)           (373)
Unrealized capital gains credited to policyholders                                  (32)            (30)            (13)
-----------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains                                                        389             343              39
Deferred income tax expense                                                         137             120              14
-----------------------------------------------------------------------------------------------------------------------
Net unrealized capital gains, net of tax                                            252             223              25
Balance - beginning of year                                                         223              25             (46)
-----------------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES          $    29         $   198         $    71
-----------------------------------------------------------------------------------------------------------------------

(e) FIXED MATURITY INVESTMENTS

                                                                             As of December 31, 1998
                                                            ---------------------------------------------------
                                                                          Gross         Gross
                                                            Amortized   Unrealized    Unrealized
                                                              Cost         Gains        Losses       Fair Value
------------------------------------------------------------------------------------- --------------------------
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                 $   164        $  2        $  --         $   166
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset-backed                    1,138          24           (8)          1,154
States, municipalities and political subdivisions              1,107          33           (1)          1,139
International governments                                        497          43          (10)            530
Public utilities                                                 935          37           (3)            969
All other corporate including international                    6,170         320          (47)          6,443
All other corporate - asset backed                             4,654          74          (47)          4,681
Short-term investments                                         2,017           1           (1)          2,017
Certificates of deposit                                          584          12           (8)            588
Redeemable preferred stock                                         5           -            -               5
--------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                     $17,271        $546        $(125)        $17,692
-------------------------------------------------------------------------------------------------------------


                                                                               As of December 31, 1997
                                                            -------------------------------------------------------------
                                                                                 Gross          Gross
                                                              Amortized        Unrealized     Unrealized
                                                                 Cost            Gains          Losses         Fair Value
-------------------------------------------------------------------------------------------------------------------------
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                    $   239           $  3           $ (1)           $   241
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset-backed                       1,366             70            (36)             1,400
States, municipalities and political subdivisions                   429             10             (1)               438
International governments                                           472             33             (3)               502
Public utilities                                                    989             30             (3)             1,016
All other corporate including international                       6,058            252            (29)             6,281
All other corporate - asset backed                                4,855             53            (10)             4,898
Short-term investments                                            1,394             --             --              1,394
Certificates of deposit                                             668             10             (5)               673
Redeemable preferred stock                                            5             --             --                  5
------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                        $16,475           $461           $(88)           $16,848
------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of fixed maturity investments as of December 31, 1998 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.

MATURITY                                      Amortized Cost         Fair Value
--------------------------------------------------------------------------------
One year or less                                $ 3,297               $ 3,319
Over one year through five years                  5,326                 5,404
Over five years through ten years                 4,008                 4,125
Over ten years                                    4,640                 4,844
--------------------------------------------------------------------------------
     TOTAL                                      $17,271               $17,692
--------------------------------------------------------------------------------

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1998, 1997 and 1996 resulted in proceeds of $4.4 billion, $5.2 billion and $4.0 billion, gross realized capital gains of $121, $175 and $102, gross realized capital losses (including writedowns) of $152, $186 and $316, respectively. In 1996, gross realized capital losses includes an other than temporary impairment of $137 related to the Company's block of guaranteed investment contract business written prior to 1995, which could not recover to amortized cost prior to sale. Sales of equity security investments for the years ended December 31, 1998, 1997 and 1996 resulted in proceeds of $39, $132 and $74 and gross realized capital gains of $21, $12 and $2, respectively, and no gross realized capital losses for all periods.

(f) CONCENTRATION OF CREDIT RISK

The Company is not exposed to any significant concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholders' equity.

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

The Company maintains a derivatives counterparty exposure policy which establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to Hartford Life based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and Hartford Life's Finance Committee of the Board of Directors. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments), totaled $7.6 billion and $7.7 billion ($4.9 billion and $5.6 billion related to the Company's investments, $2.7 billion and $2.1 billion on the Company's liabilities) as of December 31, 1998 and 1997, respectively.

The tables below provide a summary of derivative instruments held by Hartford Life as of December 31, 1998 and 1997, segregated by major investment and liability category:

                  1998                                                      AMOUNT HEDGED (NOTIONAL AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Total                   Purchased           Interest    Foreign     Total
                                                      Carrying     Issued Caps    Caps &   Futures    Rate      Currency   Notional
ASSETS HEDGED                                           Value       & Floors      Floors     (2)      Swaps     Swaps (3)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities (excluding
  inverse floaters and anticipatory)                    $ 5,811      $    --       $203      $ 3      $1,084      $ --       $1,290
Inverse floaters (1)                                         24           44         55       --          --        --           99
Anticipatory (4)                                             --           --         --       --         712        --          712
Other bonds and notes                                     9,738          461        597       18       1,599        93        2,768
Short-term investments                                    2,119           --         --       --          --        --           --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                              17,692          505        855       21       3,395        93        4,869
Equity securities, policy loans and
  other investments                                       7,190           --         --       --          --        --           --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                                  $24,882          505        855       21       3,395        93        4,869
     OTHER POLICYHOLDER FUNDS                           $19,767        1,100         50       --       1,592        --        2,742
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE                   $ 1,605       $905      $21      $4,987      $ 93       $7,611
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE                       $    (6)      $ 19      $--      $   55      $ (7)      $   61
-----------------------------------------------------------------------------------------------------------------------------------

                  1997                                                      AMOUNT HEDGED (NOTIONAL AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Total                   Purchased           Interest    Foreign     Total
                                                      Carrying     Issued Caps    Caps &   Futures    Rate      Currency   Notional
ASSETS HEDGED                                           Value       & Floors      Floors     (2)      Swaps     Swaps (3)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities  (excluding
  inverse floaters and anticipatory)                   $ 6,222     $   500       $1,419      $28      $  343      $ --       $2,290
Inverse floaters (1)                                        75          47           80       --          25        --          152
Anticipatory (4)                                            --          --           --       19         236        --          255
Other bonds and notes                                    9,156         497          596       22       1,721        94        2,930
Short-term investments                                   1,395          --           --       --          --        --           --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                             16,848       1,044        2,095       69       2,325        94        5,627
Equity securities, policy loans and
  other investments                                      4,122          --           --       --          --        --           --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                                 $20,970       1,044        2,095       69       2,325        94        5,627
     OTHER POLICYHOLDER FUNDS                          $21,139          10          150       --       1,889        --        2,049
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - NOTIONAL VALUE                 $ 1,054       $2,245      $69      $4,214      $ 94       $7,676
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS - FAIR VALUE                     $    (8)      $   23      $--      $   37      $ (6)      $   46
-----------------------------------------------------------------------------------------------------------------------------------

(1) Inverse floaters are variations of collateralized mortgage obligations (CMO's) for which the coupon rates move inversely with an index rate such as the London Interbank Offered Rate (LIBOR). The risk to principal is considered negligible as the underlying collateral for the securities is guaranteed or sponsored by government agencies. To address the volatility risk created by the coupon variability, the Company uses a variety of derivative instruments, primarily interest rate swaps, caps and floors.

(2) As of December 31, 1998 and 1997, approximately 5% and 59%, respectively, of the notional futures contracts expire within one year.

(3) As of December 31, 1998 and 1997, approximately 11% and 16%, respectively, of foreign currency swaps expire within one year.

(4) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1998, the Company had $0.6 of deferred gains for interest rate swaps. Hartford Life expects to basis adjust the entire gain in 1999. As of December 31, 1997, the Company had $2.7 of net deferred gains for futures and interest rate swaps which were basis adjusted in 1998.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 1998 and 1997:

                                December 31, 1997                                   Maturities/            December 31,
                                Notional Amount             Additions             Terminations (1)     1998 Notional Amount
---------------------------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                                 $1,265                   $1,000                   $  338                   $1,927
Floors                                1,899                       --                    1,316                      583
Swaps/Forwards                        4,308                    2,570                    1,798                    5,080
Futures                                  69                       32                       80                       21
Options                                 135                       50                      185                       --
---------------------------------------------------------------------------------------------------------------------------
   TOTAL                             $7,676                   $3,652                   $3,717                   $7,611
---------------------------------------------------------------------------------------------------------------------------

BY STRATEGY
Liability                            $2,049                   $1,359                   $  666                   $2,742
Anticipatory                            255                      652                      195                      712
Asset                                 2,454                    1,396                      936                    2,914
Portfolio                             2,918                      245                    1,920                    1,243
---------------------------------------------------------------------------------------------------------------------------
   TOTAL                             $7,676                   $3,652                   $3,717                   $7,611
---------------------------------------------------------------------------------------------------------------------------

(1) During 1998, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts. Hartford Life uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.

For policy loans, carrying amounts approximate fair value.

Fair value for other invested assets primarily consists of partnerships and trusts that are based on external market valuations from partnership and trust management as well as mortgage loans where carrying amounts approximate fair value.

Other policyholder funds fair value information is determined by estimating future cash flows, discounted at the current market rate.

Fair value for long-term debt and TruPS (represents company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures) is based on external valuation using discounted future cash flows at current market interest rates.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is validated through periodic comparison to dealer quoted prices.

The carrying amount and fair values of Hartford Life's financial instruments as of December 31, 1998 and 1997 were as follows:

                                                          1998                                      1997
                                         ---------------------------------          -----------------------------------
                                         Carrying Amount        Fair Value          Carrying Amount          Fair Value
-----------------------------------------------------------------------------------------------------------------------
ASSETS
  Fixed maturities                           $17,692               $17,692               $16,848               $16,848
  Equity securities                              140                   140                   181                   181
  Policy loans                                 6,687                 6,687                 3,759                 3,759
  Other investments                              363                   413                   182                   232
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES
  Other policyholder funds (1)               $11,723               $11,740               $11,769               $11,755
  Short-term debt                                 --                    --                    50                    50
  Long-term debt                                 650                   710                   650                   674
  TruPS                                          250                   254                    --                    --
-----------------------------------------------------------------------------------------------------------------------

(1) Excludes corporate owned life insurance and universal life insurance contracts.

6.  SEPARATE ACCOUNTS

Hartford Life maintained separate account assets and liabilities totaling $90.6 billion and $69.4 billion as of December 31, 1998 and 1997, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $80.6 billion and $58.7 billion as of December 31, 1998 and 1997, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $10.0 and $10.7 billion as of December 31, 1998 and 1997, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $1.8 billion and $1.9 billion as of December 31, 1998 and 1997, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $908, $699 and $538 in 1998, 1997 and 1996, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% and 6.5% as of December 31, 1998 and 1997, respectively. The assets that support these liabilities were comprised of $9.8 billion and $10.4 billion in fixed maturities as of December 31, 1998 and 1997, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $41 and $119 in carrying value and $3.6 billion and $3.2 billion in notional amounts as of December 31, 1998 and 1997, respectively.

7.  DEBT

                                             1998                                      1997
                                        --------------------------------------------------------------------------------
                                                       Weighted Average                                Weighted Average
                                        Amount         Interest Rate (1)               Amount          Interest Rate (1)
------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
   Commercial paper                     $   -                --                        $    50              5.8%
------------------------------------------------------------------------------------------------------------------------
         TOTAL SHORT-TERM DEBT          $   -                --                        $    50              5.8%
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT
   Notes, due 2004                      $   200             7.0%                        $   200              7.0%
   Notes, due 2007                          200             7.2%                            200              7.2%
   Notes, due 2027                          250             7.8%                            250              7.8%
------------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT           $   650             7.4%                        $   650              7.4%
------------------------------------------------------------------------------------------------------------------------

(1) Represents the weighted average effective interest rate at the end of the period.

On February 7, 1997, Hartford Life declared a dividend of $1,184 payable to HA&I. The Company borrowed $1,084 on February 18, 1997, pursuant to a $1,300 line of credit, with interest payable at the two-month Eurodollar rate plus 15 basis points, which, together with a promissory note in the amount of $100, was paid as a dividend to HA&I on February 20, 1997. Of the $1,184 dividend, $893 constituted a repayment of the portion of the Company's third party indebtedness internally allocated, for financial reporting purposes, to the Company's life insurance subsidiaries (the "Allocated Advances"). Such Allocated Advances were not treated as liabilities or indebtedness for tax and statutory accounting purposes. Cash received in respect to Allocated Advances was used to support the growth of the life insurance subsidiaries and was treated as surplus for statutory accounting purposes. In addition, on April 4, 1997, the Company declared and paid a dividend of $25 to its parent in the form of a promissory note. Subsequently, $12 of this note was forgiven and treated as a capital contribution from HA&I.

On February 14, 1997, Hartford Life filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. On June 12, 1997, the Company issued $650 of unsecured redeemable long-term debt in the form of notes and debentures. Of this amount, $200 was in the form of 6.90% notes due June 15, 2004, $200 of 7.10% notes due June 15, 2007, and $250 of 7.65%
debentures due June 15, 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1997. The Company also issued $50 of short-term debt in the form of commercial paper which was repaid in the second quarter of 1998. Of the proceeds from this issuance, $670 was used to retire the remaining balance on the $1,300 line of credit with the remainder being used to fund business growth. Subsequently, the Company reduced the capacity of its line of credit from $1,300 to $250.

On June 8, 1998, Hartford Life filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities. After the issuance of the Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding solely Parent Junior Subordinated Debentures on June 29, 1998, discussed below, Hartford Life had $750 remaining on this shelf registration as of December 31, 1998.

Interest expense related to short- and long-term debt totaled $49 and $58 for 1998 and 1997, respectively.

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

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

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I's assets, which consist solely of the Junior Subordinated Debentures. Hartford Life owns all of the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinate Debentures at maturity or upon earlier redemption. Hartford Life has the right to redeem the Junior Subordinated Debentures on or after June 30, 2003 or earlier upon the occurrence of certain events. Holders of Series A Preferred Securities generally have no voting rights.

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

Hartford Life has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and Hartford Life may not declare or pay any cash dividends or distributions on, or purchase, Hartford Life's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. Hartford Life has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent funds are available.

Interest expense with respect to the Series A Preferred Securities totaled approximately $9 in 1998.

9.   STOCKHOLDERS' EQUITY

(a)   PREFERRED STOCK

Hartford Life has 50,000,000 shares of preferred stock authorized, $0.01 par value. No shares were issued or outstanding as of December 31, 1998.

(b)   STATUTORY RESULTS

                                    For the years ended December 31,
                             ------------------------------------------------
                                  1998             1997          1996
-----------------------------------------------------------------------------
Statutory net income          $    265         $    223       $    171
-----------------------------------------------------------------------------
Statutory surplus             $  2,010         $  1,672       $  1,320
-----------------------------------------------------------------------------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 1999 is estimated to be $201.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the State of Connecticut. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules.

10.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share", effective December 15, 1997. Basic earnings per share are computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, it is assumed that options are exercised and the proceeds will be assumed to be used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and the number of shares assumed purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to contingency.

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

Pro forma effect has been given for the 1997 and 1996 periods presented for the conversion of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

1998                                                                           Income           Shares         Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE

  Amounts available to common shareholders                                  $       386          140.0     $        2.76
                                                                                                           ------------------------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                                 --            0.2
                                                                            ----------------------------
  Amounts available to common shareholders plus assumed conversions         $       386          140.2     $        2.75
-----------------------------------------------------------------------------------------------------------------------------------


1997                                                                           Income           Shares         Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                  $         306          134.0     $        2.28
                                                                                                             ----------------------
PRO FORMA DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                                   --            0.1
                                                                            ----------------------------
  Amounts available to common shareholders plus assumed conversions         $         306          134.1     $        2.28
-----------------------------------------------------------------------------------------------------------------------------------


1996                                                                           Income           Shares         Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                  $          24          125.0     $        0.19
                                                                                                             ----------------------
PRO FORMA DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                                   --            --
                                                                            ----------------------------
  Amounts available to common shareholders plus assumed conversions         $          24          125.0     $        0.19
-----------------------------------------------------------------------------------------------------------------------------------

If earnings per share was calculated based upon 140 million weighted average shares outstanding for the 1997 and 1996 periods presented (representing the weighted average shares outstanding at the time of the IPO, May 22, 1997), earnings per share would have been $2.18 and $0.17, respectively.

11.  STOCK COMPENSATION PLANS

During the second quarter of 1997, the Company adopted the 1997 Hartford Life, Inc. Incentive Stock Plan (the "Plan"). Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code. The aggregate number of shares of Class A Common Stock which may be awarded in any one year shall be subject to an annual limit. The maximum number of shares of Class A Common Stock which may be granted under the Plan in each year shall be 1.5% of the total issued and outstanding shares of Hartford Life Class A Common Stock and treasury stock as reported in the Annual Report on Form 10-K of the Company for the preceding year plus unused portions of such limit from prior years. In addition, no more than 5 million shares of Class A Common Stock shall be cumulatively available for awards of incentive stock options under the Plan, and no more than 20% of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares.

All options granted have an exercise price equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Certain non-performance based options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant, while the remaining non-performance based options become exercisable over a three year period commencing with the date of grant.

Also included in the Plan are long-term performance awards which become payable upon the attainment of specific performance goals achieved over a three year period.

During the second quarter of 1997, the Company established the Hartford Life, Inc. Employee Stock Purchase Plan (ESPP). Under this plan, eligible employees of Hartford Life may purchase Class A Common Stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 2,700,000 shares of stock to eligible employees. The Company sold 121,943 and 54,316 shares under the ESPP in 1998 and 1997, respectively. The weighted average fair value of the discount under the ESPP was $13.80 per share in 1998 and $9.63 per share in 1997.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretation in accounting for its stock-based compensation plans. Accordingly, in the measurement of compensation expense the Company utilizes the excess of market price over exercise price, on the first date that both the number of shares and award price are known. The Company does not incur compensation expense related to its two stock-based compensation plans. Had compensation cost for the Company's incentive stock plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                       1998            1997
-----------------------------------------------------------------
Net income
  As reported                          $386            $306
  Pro forma (1)                         379             304
-----------------------------------------------------------------
Basic earnings per share
  As reported                         $2.76            $2.28
  Pro forma (1)                        2.71             2.27
-----------------------------------------------------------------
Diluted earnings per share
  As reported                         $2.75            $2.28
  Pro forma (1)                        2.70             2.27
-----------------------------------------------------------------

(1) The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998 and 1997: dividend yield of 1.0% for both 1998 and 1997, expected price variability of 33% for 1998 and 29% for 1997, risk-free interest rates of 4.9% for the 1998 grants and 6.4% for the 1997 grants and expected lives of five years for 1998 and 1997.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 1998 and 1997 and changes during the year ended December 31, 1998 and through the period ended December 31, 1997 is presented below:

                                                                    1998                                    1997
                                                     ---------------------------------------  --------------------------------------
                                                                        Weighted Average                         Weighted Average
                                                          Shares         Exercise Price        Shares              Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                         422,512             $31.54                 --                      --
Granted                                                1,376,375              43.74            450,377                  $31.52
Exercised                                                (15,483)             31.10                 --                      --
Cancelled                                                (17,007)             40.24            (27,865)                  31.31
                                                      ----------                              --------
Outstanding at end of year                             1,766,397             $40.96            422,512                  $31.54
------------------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                               504,562             $37.72            136,532                  $31.14
Weighted average fair value of options granted        $    15.13                              $  10.93
-----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998:

                                         Options Outstanding                                      Options Exercisable
                   ----------------------------------------------------------------    -------------------------------------------
                    Number Outstanding     Weighted Average                             Number Outstanding
    Range of        as of December 31,         Remaining        Weighted Average        as of December 31,     Weighted Average
Exercise Prices            1998            Contractual Life      Exercise Price                1998             Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
$30.06 - $43.94          1,579,041               9.2                 $39.57                  504,562                $37.72
$47.50 - $59.38            187,356               9.6                  52.65                       --                    --
----------------------------------------------------------------------------------------------------------------------------------
$30.06 - $59.38          1,766,397               9.3                 $40.96                  504,562                $37.72
---------------------------------------------------------------------------------------------------------------------------------

12.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(a) PENSION PLANS

Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for U.S. Federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $9 in 1998 and $7 in both 1997 and 1996.

The Company also provides, through The Hartford, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was immaterial to the results of operations for 1998, 1997 and 1996.

The assumed rate in the per capita cost of health care (the health care trend rate) was 7.8% for 1998, decreasing ratably to 5.0% in the year 2003. Increasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of covered employees.

(b) INVESTMENT AND SAVINGS PLAN

Substantially all employees of the Company are eligible to participate in The Hartford's Investment and Savings Plan. Under this plan, designated contributions, which may be invested in Class A Common Stock of Hartford Life or certain other investments, are matched, up to 3% of compensation, by the Company. The cost to Hartford Life for the above-mentioned plan was approximately $6 and $5 in 1998 and 1997, respectively.

13.  REINSURANCE

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

Net premiums and other considerations were comprised of the following:

                                                                  For the years ended December 31,
                                                   ---------------------------------------------------------------
                                                           1998                    1997                1996
------------------------------------------------------------------------------------------------------------------
Gross premiums                                        $    3,946             $      3,352          $    3,077
Assumed                                                       98                      165                 405
Ceded                                                       (211)                    (354)               (413)
------------------------------------------------------------------------------------------------------------------
   NET PREMIUMS AND OTHER CONSIDERATIONS              $    3,833             $      3,163          $    3,069
------------------------------------------------------------------------------------------------------------------

Life reinsurance recoveries, which reduce death and other benefits, approximated $119, $205 and $239 for the years ended December 31, 1998, 1997 and 1996, respectively.

Hartford Life has no significant reinsurance-related concentrations of credit risk.

14.  INCOME TAX

Hartford Life and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing separate Federal, state and local income tax returns.

As long as The Hartford continues to own at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of the Company, the Company will be included for Federal income tax purposes in the affiliated group of which The Hartford is the common parent. It is the intention of The Hartford and its non-life subsidiaries to file a single consolidated Federal income tax return. The life insurance companies will file a separate consolidated federal income tax return. The Company's effective tax rate was 34%, 36% and 23% in 1998, 1997 and 1996, respectively.

Income tax expense is as follows:

                                                                  For the years ended December 31,
                                                   -------------------------------------------------------------
                                                       1998                 1997                 1996
----------------------------------------------------------------------------------------------------------------
Current                                            $     299             $     169           $      134
Deferred                                                (100)                    5                 (127)
----------------------------------------------------------------------------------------------------------------
   INCOME TAX EXPENSE                              $     199             $     174           $        7
----------------------------------------------------------------------------------------------------------------

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                                             For the years ended December 31,
                                                                    ------------------------------------------------
                                                                         1998             1997            1996
--------------------------------------------------------------------------------------------------------------------
Tax provision at the U.S. Federal statutory rate                    $      205          $   168         $    11
Tax-exempt income                                                           (9)               -              (2)
Other                                                                        3                6              (2)
--------------------------------------------------------------------------------------------------------------------
   TOTAL                                                            $      199          $   174         $     7
--------------------------------------------------------------------------------------------------------------------

Deferred tax assets (liabilities) include the following as of December 31:

                                                                              1998                   1997
                                                                          ----------------------------------
Tax basis deferred policy acquisition costs                               $      767             $     651
Financial statement deferred policy acquisition costs and reserves                95                    76
Employee benefits                                                                 21                    24
Net unrealized capital gains on securities                                      (142)                 (128)
Investments and other                                                           (285)                 (226)
-------------------------------------------------------------------------------------------------------------
    TOTAL                                                                 $      456             $     397
-------------------------------------------------------------------------------------------------------------

Hartford Life had a current tax payable of $71 and $52 as of December 31, 1998 and 1997, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no Federal income taxes have been provided on this deferred income. The balance for tax return purposes of the Policyholders' Surplus Account as of December 31, 1998 was $104.

15.  RELATED PARTY TRANSACTIONS

Transactions of the Company with HA&I and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $72, $53 and $45 in 1998, 1997 and 1996, respectively. Management believes that the methods used are reasonable. Included in other liabilities are $54 and $80 due The Hartford as of December 31, 1998 and 1997, respectively.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

(a) LITIGATION

Hartford Life is involved in pending and threatened litigation in the normal course of its business in which claims for monetary and punitive damages have been asserted. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for potential losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b) GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. The Company paid guaranty fund assessments of approximately $9, $15 and $12 in 1998, 1997 and 1996, respectively, of which $4, $5 and $6, respectively, were estimated to be creditable against premium taxes.

(c) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $14, $13 and $11 in 1998, 1997 and 1996, respectively. Future minimum rental commitments are as follows:

                           1999                 $   14
                           2000                     22
                           2001                     22
                           2002                     22
                           2003                     22
                           Thereafter              133
                           ----------------------------
                               TOTAL            $  235
                           ----------------------------

Rental expense is recognized on a level basis over the term of the primary sublease, which expires on December 31, 2009, and amounted to approximately $16 in both 1998 and 1997 and $14 in 1996.

(d) TAX MATTERS

Hartford Life's Federal income tax returns are routinely audited by the Internal Revenue Service. The Company is currently under audit for the years 1993 through 1995, with the audit for the years 1996 through 1997 expected to begin during early 1999. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

(e) INVESTMENTS

As of December 31, 1998, Hartford Life held $83 of asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS) of which $62 were included in the Company's general account and $21 in the Company's guaranteed separate account. In October 1998, the Company became aware of allegations of improper activities at CFS. On December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As of December 31, 1998, CFS continues to service the asset backed securities, which remain current on payments of principal and interest, however, the Company does not expect to recover all of its principal investment. Based upon information available in the fourth quarter 1998, the Company recognized a $29, after-tax, writedown related to its holdings in CFS of which $21 was related to the Company's general account assets. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS and these estimates are therefore subject to material change as new information becomes available. The Company is presently unable to determine the amount of further potential loss, if any, related to the securities.

17.  SEGMENT INFORMATION

Hartford Life adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. This statement replaces SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and establishes new standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires that the reportable operating segments be based on the Company's internal operations. On this basis, Hartford Life's segments represent strategic operations which offer different products and services as well as serve different markets.

Hartford Life is organized into four reportable operating segments which include Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities, mutual funds, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts. Individual Life sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. Employee Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the amortization of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following table outlines summarized financial information concerning the Company's segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

                                         Investment       Individual       Employee
1998                                      Products           Life          Benefits          COLI          Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $      1,784     $        567     $      1,809    $      1,567   $         61  $      5,788
Net investment income                         739              189              180             793             54         1,955
Amortization of deferred
   policy acquisition costs                   326              108                7               -              -           441
Income tax expense (benefit)                  145               36               27              12            (21)          199
Net income (loss)                             266               65               71              24            (40)          386
Assets                                     87,706            5,404            3,068          22,631          3,213       122,022
------------------------------------------------------------------------------------------------------------------------------------

                                       Investment       Individual       Employee
1997                                    Products           Life          Benefits          COLI          Other          Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                     $      1,510     $        510     $      1,700    $        980   $         (1)   $      4,699
Net investment income                       739              171              162             429             35           1,536
Amortization of deferred
   policy acquisition costs                 250               87                6               -              2             345
Income tax expense (benefit)                112               31               32              15            (16)            174
Net income (loss)                           202               56               58              27            (37)            306
Assets                                   72,799            5,151            2,355          17,800          2,875         100,980
------------------------------------------------------------------------------------------------------------------------------------

                                         Investment       Individual       Employee
1996                                      Products           Life          Benefits        COLI          Other          Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $      1,007     $        472     $      1,463    $    1,360     $       82    $      4,384
Net investment income                         685              159              134           480             76           1,534
Amortization of deferred
   policy acquisition costs                   175               63                4             -             (1)            241
Income tax expense (benefit)                  (42)              24               23            11             (9)              7
Net income (loss)                             (80)              44               45            26            (11)             24
Assets                                     57,500            3,968            2,045        14,222          2,198          79,933
------------------------------------------------------------------------------------------------------------------------------------

18.  QUARTERLY RESULTS FOR 1998 AND 1997  (UNAUDITED)

                                                                            Three Months Ended
                                          ----------------------------------------------------------------------------------------
                                                March 31,             June 30,            September 30,         December 31,
                                          ----------------------------------------------------------------------------------------
                                              1998       1997       1998       1997       1998       1997       1998       1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                    $ 1,404    $ 1,055    $ 1,155    $ 1,042    $ 1,287    $ 1,058    $ 1,942    $ 1,544
Benefits, claims and expenses                 1,275        955      1,013        935      1,135        925      1,780      1,404
Net income                                       84         63         94         73        100         83        108         87
----------------------------------------------------------------------------------------------------------------------------------


Basic earnings per share (1)                $  0.60    $  0.51    $  0.67    $  0.56    $  0.71    $  0.59    $  0.77    $  0.62
Diluted earnings per share (1)              $  0.60    $  0.51    $  0.67    $  0.56    $  0.71    $  0.59    $  0.77    $  0.62
----------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares
   outstanding                                140.0      127.1      140.0      130.6      140.0      140.0       139.9      140.0
Weighted average common shares
   outstanding and dilutive potential
   common shares                              140.1      127.1      140.3      130.7      140.2      140.1       140.2      140.1
----------------------------------------------------------------------------------------------------------------------------------


(1) Pro forma in 1997; see Note 10.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES


(In millions)                                                                            As of December 31, 1998
                                                                        ----------------------------------------------------------
                                                                                                                Amount at which
                                                                                                               shown on Balance
                          Type of Investment                                   Cost            Fair Value            Sheet
----------------------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Government and Government agencies and authorities
       (guaranteed and sponsored)                                        $       164         $         166      $         166
     U.S. Government and Government agencies and authorities
       (guaranteed and sponsored) - asset backed                               1,138                 1,154              1,154
     States, municipalities and political subdivisions                         1,107                 1,139              1,139
     Foreign governments                                                         497                   530                530
     Public utilities                                                            935                   969                969
     All other corporate including international                               6,170                 6,443              6,443
     All other corporate - asset backed                                        4,654                 4,681              4,681
     Short-term investments                                                    2,017                 2,017              2,017
  Certificates of deposit                                                        584                   588                588
  Redeemable preferred stock                                                       5                     5                  5
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                                 17,271                17,692             17,692
----------------------------------------------------------------------------------------------------------------------------------

EQUITY SECURITIES
  Common Stocks
     Public utilities                                                              5                     5                  5
     Banks, trusts and insurance companies                                         1                     1                  1
     Industrial and miscellaneous                                                121                   134                134
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                                   127                   140                140
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                           17,398                17,832             17,832
----------------------------------------------------------------------------------------------------------------------------------

POLICY LOANS                                                                   6,687                 6,687              6,687
----------------------------------------------------------------------------------------------------------------------------------

OTHER INVESTMENTS
  Mortgage loans on real estate                                                  211                   211                211
  Other invested assets                                                          152                   202                152
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                                   363                   413               363
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL INVESTMENTS                                                 $    24,448         $      24,932      $      24,882
----------------------------------------------------------------------------------------------------------------------------------

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

             CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
                                  (REGISTRANT)



(In millions)                                                                                        As of December 31,
                                                                                           ---------------------------------------
CONDENSED BALANCE SHEETS                                                                       1998                  1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Fixed maturities, available for sale, at fair value
     (amortized cost of $2 and  $-)                                                          $        2            $       --
   Investment in subsidiaries                                                                     3,393                 2,832
   Other assets                                                                                       4                    14
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                 3,399                 2,846
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt                                                                                    --                    50
  Long-term debt                                                                                    650                   650
  Company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely parent
      junior subordinated debentures                                                                250                    --
  Other liabilities                                                                                   6                     2
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                              906                   702
     TOTAL STOCKHOLDERS' EQUITY                                                                   2,493                 2,144
----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    3,399            $    2,846
----------------------------------------------------------------------------------------------------------------------------------

(In millions)
CONDENSED STATEMENTS OF INCOME                                                      For the years ended December 31,
                                                                        ------------------------------------------------------
                                                                           1998               1997                1996
------------------------------------------------------------------------------------------------------------------------------
  Earnings of subsidiaries                                               $   643             $   538            $     86
  Interest expense                                                            58                  58                  55
------------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAX EXPENSE                                        585                 480                  31
  Income tax expense                                                         199                 174                   7
------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $   386             $   306            $     24
------------------------------------------------------------------------------------------------------------------------------

The financial information of Hartford Life, Inc. (parent company of Hartford
Life) should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

       CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (CONTINUED)
                                  (REGISTRANT)


(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                                   For the years ended December 31,
                                                                      -------------------------------------------------------------
                                                                          1998                     1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                          $   386               $    306              $     24
   Undistributed earnings of subsidiaries                                 (348)                  (279)                   (5)
   Change in other assets and liabilities                                   --                    (11)                   --
-----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                  38                     16                    19
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                 (2)                    --                    --
   Capital contribution to subsidiary                                     (190)                  (180)                 (115)
-----------------------------------------------------------------------------------------------------------------------------------
     CASH USED FOR INVESTING ACTIVITIES                                   (192)                  (180)                 (115)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   (Decrease) increase in allocated advances from parent                    --                   (893)                  115
   (Decrease) increase in short-term debt                                  (50)                    50                    --
   Proceeds from issuance of long-term debt                                 --                    650                    --
   Proceeds from issuance of company obligated mandatorily
      redeemable preferred securities of subsidiary trust holding
      solely parent junior subordinated debentures                         250                     --                    --
   Dividends paid                                                          (38)                  (329)                  (19)
   Net proceeds from the sale of common stock                               --                    687                    --
   Acquisition of treasury stock, net                                       (8)                    (1)                   --
-----------------------------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY FINANCING ACTIVITIES                                 154                    164                    96
-----------------------------------------------------------------------------------------------------------------------------------
   Net change in cash                                                       --                     --                    --
   Cash-- beginning of year                                                 --                     --                    --
-----------------------------------------------------------------------------------------------------------------------------------
     CASH-- END OF YEAR                                                $    --               $     --              $     --
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH ACTIVITY DURING THE YEAR FOR:
   Interest expense paid                                               $    54               $     55              $     55
   Tax refund received                                                 $    20               $     17              $     --

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Capital contribution                                                $    --               $     12              $     --
   Increase in Allocated Advances for fixed assets                     $    --               $     --              $     46
   Capital contribution to subsidiaries                                $    --               $     46              $     --


                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(In millions)


                                 Deferred                           Other
                                  Policy                           Policy         Premiums            Net
                                Acquisition     Future Policy      -holder       and Other        Investment      Net Realized
          Segment                  Costs          Benefits          Funds       Considerations      Income       Capital Losses
---------------------------------------------------------------------------------------------------------------------------------
1998
Investment Products                $2,860           $2,470          $9,226         $ 1,045           $   739       $    -
Individual Life                       958              567           2,307             378               189            -
Employee Benefits                      24            2,455             114           1,629               180            -
Corporate Owned Life
   Insurance                            -              225           8,097             774               793            -
Other                                   -                -               23              7                54            -
---------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $3,842           $5,717         $19,767         $ 3,833           $ 1,955       $    -
---------------------------------------------------------------------------------------------------------------------------------

1997
Investment Products                $2,479           $2,028          $9,621         $   771           $   739       $    -
Individual Life                       861              566           2,180             339               171            -
Employee Benefits                      21            2,261            84             1,538               162            -
Corporate Owned Life
   Insurance                            -               56           9,259             551               429            -
Other                                   -               28              (5)            (36)               35            -
---------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $3,361           $4,939         $21,139         $ 3,163           $ 1,536       $    -
---------------------------------------------------------------------------------------------------------------------------------

1996
Investment Products                $2,033           $1,507         $10,225         $   541           $   685       $ (219)
Individual Life                       748              514           2,133             313               159            -
Employee Benefits                      18            1,937              72           1,329               134            -
Corporate Owned Life
   Insurance                            -                -           9,823             880               480            -
Other                                   1               28               -               6                76            -
---------------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS          $2,800           $3,986         $22,253         $ 3,069           $ 1,534       $ (219)
---------------------------------------------------------------------------------------------------------------------------------


                                     Benefits,     Amortization
                                    Claims and     of Deferred
                                      Claim          Policy
                                     Adjustment     Acquisition     Dividends to       Other
          Segment                     Expenses         Costs        Policyholders    Expenses*
---------------------------------------------------------------------------------------------
1998
Investment Products                    $  671        $  326           $    -          $  376
Individual Life                           269           108                1              88
Employee Benefits                       1,335             7                -             369
Corporate Owned Life
   Insurance                              924             -              329             278
Other                                      28             -                -              94
---------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS              $3,227        $  441           $  330          $1,205
---------------------------------------------------------------------------------------------

1997
Investment Products                    $  677        $  250           $    -          $  269
Individual Life                           251            87                1              84
Employee Benefits                       1,301             6                -             303
Corporate Owned Life
   Insurance                              439             -              240             259
Other                                       3             2                -              47
---------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS              $2,671        $  345           $  241          $  962
---------------------------------------------------------------------------------------------

1996
Investment Products                    $  748        $  175           $    -          $  206
Individual Life                           266            63                1              74
Employee Benefits                       1,140             4                -             251
Corporate Owned Life
   Insurance                              545             -              634             144
Other                                      28            (1)               -              75
---------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS              $2,727        $  241           $  635          $  750
---------------------------------------------------------------------------------------------


* Includes interest expense.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE


                                                                                     Assumed
                                                                      Ceded to         From                         Percentage of
                                                         Gross          Other          Other          Net           Amount Assumed
(In millions)                                           Amount        Companies      Companies      Amount             to Net
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                             $ 515,688      $  194,092   $ 11,659       $   333,255             3.5%
-----------------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $   2,839      $      151   $     62       $     2,750             2.3%
     Accident and health insurance                         1,107              60         36             1,083             3.3%
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $   3,946      $      211   $     98       $     3,833             2.6%
-----------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                             $ 396,736      $  172,928   $ 42,729       $   266,537            16.0%
-----------------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $   2,340      $      273   $     58       $     2,125             2.7%
     Accident and health insurance                         1,012              81        107             1,038            10.3%
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $   3,352      $      354   $    165       $     3,163             5.2%
-----------------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996

   Life insurance in force                             $ 300,783      $   89,388   $ 46,040       $   257,435            17.9%
-----------------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $   2,338      $      326   $    183       $     2,195             8.3%
     Accident and health insurance                           739              87        222               874            25.4%
-----------------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $   3,077      $      413   $    405       $     3,069            13.2%
-----------------------------------------------------------------------------------------------------------------------------------

                           HARTFORD LIFE, INC. AND SUBSIDIARIES

                                        SCHEDULE V

                            VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions            Deductions
                                                                ------------------------     --------------
                                                                Charged to
                                                  Balance       Costs and    Translation      Write-offs/         Balance
(In millions)                                    January 1,      Expenses     Adjustment     Payments/Other     December 31,
---------------------------------------------------------------------------------------------------------------------------------
   1998
Accumulated depreciation of plant,
   property and equipment                        $   112       $    34           $    -         $      (9)          $    137

   1997
Accumulated depreciation of plant,
   property and equipment                        $   101       $     17          $    -         $      (6)          $    112

   1996
Accumulated depreciation of plant,
   property and equipment                        $     8       $     -           $    -         $      93           $    101
---------------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARTFORD LIFE, INC.

                                           By: /S/ Mary Jane B. Fortin
                                               --------------------------------
                                           Mary Jane B. Fortin
                                           Chief Accounting Officer
                                           and Assistant Vice President
Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                           TITLE                                      DATE
               ---------                                           -----                                      ----
/S/ Ramani Ayer                                                  Chairman                                March 29, 1999
----------------------------------------
Ramani Ayer

/S/ Lowndes A. Smith                                     Chief Executive Officer,                        March 29, 1999
----------------------------------------                 President and Director
Lowndes A. Smith

/s/ Thomas M. Marra                                      Executive Vice President                        March 29, 1999
----------------------------------------                       and Director
Thomas M. Marra

/S/ David T. Foy                                          Senior Vice President,                         March 29, 1999
----------------------------------------             Director of Finance and Treasurer
David T. Foy                                         (Chief Financial Officer)

/S/ Mary Jane B. Fortin                                  Chief Accounting Officer                        March 29, 1999
----------------------------------------               and Assistant Vice President
Mary Jane B. Fortin

/S/ Gail Deegan                                                  Director                                March 29, 1999
----------------------------------------
Gail Deegan

/S/ Donald R. Frahm                                              Director                                March 29, 1999
----------------------------------------
Donald R. Frahm

/S/ Paul G. Kirk, Jr.                                            Director                                March 29, 1999
----------------------------------------
Paul G. Kirk, Jr.

/S/ Robert E. Patricelli                                         Director                                March 29, 1999
----------------------------------------
Robert E. Patricelli

/S/ H. Patrick Swygert                                           Director                                March 29, 1999
----------------------------------------
H. Patrick Swygert

/S/ DeRoy C. Thomas                                              Director                                March 29, 1999
----------------------------------------
Deroy C. Thomas

/S/ Gordon I. Ulmer                                              Director                                March 29, 1999
----------------------------------------
Gordon I. Ulmer

/S/ David K. Zwiener                                             Director                                March 29, 1999
----------------------------------------
David K. Zwiener

                           HARTFORD LIFE, INC. AND SUBSIDIARIES
                                        FORM 10-K
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      EXHIBITS INDEX

EXHIBIT #
   3.01      Amended and Restated Certificate of Incorporation of Hartford Life,
             Inc. ("Hartford Life" or the "Company") was filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated February
             10, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

   3.02      Amended and Restated By-Laws of the Company, amended effective
             December 18, 1997 was filed as Exhibit 3.02 to the Company's Form
             10-K filed for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

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

   4.03      Subordinated Indenture between Hartford Life and Wilmington Trust
             Company, as Trustee, dated as of June 1, 1998, is filed herewith.

   4.04      First Supplemental Indenture, dated as of June 29, 1998 between
             Hartford Life, as Issuer, and Wilmington Trust Company, as Trustee, with respect to 7.2% Junior Subordinated Deferrable Interest
             Debentures, due 2038, is filed herewith.

   4.05      Form of Junior Subordinated Deferrable Interest Debenture, Series
             A, due 2038, included as Exhibit A to Exhibit 4.04 filed herewith.

   4.06      Declaration of Trust of Hartford Life Capital I, dated as of June
             3, 1998 between the Company, as Sponsor, and Wilmington Trust
             Company, as Trustee, is filed herewith.

   4.07      Amended and Restated Declaration of Trust of Hartford Life Capital
             I, dated as of June 29, 1998 between the Trustee and the Sponsor, relating to the 7.2% Junior Subordinated Deferrable Interest
             Debentures, Series A, due 2038, is filed herewith.

   4.08 Form of Preferred Security Certificate for Hartford Capital I, included as Exhibit A-1 to Exhibit 4.07 filed herewith.

   4.09 Preferred Securities Guarantee Agreement, dated as of June 29, 1998 between Hartford Life, as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, relating to Hartford Life Capital
             I, is filed herewith.

   10.01     Master Intercompany Agreement among the Company, The Hartford
             Financial Services Group, Inc. (formerly known as ITT Hartford
             Group, Inc.) (The Hartford) and with respect to Articles VI and
             XII, Hartford Fire Insurance Company, was filed as Exhibit 10.1 to the Company's Form 10-Q filed for the quarterly period ended June
             30, 1997 and is incorporated herein by reference.

   10.02 Tax Sharing Agreement among The Hartford and its subsidiaries, including the Company, was filed as Exhibit 10.2 to the Company's
             Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   10.03     Management Agreement among Hartford Life Insurance Company and The
             Hartford Investment Management Company, was filed as Exhibit 10.3 to the Company's Form 10-Q filed for the quarterly period ended
             June 30, 1997 and is incorporated herein by reference.

   10.04 Management Agreement among certain subsidiaries of the Company and Hartford Investment Services, Inc., was filed as Exhibit 10.4 to the Company's Form 10-Q filed for the quarterly period ended June
             30, 1997 and is incorporated herein by reference.

   10.05     Sublease Agreement between Hartford Fire Insurance Company and the
             Company, was filed as Exhibit 10.5 to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

   10.06 Promissory Note dated February 20, 1997, executed by the Company for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Amendment No. 2) dated April 24, 1997 (Registration No.
             333-21459) and is incorporated herein by reference.

   10.07* 1997 Hartford Life, Inc. Incentive Stock Plan, as amended, was filed as Exhibit 10.01 to the Company's Form 10-Q filed for the quarterly period ended September 30, 1998 and is incorporated herein by reference.

   10.08* 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan, as amended, is filed herewith.

   10.09*    1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee
             Directors, as amended, is filed herewith.

   10.10*    The Hartford 1996 Deferred Compensation Plan was filed as Exhibit
             10.18 to The Hartford's Form 10-K (File No. 0-19277) for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

   10.11* The Hartford 1997 Senior Executive Severance Pay Plan I was filed as Exhibit 10.19 to The Hartford's Form 10-K (File No. 0-19277) for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

   10.12*    The Hartford Executive Severance Pay Plan I was filed as Exhibit
             10.20 to The Hartford's Form 10-K (File No. 0-19277) for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

   10.13     Promissory Note dated April 4, 1997, executed by the Company for the benefit of Hartford Accident and Indemnity Company, was filed as Exhibit
             10.16 to the Company's Registration Statement on Form S-1 (Amendment No. 2)
             dated April 24, 1997 (Registration No. 333-21459) and is incorporated herein by reference.

   10.14*    Employment Agreement dated July 1, 1997 between the Company and The
             Hartford and Lowndes A. Smith was filed as exhibit 10.02 to The
             Hartford's Form 10-Q filed for the quarterly period ended September
             30, 1997 and is incorporated herein by reference.

   10.15* Form of Employment Protection Agreement between the Company and certain executive officers of the Company was filed as Exhibit
             10.12 to the Company's Form 10-K for the fiscal year ended December
             31, 1997 and is incorporated herein by reference.

   10.16 Amended and restated Credit Agreement dated as of February 9, 1998 among Hartford Life, Inc., the lenders named therein and Citibank, N.A. as administrative agent was filed as Exhibit 10.1 to the Company's Form 10-Q filed for the quarterly period ended March 31, 1998 and is incorporated herein by reference.

   12        Computation of Ratio of Earnings to Fixed Charges is filed herewith.

   23 Consent of Arthur Andersen LLP to the incorporation by reference into the Company's Registration Statements on Form S-8 and Form S-3 of the Report of Arthur Andersen LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.

   27        Financial Data Schedule is filed herewith.


*     Management contract, compensatory plan or arrangement.