Form 10-Q
period 1999-03-31
HARTFORD LIFE INC
filed 1999-05-14
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1999

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

      Yes [X]    No[ ]

As of April 30, 1999, there were outstanding 25,937,537 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

Condensed Consolidated Statements of Income - Three Months
Ended March 31, 1999 and 1998                                                  3

Condensed Consolidated Balance Sheets - March 31, 1999
and December 31, 1998                                                          4

Condensed Consolidated Statements of Changes in Stockholders' Equity -
Three Months Ended March 31, 1999 and 1998                                     5

Condensed Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1999 and 1998                                                  6

Notes to Condensed Consolidated Financial Statements                           7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                            9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                   17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      17

Signature                                                                     18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
(In millions, except for per share data) (Unaudited)           1999        1998
--------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                             $  934      $1,004
Net investment income                                            401         400
--------------------------------------------------------------------------------
       TOTAL REVENUES                                          1,335       1,404
--------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                   755         771
Amortization of deferred policy acquisition costs                124          97
Dividends to policyholders                                        17         107
Interest expense                                                  17          13
Other expenses                                                   265         287
--------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                     1,178       1,275
--------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE                          157         129
Income tax expense                                                51          45
--------------------------------------------------------------------------------
       NET INCOME                                             $  106      $   84
================================================================================

Basic earnings per share                                      $ 0.76      $ 0.60
Diluted earnings per share                                    $ 0.76      $ 0.60
--------------------------------------------------------------------------------
Weighted average common shares outstanding                     139.9       140.0
Weighted average common shares outstanding and
   dilutive potential common shares                            140.3       140.1
--------------------------------------------------------------------------------
Cash dividends declared per share                             $ 0.09      $ 0.09
================================================================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 AS OF          AS OF
                                                                                MARCH 31,    DECEMBER 31,
(In millions, except for share data)                                              1999          1998
-------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $16,952 and $17,271)                                                        $  17,153     $  17,692
 Equity securities, at fair value                                                     146           140
 Policy loans, at outstanding balance                                               4,701         6,687
 Other investments                                                                    335           363
-------------------------------------------------------------------------------------------------------
      Total investments                                                            22,335        24,882
 Cash                                                                                  57            36
 Premiums receivable and agents' balances                                             230           166
 Reinsurance recoverables                                                             564           900
 Deferred policy acquisition costs                                                  3,938         3,842
 Deferred income tax                                                                  501           456
 Other assets                                                                       1,166         1,112
 Separate account assets                                                           93,725        90,628
-------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                            $ 122,516     $ 122,022
=======================================================================================================

LIABILITIES
 Future policy benefits                                                         $   5,841     $   5,717
 Other policyholder funds                                                          17,121        19,767
 Long-term debt                                                                       650           650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                      250           250
 Other liabilities                                                                  2,477         2,517
 Separate account liabilities                                                      93,725        90,628
-------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                         120,064       119,529
=======================================================================================================

STOCKHOLDERS' EQUITY
Class A common stock - 600,000,000 shares authorized;
    26,093,427 and 26,077,320 shares issued, par value $0.01                           --            --
Class B common stock - 600,000,000 shares authorized;
    114,000,000 shares issued and outstanding, par value $0.01                          1             1
Capital surplus                                                                     1,283         1,281
Treasury stock, at cost - 130,897 and 161,984 shares                                   (7)           (9)
Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax                           132           263
     Cumulative translation adjustments                                               (15)           (7)
                                                                                 --------      --------
    Total accumulated other comprehensive income                                      117           256
                                                                                 --------      --------
Retained earnings                                                                   1,058           964
-------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                  2,452         2,493
=======================================================================================================
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 122,516     $ 122,022
=======================================================================================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 1999

                                                                                    ACCUMULATED OTHER
                                                                                   COMPREHENSIVE INCOME
                                                                                     NET
                                                                                  UNREALIZED
                                                                                   CAPITAL
                                         CLASS A   CLASS B             TREASURY    GAINS ON     CUMULATIVE                TOTAL
                                         COMMON    COMMON    CAPITAL    STOCK,     SECURITIES, TRANSLATION   RETAINED  STOCKHOLDERS'
(In millions)(Unaudited)                  STOCK     STOCK    SURPLUS    AT COST   NET OF TAX   ADJUSTMENTS   EARNINGS     EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               $    --   $     1   $ 1,281    $    (9)   $   263       $    (7)     $   964     $ 2,493
Comprehensive income
Net income                                                                                                        106         106
                                                                                                                           ------
Other comprehensive income, net of
 tax(1)
  Net unrealized capital gains on
   securities (2)                                                                     (131)                                  (131)
  Cumulative translation adjustments                                                                  (8)                      (8)
                                                                                                                           ------
Total other comprehensive income                                                                                             (139)
                                                                                                                           ------
    Total comprehensive income                                                                                                (33)
                                                                                                                           ------
Dividends declared                                                                                                (12)        (12)
Issuance of shares under incentive and
     stock purchase plans                                          2          4                                                 6
Treasury stock acquired                                           --         (2)                                               (2)
---------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 1999              $    --   $     1   $ 1,283    $    (7)   $   132       $   (15)     $ 1,058     $ 2,452
=================================================================================================================================

THREE MONTHS ENDED MARCH 31, 1998

                                                                                    ACCUMULATED OTHER
                                                                                   COMPREHENSIVE INCOME
                                                                                     NET
                                                                                  UNREALIZED
                                                                                   CAPITAL
                                         CLASS A   CLASS B             TREASURY    GAINS ON     CUMULATIVE                TOTAL
                                         COMMON    COMMON    CAPITAL    STOCK,    SECURITIES,  TRANSLATION   RETAINED  STOCKHOLDERS'
(In millions)(Unaudited)                  STOCK     STOCK    SURPLUS    AT COST   NET OF TAX   ADJUSTMENTS   EARNINGS     EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $    --   $     1   $ 1,283    $    (1)   $   237       $    (4)     $   628     $ 2,144
Comprehensive income
Net income                                                                                                         84          84
                                                                                                                          -------
Other comprehensive income, net of
 tax(1)
   Net unrealized capital gains on
    securities(2)                                                                        1                                      1
   Cumulative translation adjustments                                                                  1                        1
                                                                                                                          -------
Total other comprehensive income                                                                                                2
                                                                                                                          -------
    Total comprehensive income                                                                                                 86
                                                                                                                          -------
Dividends declared                                                                                                (12)        (12)
Issuance of shares under incentive and
     stock purchase plans                                         (1)         2                                                 1
Treasury stock acquired                                                      (3)                                               (3)
---------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 1998              $    --   $     1   $ 1,282    $    (2)   $   238       $    (3)     $   700     $ 2,216
=================================================================================================================================

(1) Net unrealized capital gains on securities is reflected net of tax of ($71) and $1 for the periods ended March 31, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.

(2) There was no reclassification adjustment for after-tax gains (losses) realized in net income for the three months ended March 31, 1999 and 1998, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
(In millions) (Unaudited)                                                                    1999           1998
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                               $   106        $    84
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) PROVIDED BY
OPERATING ACTIVITIES
   Depreciation and amortization                                                                  2             --
   Increase in premiums receivable and agents' balances                                         (64)           (27)
   (Decrease) increase in other liabilities                                                    (122)            64
   Change in receivables, payables and accruals                                                  60            (43)
   (Decrease) increase in accrued tax                                                           (55)            35
   Decrease (increase) in deferred income tax                                                    25            (88)
   Increase in deferred policy acquisition costs                                                (96)          (121)
   Increase in future policy benefits                                                           124            157
   (Increase) decrease in reinsurance recoverables and other assets                             (17)            88
------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                      (37)           149
==================================================================================================================
INVESTING ACTIVITIES
   Purchases of investments                                                                  (1,803)        (2,619)
   Sales of investments                                                                       3,618          1,709
   Maturities and principal paydowns of fixed maturity investments                              559            521
   Other                                                                                         (7)            (5)
------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                    2,367           (394)
==================================================================================================================
FINANCING ACTIVITIES
   Dividends paid                                                                               (12)           (12)
   Net (disbursements for) receipts from investment and universal life-type contracts
     (charged against) credited to policyholder accounts                                     (2,300)           220
   Net issuance (purchase) of common stock                                                        3             (1)
------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                   (2,309)           207
==================================================================================================================
   Net increase (decrease) in cash                                                               21            (38)
   Cash - beginning of period                                                                    36             88
------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                  $    57        $    50
==================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                $    25        $    56
Interest                                                                                    $     5        $     1

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 1998 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b) CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1999, Hartford Life adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1999, Hartford Life adopted SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

2. EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, it is assumed that options are exercised and the proceeds will be assumed to be used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to contingency.

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                             THREE MONTHS ENDED
                                                         ---------------------------
                                                                            PER SHARE
MARCH 31, 1999                                           INCOME    SHARES     AMOUNT
------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders               $  106     139.9     $ 0.76
                                                                              ------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares         --       0.4
                                                         ----------------
  Amounts available to common shareholders
     plus assumed conversions                            $  106     140.3     $ 0.76
====================================================================================

MARCH 31, 1998
------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders               $   84     140.0     $ 0.60
                                                                              ------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                  0.1
                                                         ----------------
  Amounts available to common shareholders
     plus assumed conversions                            $   84     140.1     $ 0.60
====================================================================================

3. SEGMENT INFORMATION

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

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 1998 Form 10-K Annual Report. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the amortization of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables outline summarized financial information concerning the Company's segments.


THREE MONTHS ENDED       Investment  Individual   Employee
MARCH 31, 1999            Products      Life      Benefits     COLI       Other       Total
-------------------------------------------------------------------------------------------
Total revenues             $  483      $  133      $  475     $  224     $   20      $1,335
Net income (loss)              78          15          17          6        (10)        106
-------------------------------------------------------------------------------------------

THREE MONTHS ENDED       Investment  Individual   Employee
MARCH 31, 1998            Products      Life      Benefits     COLI       Other      Total
-------------------------------------------------------------------------------------------
Total revenues             $  434      $  134      $  489     $  341     $    6      $1,404
Net income (loss)              61          13          15          6        (11)         84
-------------------------------------------------------------------------------------------

4. COMMITMENTS AND CONTINGENT LIABILITIES

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

(b) INVESTMENTS

As of March 31, 1999, Hartford Life held $81 of asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS) of which $60 were included in the Company's general account and $21 in the Company's guaranteed separate account. In October 1998, the Company became aware of allegations of improper activities at CFS. On December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. In March 1999, CFS announced that it is in active negotiations with several potential purchasers. CFS continues to service the asset backed securities, which remain current on payments of principal and interest, however, the Company does not expect to recover all of its principal investment. Based upon available information, the Company recognized a $29, after-tax, writedown related to its holdings in CFS in the fourth quarter of 1998, of which $21 was related to the Company's general account assets. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS and these estimates are therefore subject to material change as new information becomes available. The Company is presently unable to determine the amount of further potential loss, if any, related to the securities.

(c) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service. Management believes that adequate provision has been made in the financial statements for items that may result from tax examinations and other tax related matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of March 31, 1999, compared with December 31, 1998, and its results of operations for the three months ended March 31, 1999 compared with the equivalent period in 1998. This discussion should be read in conjunction with the MD&A included in the Company's 1998 Form 10-K Annual Report.

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


INDEX

Consolidated Results of Operations                                            10
Investment Products                                                           10
Individual Life                                                               11
Employee Benefits                                                             11
Corporate Owned Life Insurance (COLI)                                         12
Investments                                                                   12
Capital Markets Risk Management                                               13
Capital Resources and Liquidity                                               14
Regulatory Initiatives and Contingencies                                      15

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                      1999                 1998
--------------------------------------------------------------------------------
Revenues                                             $1,335               $1,404
Expenses                                              1,229                1,320
--------------------------------------------------------------------------------
   NET INCOME                                        $  106               $   84
================================================================================

Hartford Life has the following reportable segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

Revenues decreased $69, or 5%, for the three months ended March 31, 1999 as compared to the equivalent 1998 period, primarily due to the declining block of leveraged COLI business. Excluding COLI, revenues increased $48, or 5%. This increase was primarily driven by the Investment Products segment, which experienced increased fee income in the individual annuity and mutual fund operations. The increased fees are directly attributable to higher account values, which was driven by strong net cash flow (new sales less surrenders) and equity market appreciation.

Expenses decreased $91, or 7%, for the three months ended March 31, 1999 as compared to the equivalent 1998 period, primarily due to significantly reduced dividends to policyholders in the declining block of leveraged COLI business. Excluding COLI, expenses increased $26, or 3%, primarily due to increased amortization of deferred policy acquisition costs and increased operating expenses directly related to the growth in the Investment Products segment, particularly the individual annuity and mutual fund operations. However, operating expenses as a percentage of average assets under management as of March 31, 1999 were consistent with the equivalent period in 1998.

Net income increased $22, or 26%, for the three months ended March 31, 1999 as compared to the same period in 1998. This improvement in earnings was primarily driven by both asset growth and an improvement in profit margin within the Investment Products segment. The Individual Life and Employee Benefits segments also contributed to the improvement in earnings.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                           1999           1998
--------------------------------------------------------------------------------
Investment Products                                        $  78          $  61
Individual Life                                               15             13
Employee Benefits                                             17             15
Corporate Owned Life Insurance (COLI)                          6              6
Other                                                        (10)           (11)
--------------------------------------------------------------------------------
    NET INCOME                                             $ 106          $  84
================================================================================

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                         1999               1998
--------------------------------------------------------------------------------
Revenues                                                 $483               $434
Expenses                                                  405                373
--------------------------------------------------------------------------------
   NET INCOME                                            $ 78               $ 61
================================================================================

Revenues in the Investment Products segment increased $49, or 11%, to $483 for the three months ended March 31, 1999 from $434 in the comparable 1998 period. This improvement was primarily driven by the individual annuity and retail mutual fund operations. Fee income generated by individual variable annuities increased $61 as related average account values grew $13.6 billion, or 27%, to $63.9 billion for the three months ended March 31, 1999 as compared to $50.3 billion for the three months ended March 31, 1998. This growth was due, in part, to strong individual variable annuity sales of $2.6 billion in the first quarter of 1999, a 9% increase over the comparable prior year level, as well as strong persistency and equity market appreciation. In addition, fee income from other investment products increased $18, primarily driven by the Company's retail mutual funds where assets under management more than doubled to $3.2 billion as of March 31, 1999 from $1.4 billion as of March 31, 1998. This substantial growth was due, in part, to strong first quarter sales of $701, almost double the comparable prior year level, and equity market appreciation. Partially offsetting this increase was a decline in net investment income of $23, primarily due to lower levels of general account assets in the guaranteed investment contract (GIC) business.

Due to strong sales and continued growth in assets under management, expenses increased $32, or 9%, to $405 for the three months ended March 31, 1999 from $373 in the comparable 1998 period. This increase was driven by amortization of deferred policy acquisition costs which grew $27 and other expenses which increased $20 over prior year levels. Partially offsetting this was a decrease in benefits, claims and claim adjustment expenses of $23 related to the Company's GIC business.

Net income increased $17, or 28%, to $78 for the three months ended March 31, 1999 from $61 for the same period in 1998. This increase was driven by an overall 21% growth in total investment products average account values over comparable prior year levels, coupled with an improvement in profit margin as net income as a percentage of average assets under management increased to 35 basis points for the three months ended March 31, 1999 from 33 basis points for the comparable period in 1998.

INDIVIDUAL LIFE

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                         1999               1998
--------------------------------------------------------------------------------
Revenues                                                 $133               $134
Expenses                                                  118                121
--------------------------------------------------------------------------------
   NET INCOME                                            $ 15               $ 13
================================================================================

Revenues and expenses in the Individual Life segment were relatively consistent for the three months ended March 31, 1999 and March 31, 1998. Net income, however, grew by 15% for the three months ended March 31, 1999 to $15 from $13 for the same period in 1998. This increase was driven by a 46% increase in variable life account values which grew to $1.9 billion as of March 31, 1999 from $1.3 billion as of March 31, 1998. Total individual life insurance in-force reached $62.0 billion as of March 31, 1999, a 10% increase over the same period in 1998.

EMPLOYEE BENEFITS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                         1999               1998
--------------------------------------------------------------------------------
Revenues                                                 $475               $489
Expenses                                                  458                474
--------------------------------------------------------------------------------
   NET INCOME                                            $ 17               $ 15
================================================================================

Revenues in the Employee Benefits segment decreased $14, or 3%, to $475 for the three months March 31, 1999 as compared to $489 for the same period in 1998, primarily due to decreased revenues associated with buyouts. Revenues, excluding buyouts of $14 and $39 for the three months ended March 31, 1999 and March 31, 1998, respectively, increased $11, or 2%, for the three months ended March 31, 1999 compared to the equivalent period in 1998. Expenses decreased $16, or 3%, to $458 for the three months ended March 31, 1999 as compared to $474 in 1998, primarily due to the impact of buyouts and a reduction in income tax expense associated with the segment's increased investments in tax-exempt debt securities. Excluding buyouts, expenses increased $9, or 2%, to $444 from $435 and, as a percentage of revenues, were consistent for the three months ended March 31, 1999 as compared to the same period in 1998. Net income increased $2, or 13%, to $17 for the three months ended March 31, 1999 as compared to $15 for the same period in 1998 which was primarily related to increased after-tax net investment income and increased revenues.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                         1999               1998
--------------------------------------------------------------------------------
Revenues                                                 $224               $341
Expenses                                                  218                335
--------------------------------------------------------------------------------
   NET INCOME                                            $  6               $  6
================================================================================

COLI revenues decreased $117, or 34%, to $224 for the three months ended March 31, 1999 from $341 in the comparable 1998 period. Expenses decreased $117, or 35%, to $218 for the three months ended March 31, 1999 compared to $335 in the comparable 1998 period. Net income was consistent with the prior year.

The decline in revenues and expenses are both attributable to the fact that policyholder premium payments for leveraged COLI have been virtually eliminated due to the Health Insurance Portability and Accountability Act of 1996, which phased out the deductibility of interest expense on policy loans through the end of 1998.

The decrease in net income related to leveraged COLI was offset by increased net income associated with the MBL Recapture in 1998 and higher average account values related to variable COLI business. (For a discussion of the MBL Recapture, see "Purchase of Affiliates and Other" under the Capital Resources and Liquidity section in Hartford Life's 1998 Form 10-K Annual Report.) Average account values for variable COLI increased $4.5 billion, or 64%, to $11.5 billion for the three months ended March 31, 1999 as compared to $7.0 billion for the three months ended March 31, 1998.

INVESTMENTS

Invested assets, excluding separate accounts, totaled $22.3 billion as of March 31, 1999 and were comprised of $17.2 billion of fixed maturities, $4.7 billion of policy loans, equity securities of $146 and other investments of $335. As of December 31, 1998, general account invested assets totaled $24.9 billion and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans, equity securities of $140 and other investments of $363. Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The decrease in policy loans relates to the declining block of leveraged COLI business discussed above.

                                                MARCH 31, 1999         DECEMBER 31, 1998
                                            ----------------------------------------------
FIXED MATURITIES BY TYPE                    FAIR VALUE    PERCENT    FAIR VALUE    PERCENT
------------------------------------------------------------------------------------------
Corporate                                    $ 8,013        46.7%     $ 7,898        44.6%
Asset backed securities                        2,335        13.6%       2,465        13.9%
Commercial mortgage backed securities          2,070        12.1%       2,036        11.5%
Short-term                                     1,422         8.3%       2,119        12.0%
Municipal - tax-exempt                           983         5.7%         916         5.2%
Collateralized mortgage obligations              719         4.2%         831         4.7%
Mortgage backed securities - agency              705         4.1%         503         2.9%
Government/Government agencies - Foreign         482         2.8%         530         3.0%
Municipal - taxable                              192         1.1%         223         1.3%
Government/Government agencies - U.S.            184         1.1%         166         0.9%
Redeemable preferred stock                        48         0.3%           5          --
------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                    $17,153       100.0%     $17,692       100.0%
------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
(Before-tax)                                                    1999       1998
--------------------------------------------------------------------------------
Net investment income - excluding policy loan income           $ 290      $ 296
Policy loan income                                               111        104
--------------------------------------------------------------------------------
Net investment income - total                                  $ 401      $ 400
--------------------------------------------------------------------------------
Yield on average invested assets (1)                             6.9%       7.6%
--------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income for the three months ended March 31, 1999 was consistent with the prior year. Yield on average invested assets declined to 6.9% for the three months ended March 31, 1999 from 7.6% in the prior period as a result of a decrease in policy loan weighted-average interest rates, which declined to 8.0% as of March 31, 1999 from 11.1% as of March 31, 1998, combined with an increase in average policy loan balances as of March 31, 1999 as compared to the same period in 1998.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting the Company's operations. Derivative instruments are utilized in accordance with established Company policy and are monitored internally and reviewed by senior management.

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

Please refer to Hartford Life's 1998 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

CREDIT RISK

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, geographic, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. Hartford Life is not exposed to any significant credit concentration risk of a single issuer. For a discussion of investment contingencies see Note 4 (b) of Notes to Condensed Consolidated Financial Statements.

The following table identifies fixed maturity securities for the general account and guaranteed separate accounts by credit quality. The ratings referenced in the table are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

As of March 31, 1999 and December 31, 1998, over 97% of the fixed maturity portfolio was invested in investment-grade securities.

                                           MARCH 31, 1999         DECEMBER 31, 1998
                                        ---------------------------------------------
FIXED MATURITIES BY CREDIT QUALITY      FAIR VALUE   PERCENT     FAIR VALUE   PERCENT
-------------------------------------------------------------------------------------
U.S. Government/Government agencies      $ 2,638        9.9%      $ 2,596        9.5%
AAA                                        3,452       13.0%        3,542       12.9%
AA                                         2,615        9.8%        2,674        9.7%
A                                          8,825       33.1%        8,878       32.3%
BBB                                        6,908       25.9%        7,019       25.6%
BB and below                                 624        2.3%          492        1.8%
Short-term                                 1,593        6.0%        2,265        8.2%
-------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                 $26,655      100.0%      $27,466      100.0%
-------------------------------------------------------------------------------------

MARKET RISK

Hartford Life has material exposure to both interest rate and equity market risk. The Company employs several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities. There have been no material changes in market risk exposures from December 31, 1998.

DERIVATIVE INSTRUMENTS

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of Hartford Financial Services Group, Inc, the Company's indirect parent. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.2 billion at March 31, 1999 and December 31, 1998.

For a further discussion of market risk exposure including derivative instruments, please refer to Hartford Life's 1998 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.5 billion and $2.2 billion as of March 31, 1999 and December 31, 1998, respectively. The capital structure of the Company consists of debt and equity, and is summarized as follows:


                                                                              MARCH 31, 1999   DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                        650               650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                250               250
----------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                      $   900           $   900
----------------------------------------------------------------------------------------------------------------
Equity excluding net unrealized capital gains on securities, net of tax           $ 2,320           $ 2,230
Net unrealized capital gains on securities, net of tax                                132               263
----------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                      $ 2,452           $ 2,493
----------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (1)                                                        $ 3,220           $ 3,130
----------------------------------------------------------------------------------------------------------------
Debt to equity (1)                                                                     39%               40%
Debt to capitalization (1)                                                             28%               29%
----------------------------------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains on securities, net of tax.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains on securities, net of tax, increased $90, or 3%, as of March 31, 1999, as compared to December 31, 1998. This increase was primarily the result of net income of $106 partially offset by dividends declared of $12. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital gains on securities, net of tax) decreased to 39% and 28% as of March 31, 1999, respectively, from 40% and 29% as of December 31, 1998, respectively.

DIVIDENDS

Hartford Life declared $12 in dividends for the three month period ended March 31, 1999 to holders of Class A and Class B Common Stock.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $32 for the three months ended March 31, 1999, of which $17 had been received by the Company as of March 31, 1999.

TREASURY STOCK

During the first three months of 1999, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 40,000 shares of its Class A Common Stock in the open market at a total cost of $2. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase additional shares of its Class A Common Stock to make shares available for its various employee stock-based benefit plans.

CASH FLOWS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             1999         1998
--------------------------------------------------------------------------------
Cash (used for) provided by operating activities           $   (37)     $   149
Cash provided by (used for) investing activities             2,367         (394)
Cash (used for) provided by financing activities            (2,309)         207
Cash - end of period                                            57           50
--------------------------------------------------------------------------------

The decrease in cash (used for) provided by operating activities was primarily the result of timing in the settlement of receivables and payables in the first three months of 1999. The increase in cash provided by (used for) investing activities and the decrease in cash (used for) provided by financing activities primarily relate to the significant downsizing of the leveraged COLI block of business, as well as the decrease in the GIC business. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its contract with Putnam Mutual Funds Corp. (Putnam), to eliminate the exclusivity provision which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity inforce block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam-related products.

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

Internal Year 2000 Efforts and Timetable

Beginning in 1990, Hartford Life began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of Hartford Life's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, Hartford Life substantially completed initiatives (1) through
(4) of its internal Year 2000 efforts. Hartford Life is currently performing initiative (5) testing and management currently anticipates that such activity will continue into the fourth quarter of 1999.

THIRD PARTY YEAR 2000 EFFORTS AND TIMETABLE

Hartford Life's Year 2000 efforts include assessing the potential impact on Hartford Life of third parties' Year 2000 readiness. Hartford Life's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life, including, without limitation, insurance agents, brokers, third party administrators, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life has substantially completed third party initiatives (1) and (2). Hartford Life is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life does not have control over these third parties and, as a result, Hartford Life cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of Hartford Life's Year 2000 efforts that were incurred prior to the year ended December 31, 1998 were not material to Hartford Life's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $4. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $5 to $10, of which approximately $1 was incurred in the quarter ended March 31, 1999. These costs are being expensed as incurred.

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

Hartford Life is in the process of developing certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involves identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. The Company is developing plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also includes assessing the dependency of business functions on critical third parties and their Year 2000 readiness. Hartford Life currently anticipates that internal and external contingency plans will be substantially complete by the end of the second quarter of 1999. These plans will then be reviewed and tested on an integrated basis for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

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

(a) Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARTFORD LIFE, INC.


                                        /s/ Mary Jane B. Fortin
                                        ----------------------------------------
                                        Mary Jane B. Fortin
                                        Chief Accounting Officer and
                                        Assistant Vice President




MAY 14, 1999

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX


   EXHIBIT #                       DESCRIPTION
   ---------                       -----------

      27         Financial Data Schedule is filed herewith.