Form 10-Q
period 1999-06-30
HARTFORD LIFE INC
filed 1999-08-13
CIK 1032204

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1999

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

As of July 30, 1999, there were outstanding 25,951,015 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.


================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----

ITEM 1.  FINANCIAL STATEMENTS
Consolidated Statements of Income - Second Quarter
and Six Months Ended June 30, 1999 and 1998                                3

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998          4

Consolidated Statements of Changes in Stockholders' Equity - Six
Months Ended June 30, 1999 and 1998                                        5

Consolidated Statements of Cash Flows - Six
Months
Ended June 30, 1999 and 1998                                               6

Notes to Consolidated Financial Statements                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                               19

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 19

Signature                                                                 20

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                      SECOND QUARTER                     SIX MONTHS
                                                                          ENDED                             ENDED
                                                                         JUNE 30,                           JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
(In millions, except for per share data) (Unaudited)             1999              1998              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                               $  976            $  763            $1,910            $1,767
Net investment income                                              381               392               782               792
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES                                            1,357             1,155             2,692             2,559
-----------------------------------------------------------------------------------------------------------------------------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                     782               658             1,537             1,429
Amortization of deferred policy acquisition costs                  143               117               267               214
Dividends to policyholders                                          10                10                27               117
Interest expense                                                    16                12                33                25
Other expenses                                                     236               216               501               503
-----------------------------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                       1,187             1,013             2,365             2,288
-----------------------------------------------------------------------------------------------------------------------------


       INCOME BEFORE INCOME TAX EXPENSE                            170               142               327               271
Income tax expense                                                  56                48               107                93
-----------------------------------------------------------------------------------------------------------------------------

       NET INCOME                                               $  114            $   94            $  220            $  178
-----------------------------------------------------------------------------------------------------------------------------


Basic earnings per share                                        $ 0.81            $ 0.67            $ 1.57            $ 1.27
Diluted earnings per share                                      $ 0.81            $ 0.67            $ 1.57            $ 1.27
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                       139.9             140.0             139.9             140.0
Weighted average common shares outstanding and
   dilutive potential common shares                              140.2             140.3             140.2             140.2
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                               $ 0.09            $ 0.09            $ 0.18            $ 0.18
-----------------------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          AS OF                  AS OF
                                                                                         JUNE 30,             DECEMBER 31,
(In millions, except for share data)                                                       1999                  1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $17,236 and $17,271)                                                                $  17,058             $  17,692
 Equity securities, at fair value                                                             154                   140
 Policy loans, at outstanding balance                                                       4,529                 6,687
 Other investments                                                                            333                   363
--------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                    22,074                24,882
 Cash                                                                                          96                    36
 Premiums receivable and agents' balances                                                     220                   166
 Reinsurance recoverables                                                                     544                   900
 Deferred policy acquisition costs                                                          4,038                 3,842
 Deferred income tax                                                                          519                   456
 Other assets                                                                               1,208                 1,112
 Separate account assets                                                                  100,343                90,628
--------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                    $ 129,042             $ 122,022
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES
 Future policy benefits                                                                 $   5,816             $   5,717
 Other policyholder funds                                                                  17,066                19,767
 Long-term debt                                                                               650                   650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                              250                   250
 Other liabilities                                                                          2,599                 2,517
 Separate account liabilities                                                             100,343                90,628
--------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                 126,724               119,529
--------------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
Class A common stock - 600,000,000 shares authorized;
       26,100,918 and 26,077,320 shares issued, par value $0.01                                --                    --
Class B common stock - 600,000,000 shares authorized;
       114,000,000 shares issued and outstanding, par value $0.01                               1                     1
Capital surplus                                                                             1,283                 1,281
Treasury stock, at cost - 131,582 and 161,984 shares                                           (7)                   (9)
Accumulated other comprehensive income
          Net unrealized capital gains (losses) on securities, net of tax                    (104)                  263
          Cumulative translation adjustments                                                  (14)                   (7)
                                                                                         ---------------------------------
       Total accumulated other comprehensive income                                          (118)                  256
                                                                                         ---------------------------------
Retained earnings                                                                           1,159                   964
--------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                          2,318                 2,493
--------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 129,042             $ 122,022
--------------------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


SIX MONTHS ENDED JUNE 30, 1999

                                                                                  ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME
                                                                               ------------------------
                                                                                  NET
                                                                               UNREALIZED
                                                                                CAPITAL
                                                                                 GAINS
                                                                                (LOSSES)
                                      CLASS A    CLASS B              TREASURY     ON        CUMULATIVE                TOTAL
                                      COMMON     COMMON     CAPITAL    STOCK,   SECURITIES,  TRANSLATION  RETAINED   STOCKHOLDERS'
(In millions) (Unaudited)              STOCK      STOCK     SURPLUS   AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           $    -     $    1     $  1,281   $   (9)   $     263    $    (7)      $  964     $   2,493
Comprehensive income
Net income                                                                                                    220           220
                                                                                                                     -------------
Other comprehensive income, net of
tax  (1)
  Net unrealized capital losses on
securities (2)                                                                       (367)                                 (367)
  Cumulative translation adjustments                                                              (7)                        (7)
                                                                                                                     -------------
Total other comprehensive income                                                                                           (374)
                                                                                                                     -------------
    Total comprehensive income                                                                                             (154)
                                                                                                                     -------------
Dividends declared                                                                                            (25)          (25)
Issuance of shares under incentive
and stock purchase plans                                          2        5                                                  7
Treasury stock acquired                                                   (3)                                                (3)
----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 1999           $    -     $    1     $  1,283   $   (7)   $    (104)   $   (14)      $1,159    $    2,318
----------------------------------------------------------------------------------------------------------------------------------



SIX MONTHS ENDED JUNE 30, 1998

                                                                                  ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME
                                                                               ------------------------
                                                                                   NET
                                                                               UNREALIZED
                                                                                 CAPITAL
                                                                                  GAINS
                                      CLASS A    CLASS B              TREASURY     ON        CUMULATIVE                TOTAL
                                      COMMON     COMMON     CAPITAL    STOCK,  SECURITIES,   TRANSLATION  RETAINED   STOCKHOLDERS'
(In millions) (Unaudited)              STOCK      STOCK     SURPLUS   AT COST  NET OF TAX    ADJUSTMENTS  EARNINGS      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           $     -    $    1     $  1,283   $   (1)   $  237         $   (4)     $  628      $  2,144
Comprehensive income
Net income                                                                                                    178           178
                                                                                                                        ---------
Other comprehensive income, net of
tax  (1)
   Net unrealized capital gains on
securities (2)                                                                      80                                       80
                                                                                                                        ---------
Total other comprehensive income                                                                                             80
                                                                                                                        ---------
    Total comprehensive income                                                                                              258
                                                                                                                        ---------
Dividends declared                                                                                            (25)          (25)
Issuance of shares under incentive
and stock purchase plans                                         (1)       4                                                  3
Treasury stock acquired                                                   (3)                                                (3)
----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 1998           $     -    $    1     $  1,282   $    -    $  317         $   (4)    $   781      $  2,377
----------------------------------------------------------------------------------------------------------------------------------

(1) Net unrealized capital gains (losses) on securities is reflected net of tax (benefit) provision of $(197) and $43 for the six months ended June 30, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.

(2) There were no reclassification adjustments for after-tax gains (losses) realized in net income for the six months ended June 30, 1999 and 1998, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ----------------------------
(In millions) (Unaudited)                                                      1999                1998
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                                 $   220             $   178
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
  Depreciation and amortization                                                    8                   4
  (Increase) decrease in premiums receivable and agents' balances                (54)                  2
  Decrease in other liabilities                                                  (42)                (98)
  Change in receivables, payables and accruals                                   124                 (20)
  Decrease in accrued tax                                                       (193)                (46)
  Decrease (increase) in deferred income tax                                     134                 (68)
  Increase in deferred policy acquisition costs                                 (196)               (265)
  Increase in future policy benefits                                              99                 368
  Decrease in reinsurance recoverables and other assets                           87                  64
--------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                    187                 119
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of investments                                                    (4,665)             (4,428)
  Sales of investments                                                         5,928               2,942
  Maturities and principal paydowns of fixed maturity investments              1,051               1,067
  Other                                                                          (16)                (17)
--------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       2,298                (436)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Decrease in short-term debt                                                     --                 (50)
  Proceeds from issuance of company obligated mandatorily
   redeemable preferred securities of subsidiary trust holding solely
   parent junior subordinated debentures                                          --                 250
  Dividends paid                                                                 (25)                (12)
  Net (disbursements for) receipts from investment and universal life-type contracts (charged against) credited to
   policyholder accounts                                                      (2,402)                 99
  Net issuance of common stock                                                     2                  --
--------------------------------------------------------------------------------------------------------
    NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                      (2,425)                287
--------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                                 60                 (30)
  Cash - beginning of period                                                      36                  88
--------------------------------------------------------------------------------------------------------
    CASH - END OF PERIOD                                                     $    96             $    58
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                 $   108             $   134
Interest                                                                     $    33             $    25


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, except for per share data, unless otherwise stated)
                                   (Unaudited)

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

(b)  CHANGES IN ACCOUNTING PRINCIPLES

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for Hartford Life will begin for the first quarter of 2001.

Effective January 1, 1999, Hartford Life adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1999, Hartford Life adopted SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments". This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities, including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

2.  EARNINGS PER SHARE

Basic earnings per share are computed based upon the weighted average number of shares outstanding during the respective periods. Diluted earnings per share include the dilutive effect of outstanding options, using the treasury stock method, and also contingently issuable shares. Under the treasury stock method, it is assumed that options are exercised and the proceeds are assumed to be used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares. Contingently issuable shares are included upon satisfaction of certain conditions related to contingency.

The following tables present a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                            FOR THE SECOND QUARTER ENDED                    SIX MONTHS ENDED
                                                        -------------------------------------      -------------------------------
                                                                                  PER SHARE                              PER SHARE
JUNE 30, 1999                                            INCOME     SHARES          AMOUNT           INCOME   SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders            $    114       139.9       $    0.81         $   220     139.9    $     1.57
                                                                                 ---------                              ----------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares         -         0.3                               -       0.3
                                                      --------------------                          ----------------
  Amounts available to common shareholders
     plus assumed conversions                         $    114       140.2       $    0.81         $   220     140.2    $     1.57
-----------------------------------------------------------------------------------------------------------------------------------

JUNE 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders            $     94       140.0       $    0.67         $   178     140.0    $     1.27
                                                                                 ---------                              ----------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares         -         0.3                               -       0.2
                                                      --------------------                          ----------------
  Amounts available to common shareholders
     plus assumed conversions                         $     94       140.3       $    0.67         $   178     140.2    $     1.27
-----------------------------------------------------------------------------------------------------------------------------------

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

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance
(COLI). Investment Products offers individual variable annuities, fixed market value adjusted (MVA) annuities and fixed and variable immediate annuities, mutual funds, deferred compensation and retirement plan services, structured settlement contracts and other special purpose annuity contracts. Individual Life sells a variety of life insurance products, including variable life, universal life, interest-sensitive whole life and term life insurance. Employee Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 1998 Form 10-K Annual Report. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.

                                   Investment       Individual     Employee
JUNE 30, 1999                       Products           Life        Benefits         COLI          Other        Total
---------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                      $   499          $   140        $   489        $   215        $    14       $ 1,357
Net income (loss)                        81               17             19              8            (11)          114
---------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED
Total revenues                      $   982          $   273        $   964        $   439        $    34       $ 2,692
Net income (loss)                       159               32             36             14            (21)          220
---------------------------------------------------------------------------------------------------------------------------


                                   Investment       Individual       Employee
JUNE 30, 1998                       Products           Life          Benefits          COLI          Other        Total
----------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                      $   456          $   142          $   419         $   132        $     6     $  1,155
Net income (loss)                        66               15               17               6            (10)          94
----------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED
Total revenues                      $   890          $   276          $   908         $   473       $     12     $  2,559
Net income (loss)                       127               28               32              12            (21)         178
----------------------------------------------------------------------------------------------------------------------------

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

(b) INVESTMENTS

In October 1998, the Company became aware of allegations of improper activities at Commercial Financial Services, Inc. (CFS), a securitizer and servicer of asset backed securities, and on December 11, 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized a $29, after-tax, writedown on its asset backed securities securitized and serviced by CFS, during the fourth quarter of 1998. (For a further discussion of CFS, see Note 16 (e) of Notes to Consolidated Financial Statements included in Hartford Life's 1998 Form 10-K Annual Report.)

In June 1999, CFS ceased operations and bankruptcy trustees began the process of transitioning servicing accounts over to back up servicers. As a result, the Company recognized a $32, after-tax, writedown related to the asset backed securities, during the second quarter of 1999. As of June 30, 1999, Hartford Life's amortized cost and estimated fair value of these securities was $27.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of June 30, 1999, compared with December 31, 1998, and its results of operations for the second quarter and six months ended June 30, 1999 compared with the equivalent periods in 1998. This discussion should be read in conjunction with the MD&A included in the Company's 1998 Form 10-K Annual Report.

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


INDEX

Consolidated Results of Operations                  10
Investment Products                                 11
Individual Life                                     12
Employee Benefits                                   12
Corporate Owned Life Insurance (COLI)               13
Investments                                         13
Capital Markets Risk Management                     14
Capital Resources and Liquidity                     15
Regulatory Initiatives and Contingencies            17
Accounting Standards                                19


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY

                                         SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                      -------------------------     -----------------------------
                                          1999           1998           1999           1998
-------------------------------------------------------------------------------------------------
Revenues                              $    1,357     $    1,155     $    2,692     $    2,559
Expenses                                   1,243          1,061          2,472          2,381
-------------------------------------------------------------------------------------------------
   NET INCOME                         $      114     $       94     $      220     $      178
-------------------------------------------------------------------------------------------------

Hartford Life has the following reportable segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

Revenues increased $202, or 17%, and $133, or 5%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods. This increase was driven primarily by higher fee income in the individual annuity and mutual fund operations of the Investment Products segment. The increased fees are a result of higher assets under management which increased due to strong net cash flow (new sales less surrenders) and equity market appreciation. Also contributing to the increase in revenues are premium growth in the Employee Benefits segment due to strong sales and persistency, as well as increased COLI revenues primarily relating to cost of insurance charges associated with the MBL business which was recaptured in November 1998. (For a discussion of the MBL Recapture, see "Purchases of Affiliates and Other" under the Capital Resources and Liquidity section in Hartford Life's 1998 Form 10-K Annual Report.)

Expenses increased $182, or 17%, and $91, or 4%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods, consistent with the revenue growth described above. Net income increased $20, or 21%, and $42, or 24%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods. This earnings growth was primarily driven by the Company's increased revenues associated with higher assets under management across its operating segments.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                      SECOND QUARTER      SIX MONTHS ENDED
                                                           ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -----------------------------------------
                                                      1999      1998      1999       1998
---------------------------------------------------------------------------------------------
Investment Products                                 $   81    $   66      $  159    $  127
Individual Life                                         17        15          32        28
Employee Benefits                                       19        17          36        32
Corporate Owned Life Insurance (COLI)                    8         6          14        12
Other                                                  (11)      (10)        (21)      (21)
---------------------------------------------------------------------------------------------
    NET INCOME                                      $  114    $   94      $  220    $  178
---------------------------------------------------------------------------------------------

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                                                      SECOND QUARTER        SIX MONTHS
                                                           ENDED               ENDED
                                                        JUNE 30,              JUNE 30,
                                                    -----------------    --------------------
                                                      1999      1998      1999       1998
---------------------------------------------------------------------------------------------
Revenues                                            $  499    $  456     $  982      $  890
Expenses                                               418       390        823         763
---------------------------------------------------------------------------------------------
   NET INCOME                                       $   81    $   66     $  159      $  127
---------------------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $43, or 9%, and $92, or 10%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods. This increase was primarily driven by higher fee income in the individual annuity and retail mutual fund operations. Fees generated by individual variable annuities increased $53 and $108 for the respective second quarter and six month periods, while related average account values grew $14.8 billion, or 29%, to $66.5 billion for the six months ended June 30, 1999 from $51.7 billion for the six months ended June 30, 1998. This growth was due, in part, to strong individual variable annuity sales of $5.3 billion for the first six months of 1999, as well as strong persistency and equity market appreciation. In addition, fee income from other investment products increased $14 and $32 for the respective second quarter and six month periods, primarily driven by the Company's retail mutual funds where average assets under management increased $2.0 billion, or 154%, to $3.3 billion for the six months ended June 30, 1999 from $1.3 billion for the six months ended June 30, 1998. The substantial growth in mutual fund assets under management was primarily due to strong net sales (sales less redemptions) of $1.2 billion for the six months ended June 30, 1999 and equity market appreciation. Partially offsetting this segment's revenue growth was a decline in net investment income of $17 and $40 for the respective second quarter and six month periods, primarily due to a decrease in general account assets related to the Company's guaranteed investment contract (GIC) business.

Due to continued growth in assets under management, expenses increased $28, or 7%, and $60, or 8%, for the second quarter and six months ended June 30, 1999, respectively, compared to the equivalent prior year periods. This increase was driven by amortization of deferred policy acquisition costs, which grew $22 and $49 for the respective second quarter and six month periods, and operating expenses, which increased $8 and $21 over respective prior year levels. Operating expenses as a percentage of average assets under management for this segment were relatively consistent for the second quarter and six months ended June 30, 1999 as compared to the equivalent prior year periods. Partially offsetting this segment's expense growth was a decrease in benefits and claims of $7 and $30 for the respective second quarter and six month periods, primarily related to the Company's GIC business.

Net income increased $15, or 23%, and $32, or 25%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were driven by the segment's growth in fee income as a result of the increase in average assets under management of 19% and 22%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods.

INDIVIDUAL LIFE

                                                      SECOND QUARTER         SIX MONTHS
                                                           ENDED               ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -----------------------------------------
                                                      1999      1998      1999       1998
---------------------------------------------------------------------------------------------
Revenues                                            $    140  $    142  $    273  $    276
Expenses                                                 123       127       241       248
---------------------------------------------------------------------------------------------
   NET INCOME                                       $     17  $     15  $     32  $     28
---------------------------------------------------------------------------------------------

Revenues in the Individual Life segment were relatively consistent for the second quarter and six months ended June 30, 1999, as compared to the equivalent prior year periods. However, fee income increased $11, or 13%, and $19, or 12%, for the respective second quarter and six month periods primarily as a result of higher variable life average account values, which increased $700, or 58%, to $1.9 billion for the six months ended June 30, 1999 as compared to $1.2 billion for the six months ended June 30, 1998. The higher fee income was offset by a decrease in premium revenue resulting from the segment's shift from traditional life insurance products to investment oriented life insurance products.

Expenses were relatively consistent for the second quarter and six months ended June 30, 1999, as compared to the equivalent prior year periods. The segment experienced favorable mortality which was partially offset by higher amortization of deferred policy acquisition costs.

Net income increased $2, or 13%, and $4, or 14%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent 1998 periods. These increases were driven by the higher average variable life account values and favorable mortality described above. Total life insurance in force was over $63 billion as of June 30, 1999, a 10% increase over the same period in 1998.

EMPLOYEE BENEFITS

                                                      SECOND QUARTER        SIX MONTHS
                                                           ENDED               ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -----------------------------------------
                                                      1999      1998      1999       1998
---------------------------------------------------------------------------------------------
Revenues                                            $    489  $    419  $    964  $    908
Expenses                                                 470       402       928       876
---------------------------------------------------------------------------------------------
   NET INCOME                                       $     19  $     17  $     36  $     32
---------------------------------------------------------------------------------------------

Revenues in the Employee Benefits segment increased $70 or 17%, and $56, or 6%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods. Revenues, excluding buyouts, increased $59, or 14%, and $70, or 8%, for the respective second quarter and six month periods, as a result of increased premiums due to strong sales and persistency. Expenses increased $68, or 17%, and $52, or 6%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods, primarily due to higher benefits and claims associated with the increased premiums, as well as increased operating expenses due to the growth in this segment. Excluding buyouts, expenses increased $57, or 14%, and $66, or 8%. Expenses as a percentage of revenues, both including and excluding buyouts, were consistent for the second quarter and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Net income increased $2, or 12%, and $4, or 13%, for the respective second quarter and six month periods, primarily related to the increased revenues, as well as increased after-tax net investment income due to the segment's increased holdings in tax exempt securities.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                      SECOND QUARTER         SIX MONTHS
                                                           ENDED               ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -----------------------------------------
                                                      1999      1998      1999       1998
---------------------------------------------------------------------------------------------
Revenues                                            $    215  $    132  $    439  $    473
Expenses                                                 207       126       425       461
---------------------------------------------------------------------------------------------
   NET INCOME                                       $      8  $      6  $     14  $     12
---------------------------------------------------------------------------------------------

COLI revenues increased $83, or 63%, for the second quarter ended June 30, 1999 from the comparable 1998 period. Contributing to the increase in revenues were cost of insurance charges associated with the MBL business recaptured in November 1998 and higher fee income associated with increased variable COLI account values. Average variable COLI account values increased $4.0 billion, or 51%, to $11.8 billion for the second quarter ended June 30, 1999 compared to $7.8 billion for the comparable 1998 period. These increases were offset by the reduction in revenue associated with the declining block of leveraged COLI business due to the Health Insurance Portability and Accountability Act of 1996, which phased out the deductibility of interest expense on policy loans through the end of 1998. Revenues decreased $34, or 7%, for the six months ended June 30, 1999 from the comparable 1998 period primarily due to higher revenues in 1998 associated with the segment's significant first quarter 1998 sales. The revenue decrease was partially offset by the increase in fee income on the variable COLI business and the increased revenues associated with the MBL business described above.

Expenses increased $81, or 64%, for the second quarter ended June 30, 1999 from the comparable 1998 period, primarily due to higher benefits and claims associated with MBL business, partially offset by decreases due to the declining block of leveraged COLI business. However, expenses decreased $36, or 8%, for the six months ended June 30, 1999 as compared to the same period in 1998, primarily due to significant dividends to policyholders in the first quarter of 1998 relating to the revenues discussed above.

Net income increased $2, or 33%, and $2, or 17%, for the second quarter and six months ended June 30, 1999, respectively, as compared to the equivalent prior year periods, primarily due to higher fees earned on increased variable COLI account values, as well as earnings associated with MBL business.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $22.1 billion as of June 30, 1999 and were comprised of $17.1 billion of fixed maturities, $4.5 billion of policy loans, equity securities of $154 and other investments of $333. As of December 31, 1998, general account invested assets totaled $24.9 billion and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans, equity securities of $140 and other investments of $363. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $2.2 billion from December 31, 1998 as a result of the Company's declining block of leveraged COLI business.

                                                    JUNE 30, 1999               DECEMBER 31, 1998
                                               -----------------------------------------------------
FIXED MATURITIES BY TYPE                        FAIR VALUE     PERCENT       FAIR VALUE     PERCENT
---------------------------------------------------------------------------------------------------
Corporate                                       $ 8,128         47.7%        $ 7,898         44.6%
Asset backed securities                           2,554         15.0%          2,465         13.9%
Commercial mortgage backed securities             1,996         11.7%          2,036         11.5%
Municipal - tax-exempt                            1,008          5.9%            916          5.2%
Short-term                                          926          5.4%          2,119         12.0%
Mortgage backed securities - agency                 844          4.9%            503          2.9%
Collateralized mortgage obligations                 661          3.9%            831          4.7%
Government/Government agencies - Foreign            493          2.9%            530          3.0%
Government/Government agencies - U.S.               228          1.3%            166          0.9%
Municipal - taxable                                 172          1.0%            223          1.3%
Redeemable preferred stock                           48          0.3%              5           --
-------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                        $17,058        100.0%        $17,692        100.0%
-------------------------------------------------------------------------------------------------

Holdings of short-term securities declined primarily as a result of the funding of scheduled liability maturities and the reallocation of short-term assets into other asset sectors.

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                      SECOND QUARTER               SIX MONTHS
                                                           ENDED                      ENDED
                                                         JUNE 30,                   JUNE 30,
                                                    -----------------------------------------------
(Before-tax)                                           1999        1998        1999         1998
----------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan        $    284    $    286    $    574    $    582
income
Policy loan income                                         97         106         208         210
----------------------------------------------------------------------------------------------------
Net investment income - total                        $    381    $    392    $    782    $    792
----------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                      6.9%        7.4%        6.7%        7.6%
----------------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income for the second quarter and six months ended June 30, 1999 was comparable to the respective prior year periods. Yield on average invested assets declined to 6.9% and 6.7% for the second quarter and six months ended June 30, 1999, respectively. This decline was a result of a decrease in policy loan weighted-average interest rates, which declined to 7.8% as of June 30, 1999 from 11.1% as of June 30, 1998. Although yields on policy loans have decreased, the average policy loan balance has increased due to the MBL Recapture. Therefore, policy loan investment income is relatively consistent with the prior year.

There were no net realized capital gains or losses for the second quarter and six months ended June 30, 1999 and 1998. During the second quarter of 1999, net realized capital gains from the sale of fixed maturities and equity securities were offset by a realized capital loss of $32, after-tax, related to an other than temporary impairment charge associated with asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS). (For additional information on CFS, see Note 4 (b) of Notes to Consolidated Financial Statements.)

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


CREDIT RISK

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks whether borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval. Hartford Life is not exposed to any significant credit concentration risk of a single issuer. For a discussion of investment contingencies, see Note 4 (b) of Notes to Consolidated Financial Statements.

The following table identifies fixed maturity securities for the general account and guaranteed separate accounts by credit quality. The ratings referenced in the table are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

As of June 30, 1999 and December 31, 1998, over 98% of the fixed maturity portfolio was invested in investment-grade securities.

                                                         JUNE 30, 1999            DECEMBER 31, 1998
                                                    --------------------------------------------------
 FIXED MATURITIES BY CREDIT QUALITY                  FAIR VALUE     PERCENT     FAIR VALUE   PERCENT
------------------------------------------------------------------------------------------------------
 U.S. Government/Government agencies                $   2,704        10.3%      $  2,596       9.5%
 AAA                                                    3,604        13.7%         3,542      12.9%
 AA                                                     2,694        10.2%         2,674       9.7%
 A                                                      9,028        34.3%         8,878      32.3%
 BBB                                                    6,749        25.6%         7,019      25.6%
 BB and below                                           396           1.5%         492         1.8%
 Short-term                                             1,169         4.4%         2,265       8.2%
------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                            $   26,344      100.0%      $  27,466    100.0%
------------------------------------------------------------------------------------------------------

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of The Hartford Financial Services Group, Inc., the Company's indirect parent. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $11.3 billion and $11.2 billion at June 30, 1999 and December 31, 1998, respectively.

For a further discussion of market risk exposure, including derivative instruments, please refer to Hartford Life's 1998 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.0 billion and $2.2 billion as of June 30, 1999 and December 31, 1998, respectively. Holdings of short-term securities declined primarily as a result of the funding of scheduled liability maturities and the reallocation of short-term assets into other asset sectors.

The capital structure of the Company consists of debt and equity, and is summarized as follows:


                                                                   JUNE 30, 1999   DECEMBER 31, 1998
 ---------------------------------------------------------------------------------------------------
 Long-term debt                                                    $      650        $      650
 Company obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely parent junior
 subordinated debentures (TruPS)                                          250               250
   -------------------------------------------------------------------------------------------------
   TOTAL DEBT                                                      $      900        $      900
   -------------------------------------------------------------------------------------------------
 Equity excluding net unrealized capital gains (losses) on         $    2,422        $    2,230
 securities, net of tax
 Net unrealized capital gains (losses) on securities, net
 of tax                                                                 (104)               263
 ---------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                      $    2,318        $    2,493
   -------------------------------------------------------------------------------------------------
   TOTAL CAPITALIZATION (1)                                        $    3,322        $    3,130
   -------------------------------------------------------------------------------------------------
 Debt to equity (1)                                                      37%                40%
 Debt to capitalization (1)                                              27%                29%
 ---------------------------------------------------------------------------------------------------

      (1) Excludes net unrealized capital gains (losses) on securities, net of tax.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $192, or 6%, as of June 30, 1999, as compared to December 31, 1998. This increase was primarily the result of net income of $220 partially offset by dividends declared of $25. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital gains (losses) on securities, net of tax) decreased to 37% and 27% as of June 30, 1999, respectively, from 40% and 29% as of December 31, 1998, respectively. Net unrealized capital gains (losses) on securities, net of tax, decreased $367 as of June 30, 1999, as compared to December 31, 1998, primarily due to an increase in interest rates as reflected in the fixed maturity portfolio.

DIVIDENDS

Hartford Life declared $25 in dividends for the six month period ended June 30, 1999 to holders of Class A and Class B Common Stock.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $57 for the six months ended June 30, 1999, of which $40 had been received by the Company as of June 30, 1999.

TREASURY STOCK

During the first six months of 1999, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 70,000 shares of its Class A Common Stock in the open market at a total cost of $3. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase additional shares of its Class A Common Stock to make shares available for its various employee stock-based benefit plans.

CASH FLOWS

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    -------------------------
                                                                        1999        1998
---------------------------------------------------------------------------------------------
Cash provided by operating activities                                 $   187       $ 119
Cash provided by (used for) investing activities                        2,298        (436)
Cash (used for) provided by financing activities                       (2,425)        287
Cash - end of period                                                       96          58
---------------------------------------------------------------------------------------------

The increase in cash provided by operating activities was primarily the result of timing in the settlement of receivables and payables in the first six months of 1999. The increase in cash provided by (used for) investing activities and the decrease in cash (used for) provided by financing activities primarily related to the significant downsizing of the leveraged COLI block of business, as well as the decrease in the Company's GIC business. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as the insurance company subsidiaries of Hartford Life. Even if enacted in Connecticut, it is expected that these laws will neither significantly change Hartford Life's investment strategies nor have any material adverse effect on Hartford Life's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected Connecticut will adopt the SAP and the Company will make the necessary changes required for implementation. These changes are not anticipated to have a material impact on the statutory financial statements of Hartford Life's insurance subsidiaries.

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Hartford Life distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company's continuing relationship with certain of these third parties could materially affect the Company's ability to market its products. During the first quarter of 1999, the Company modified its contract with Putnam Mutual Funds Corp. (Putnam) to eliminate the exclusivity provision, which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company's ability to distribute Putnam-related products.

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

Third Party Year 2000 Efforts and Timetable

Hartford Life's Year 2000 efforts include assessing the potential impact on Hartford Life of third parties' Year 2000 readiness. Hartford Life's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, third party administrators, securities broker dealers, banks and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life has substantially completed third party initiatives (1) and (2). Hartford Life is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life does not have control over these third parties and, as a result, Hartford Life cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of Hartford Life's Year 2000 efforts that were incurred prior to the year ended December 31, 1998 were not material to Hartford Life's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $4. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will be approximately $5 to $10, of which approximately $2 were incurred in the six months ended June 30, 1999. These costs are being expensed as incurred.

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

Hartford Life has substantially completed the development of certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. The Company has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of business functions on critical third parties and their Year 2000 readiness. These plans will be reviewed and tested on an integrated basis, where appropriate, for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1999, Hartford Life held its annual meeting of stockholders. The following matters were considered and voted upon: (1) to elect three nominees to the Board of Directors to hold office until the 2002 annual meeting of shareholders and until their successors are elected and qualified; and (2) to ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

Each of the nominees for election as directors were elected to the Board of Directors, and the appointment of Arthur Andersen LLP was approved. Hartford Accident and Indemnity Company (Hartford A&I), an indirect wholly-owned subsidiary of The Hartford Financial Services Group, Inc., is record owner of all of the Class B Common Stock of the Company, representing 95.6% of the combined voting power of the Company's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders. Hartford A&I voted in favor on each matter submitted to a vote. Set forth is the vote tabulation of holders of Class A Common Stock relating to the election of directors and the appointment of Arthur Andersen LLP:

(1)   Board of Directors


                                                          CLASS A
NAME OF DIRECTOR NOMINEES                        SHARES FOR      SHARES WITHHELD
--------------------------------------------------------------------------------
Gail Deegan                                      22,160,432           115,561
Lowndes A. Smith                                 22,165,179           110,814
Robert W. Selander                               22,158,932           117,061
--------------------------------------------------------------------------------


(2)    Ratification of the appointment of Arthur Andersen LLP

       Class A shares for              22,125,526
       Class A shares against              86,880
       Class A shares abstained            63,587

Shareholders of record on March 22, 1999 were entitled to vote at the annual meeting. As of that date, there were 25,928,071 shares of the Company's Class A Common Stock and 114,000,000 of Class B Common Stock outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HARTFORD LIFE, INC.




                                           /s/  Mary Jane B. Fortin
                                           -----------------------------------
                                           Mary Jane B. Fortin
                                           Vice President and Chief Accounting
                                           Officer




AUGUST 13, 1999

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX

     EXHIBIT #                              DESCRIPTION
     ---------                              -----------
       27                   Financial Data Schedule is filed herewith.