Form 10-Q
period 1999-09-30
HARTFORD LIFE INC
filed 1999-11-15
CIK 1032204

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


As of October 29, 1999, there were outstanding 25,970,453 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.


================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

Consolidated Statements of Income - Third Quarter
and Nine Months Ended September 30, 1999 and 1998                             3

Consolidated Balance Sheets - September 30, 1999 and December 31, 1998        4

Consolidated Statements of Changes in Stockholders' Equity -
Nine Months Ended September 30, 1999 and 1998                                 5

Consolidated Statements of Cash Flows - Nine
Months Ended September 30, 1999 and 1998                                      6

Notes to Consolidated Financial Statements                                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                  19

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    19

Signature                                                                    20

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THIRD QUARTER              NINE MONTHS
                                                                   ENDED                     ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                            --------------------     --------------------
(In millions, except for per share data) (Unaudited)          1999         1998       1999         1998
                                                              ----         ----       ----         ----
REVENUES
Premiums and other considerations                           $ 1,044      $   894     $ 2,954      $ 2,661
Net investment income                                           381          393       1,163        1,185
Net realized capital losses                                      (5)        --            (5)        --
                                                            -------      -------     -------      -------
      TOTAL REVENUES                                          1,420        1,287       4,112        3,846
                                                            -------      -------     -------      -------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                  745          679       2,282        2,108
Amortization of deferred policy acquisition costs               150          122         417          336
Dividends to policyholders                                       70           60          97          177
Interest expense                                                 17           17          50           42
Other expenses                                                  271          257         772          760
                                                            -------      -------     -------      -------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                    1,253        1,135       3,618        3,423
                                                            -------      -------     -------      -------


       INCOME BEFORE INCOME TAX EXPENSE                         167          152         494          423
Income tax expense                                               48           52         155          145
                                                            -------      -------     -------      -------

       NET INCOME                                           $   119      $   100     $   339      $   278
                                                            -------      -------     -------      -------


Basic earnings per share                                    $  0.85      $  0.71     $  2.42      $  1.98
Diluted earnings per share                                  $  0.85      $  0.71     $  2.42      $  1.98
                                                            -------      -------     -------      -------

Weighted average common shares outstanding                    140.0        140.0       139.9        140.0
Weighted average common shares outstanding and
   dilutive potential common shares                           140.3        140.2       140.3        140.2
                                                            -------      -------     -------      -------

Cash dividends declared per share                           $  0.09      $  0.09     $  0.27      $  0.27
                                                            -------      -------     -------      -------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  SEPTEMBER 30,      DECEMBER 31,
(In millions, except for share data)                                                  1999               1998
                                                                                  -------------      ------------
                                                                                   (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $17,162 and $17,271)                                                            $  16,802         $  17,692
 Equity securities, at fair value                                                         153               140
 Policy loans, at outstanding balance                                                   4,283             6,687
 Other investments                                                                        389               363
                                                                                    ---------         ---------
      Total investments                                                                21,627            24,882
 Cash                                                                                      59                36
 Premiums receivable and agents' balances                                                 238               166
 Reinsurance recoverables                                                                 461               900
 Deferred policy acquisition costs                                                      4,103             3,842
 Deferred income tax                                                                      525               456
 Other assets                                                                           1,191             1,112
 Separate account assets                                                               97,377            90,628
                                                                                    ---------         ---------
        TOTAL ASSETS                                                                $ 125,581         $ 122,022
                                                                                    ---------         ---------

LIABILITIES
 Future policy benefits                                                             $   5,987         $   5,717
 Other policyholder funds                                                              16,678            19,767
 Long-term debt                                                                           650               650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                          250               250
 Other liabilities                                                                      2,322             2,517
 Separate account liabilities                                                          97,377            90,628
                                                                                    ---------         ---------
        TOTAL LIABILITIES                                                             123,264           119,529
                                                                                    ---------         ---------


STOCKHOLDERS' EQUITY
 Class A common stock - 600,000,000 shares authorized;
      26,109,512 and 26,077,320 shares issued, par value $0.01                           --                --
 Class B common stock - 600,000,000 shares authorized;
      114,000,000 shares issued and outstanding, par value $0.01                            1                 1
 Capital surplus                                                                        1,283             1,281
 Treasury stock, at cost - 127,571 and 161,984 shares                                      (7)               (9)
 Accumulated other comprehensive income (loss)
      Net unrealized capital gains (losses) on securities, net of tax                    (215)              263
      Cumulative translation adjustments                                                  (10)               (7)
                                                                                    ---------         ---------
      Total accumulated other comprehensive income (loss)                                (225)              256
                                                                                    ---------         ---------
 Retained earnings                                                                      1,265               964
                                                                                    ---------         ---------
        TOTAL STOCKHOLDERS' EQUITY                                                      2,317             2,493
                                                                                    ---------         ---------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 125,581         $ 122,022
                                                                                    ---------         ---------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                   ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME
                                                                                        (LOSS)
                                                                                ------------------------
                                                                                    NET
                                                                                UNREALIZED
                                                                                  CAPITAL
                                                                                   GAINS
                                                                                 (LOSSES)
                                       CLASS A  CLASS B               TREASURY      ON       CUMULATIVE                  TOTAL
                                       COMMON   COMMON     CAPITAL     STOCK,   SECURITIES,  TRANSLATION   RETAINED  STOCKHOLDERS'
(In millions) (Unaudited)               STOCK    STOCK     SURPLUS    AT COST   NET OF TAX   ADJUSTMENTS   EARNINGS      EQUITY
                                       -------  -------    -------    --------  -----------  -----------   --------  -------------
Balance, December 31, 1998             $  -     $    1     $  1,281   $   (9)   $     263    $    (7)       $   964     $  2,493
Comprehensive income (loss)
Net income                                                                                                      339          339
                                                                                                                        --------
Other comprehensive income (loss),
 net of tax (1)
  Net unrealized capital losses on
    securities (2)                                                                   (478)                                  (478)
  Cumulative translation adjustments                                                              (3)                         (3)
                                                                                                                        --------
Total other comprehensive income
  (loss)                                                                                                                    (481)
                                                                                                                        --------
    Total comprehensive income (loss)                                                                                       (142)
                                                                                                                        --------
Dividends declared                                                                                               (38)        (38)
Issuance of shares under incentive
  and stock purchase plans                                        2        7
                                                                                                                               9
Treasury stock acquired                                                   (5)                                                 (5)
                                       ----     ------     --------   ------    ---------    -------        --------    --------
    BALANCE, SEPTEMBER 30, 1999        $  -     $    1     $  1,283   $   (7)   $    (215)   $   (10)       $  1,265    $  2,317
                                       ----     ------     --------   ------    ---------    -------        --------    --------



NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                   ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME
                                                                                ------------------------
                                                                                    NET
                                                                                UNREALIZED
                                                                                  CAPITAL
                                                                                   GAINS
                                        CLASS A  CLASS B             TREASURY       ON       CUMULATIVE                  TOTAL
                                        COMMON   COMMON   CAPITAL     STOCK,    SECURITIES,  TRANSLATION   RETAINED   STOCKHOLDERS'
   (In millions) (Unaudited)             STOCK   STOCK    SURPLUS    AT COST    NET OF TAX   ADJUSTMENTS   EARNINGS      EQUITY
                                        -------  -------  -------    --------   -----------  -----------   --------   -------------
Balance, December 31, 1997               $  -    $    1   $  1,283   $    (1)     $  237      $    (4)     $   628      $ 2,144
Comprehensive income
Net income                                                                                                     278          278
                                                                                                                        -------
Other comprehensive income, net of
   tax(1)
   Net unrealized capital gains on                                                   142                                    142
      securities (2)
Cumulative translation adjustment                                                                  (3)
                                                                                                                             (3)
                                                                                                                        -------
Total other comprehensive income                                                                                            139
                                                                                                                        -------
    Total comprehensive income                                                                                              417
                                                                                                                        -------
Dividends declared                                                                                             (37)         (37)
Issuance of shares under incentive and
     stock purchase plans                                       (2)        6                                                  4
Treasury stock acquired                                                  (15)                                               (15)
                                         ----    ------   --------   -------      ------      -------      -------      -------
    BALANCE, SEPTEMBER 30, 1998          $  -    $    1   $  1,281   $   (10)     $  379      $    (7)     $   869      $ 2,513
                                         ----    ------   --------   -------      ------      -------      -------      -------


(1) Net unrealized capital gains (losses) on securities is reflected net of tax (benefit) provision of $(257) and $76 for the nine months ended September 30, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.

(2) There were no reclassification adjustments for after-tax gains (losses) realized in net income for the nine months ended September 30, 1999 and 1998, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             -----------------------
(In millions) (Unaudited)                                                                      1999            1998
                                                                                               ----            ----
OPERATING ACTIVITIES
   Net income                                                                                $   339         $   278
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                                   9              18
   Net realized capital losses                                                                     5            --
   Increase in premiums receivable and agents' balances                                          (72)             (5)
   (Decrease) increase in other liabilities                                                      (95)             47
   Change in receivables, payables and accruals                                                  174             (15)
   Decrease in accrued tax                                                                      (208)            (60)
   Decrease (increase) in deferred income tax                                                    188             (83)
   Increase in deferred policy acquisition costs                                                (261)           (362)
   Increase in future policy benefits                                                            270             521
   Decrease (increase) in reinsurance recoverables and other assets                                3             (19)
                                                                                             -------         -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  352             320
                                                                                             -------         -------
INVESTING ACTIVITIES
   Purchases of investments                                                                   (6,151)         (6,058)
   Sales of investments                                                                        7,208           4,415
   Maturities and principal paydowns of fixed maturity investments                             1,431           1,498
   Purchase of affiliates and other                                                              (12)           (198)
                                                                                             -------         -------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                     2,476            (343)
                                                                                             -------         -------
FINANCING ACTIVITIES
   Decrease in short-term debt                                                                  --               (50)
   Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior
      subordinated debentures                                                                   --               250
   Dividends paid                                                                                (38)            (25)
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                    (2,769)           (142)
   Net issuance (purchase) of common stock                                                         2              (8)
                                                                                             -------         -------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                    (2,805)             25
                                                                                             -------         -------
   Net increase in cash                                                                           23               2
   Impact of Foreign Exchange                                                                   --                (3)
                                                                                             -------         -------
   Cash - beginning of period                                                                     36              88
                                                                                             -------         -------
      CASH - END OF PERIOD                                                                   $    59         $    87
                                                                                             -------         -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                 $   114         $   238
Interest                                                                                     $    37         $    26

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

                                                                  THIRD QUARTER ENDED                     NINE MONTHS ENDED
                                                           ----------------------------------    ----------------------------------
                                                                                    PER SHARE                             PER SHARE
SEPTEMBER 30, 1999                                         INCOME        SHARES       AMOUNT     INCOME        SHARES       AMOUNT
                                                           ------        ------     ---------    ------        ------     ---------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                  $119          140.0      $   0.85     $339          139.9      $   2.42
                                                                                     --------                              --------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares         --             0.3                     --            0.4
                                                            -------------------                   -------------------
  Amounts available to common shareholders
     plus assumed conversions                               $119          140.3      $   0.85     $339          140.3      $   2.42
                                                            ----        -------      --------     ----        -------      --------

SEPTEMBER 30, 1998
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                  $100          140.0      $   0.71     $278          140.0      $   1.98
                                                                                     --------                              --------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares         --             0.2                     --            0.2
                                                            -------------------                   -------------------
  Amounts available to common shareholders
     plus assumed conversions                               $100          140.2      $   0.71     $278          140.2      $   1.98
                                                            ----        -------      --------     ----        -------      --------

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

                         Investment    Individual     Employee
SEPTEMBER 30, 1999        Products        Life        Benefits        COLI          Other          Total
                         ----------    ----------     --------        ----          -----          -----
THIRD QUARTER ENDED
Total revenues             $  517        $  148        $  529        $  220        $    6         $1,420
Net income (loss)              83            19            21             8           (12)           119
                           ------        ------        ------        ------        ------         ------

NINE MONTHS ENDED
Total revenues             $1,499        $  421        $1,493        $  659        $   40         $4,112
Net income (loss)             242            51            57            22           (33)           339
                           ------        ------        ------        ------        ------         ------


                         Investment    Individual     Employee
SEPTEMBER 30, 1998        Products        Life        Benefits        COLI          Other          Total
                         ----------    ----------     --------        ----          -----          -----
THIRD QUARTER ENDED
Total revenues             $  447        $  145        $  446        $  218        $   31         $1,287
Net income (loss)              67            17            19             6            (9)           100
                           ------        ------        ------        ------        ------         ------

NINE MONTHS ENDED
Total revenues             $1,337        $  421        $1,354        $  691        $   43         $3,846
Net income (loss)             194            45            51            18           (30)           278
                           ------        ------        ------        ------        ------         ------

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

(b) INVESTMENTS

In October 1998, the Company became aware of allegations of improper activities at Commercial Financial Services Inc. ("CFS"), a securitizer and servicer of asset backed securities, and in December 1998, CFS filed for protection under Chapter 11 of the Bankruptcy Code. As a result, the Company recognized $29, after-tax, writedown related to the asset backed securities during the fourth quarter of 1998. In June 1999, CFS ceased operations at which time the Company recognized an additional $32, after-tax, writedown. In August 1999, the Company sold all of its CFS holdings at a nominal gain, recovering its June 30, 1999 amortized cost of $27.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of September 30, 1999, compared with December 31, 1998, and its results of operations for the third quarter and nine months ended September 30, 1999 compared with the equivalent periods in 1998. This discussion should be read in conjunction with the MD&A included in the Company's 1998 Form 10-K Annual Report.

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


INDEX

Consolidated Results of Operations                                            10
Investment Products                                                           11
Individual Life                                                               12
Employee Benefits                                                             12
Corporate Owned Life Insurance (COLI)                                         13
Investments                                                                   13
Capital Markets Risk Management                                               14
Capital Resources and Liquidity                                               15
Regulatory Initiatives and Contingencies                                      17
Accounting Standards                                                          19

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY             THIRD QUARTER ENDED            NINE MONTHS ENDED
                                  SEPTEMBER 30,                 SEPTEMBER 30,
                             ---------------------         ---------------------
                              1999           1998           1999           1998
                              ----           ----           ----           ----
Revenues                     $1,420         $1,287         $4,112         $3,846
Expenses                      1,301          1,187          3,773          3,568
                             ------         ------         ------         ------
   NET INCOME                $  119         $  100         $  339         $  278
                             ------         ------         ------         ------

Hartford Life has the following reportable segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

Revenues increased $133, or 10%, and $266, or 7%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods. This increase was driven primarily by the Investment Products and Employee Benefits segments. Investment Products experienced higher fee income in the individual annuity and mutual fund operations as a result of higher assets under management which increased due to strong net cash flow (new sales less surrenders) and equity market appreciation. Employee Benefits experienced higher premium revenue in the segment due to strong sales and persistency.

Expenses increased $114, or 10%, and $205, or 6%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods, consistent with the revenue growth described above. Net income increased $19, or 19%, and $61, or 22%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods. This earnings growth was primarily driven by the Company's increased revenues associated with higher assets under management in the Investment Products segment, as well as continued growth across its other operating segments.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                             THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------         -------------------
                                              1999          1998          1999          1998
                                              ----          ----          ----          ----
Investment Products                          $  83         $  67         $ 242         $ 194
Individual Life                                 19            17            51            45
Employee Benefits                               21            19            57            51
Corporate Owned Life Insurance (COLI)            8             6            22            18
Other                                          (12)           (9)          (33)          (30)
                                             -----         -----         -----         -----
    NET INCOME                               $ 119         $ 100         $ 339         $ 278
                                             -----         -----         -----         -----

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                              THIRD QUARTER ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                 SEPTEMBER 30,
                             ---------------------         ---------------------
                              1999           1998           1999           1998
                              ----           ----           ----           ----
Revenues                     $  517         $  447         $1,499         $1,337
Expenses                        434            380          1,257          1,143
                             ------         ------         ------         ------
   NET INCOME                $   83         $   67         $  242         $  194
                             ------         ------         ------         ------

Revenues in the Investment Products segment increased $70, or 16%, and $162, or 12%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. This increase was primarily driven by higher fee income in the individual annuity and retail mutual fund operations. Fees generated by individual variable annuities increased $61, or 31%, and $169, or 30%, for the respective third quarter and nine month periods, while related average account values grew $15.3 billion, or 28%, to $69.8 billion for the third quarter 1999 and $15.8 billion, or 32%, to $65.5 billion for the nine months ended September 30, 1999, as compared to the same periods in 1998. The growth in average account values was due, in part, to strong individual variable annuity sales of $7.9 billion for the first nine months of 1999, as well as strong persistency and equity market appreciation from the applicable 1998 periods. In addition, fee income from other investment products increased $15, or 48%, and $47, or 55%, for the respective third quarter and nine month periods, primarily driven by the Company's retail mutual funds where average assets under management increased $2.6 billion or 144%, to $4.4 billion for the third quarter 1999 and $2.1 billion, or 150%, to $3.5 billion for the nine months ended September 30, 1999, as compared to the comparable 1998 periods. The substantial growth in mutual fund assets under management was primarily due to strong net sales (sales less redemptions) of $1.9 billion for the nine months ended September 30, 1999

Due to continued growth in assets under management, expenses increased $54, or 14%, and $114, or 10%, for the third quarter and nine months ended September 30, 1999, respectively, compared to the equivalent prior year periods. This increase was driven by amortization of deferred policy acquisition costs, which grew $22, or 25%, and $71, or 29%, for the respective third quarter and nine month periods, and operating expenses, which increased $8, or 13%, and $29, or 17%, over respective prior year levels. However, operating expenses as a percentage of average assets under management for this segment improved to 30 and 29 basis points for the third quarter and nine months ended September 30, 1999, respectively, from 32 and 31 basis points for the respective prior year periods.

Net income increased $16, or 24%, and $48, or 25%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were primarily driven by the segment's growth in fee income as a result of the increase in average assets under management.

INDIVIDUAL LIFE

                                  THIRD QUARTER ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                  -------------------         ------------------
                                  1999          1998          1999          1998
                                  ----          ----          ----          ----
Revenues                          $148          $145          $421          $421
Expenses                           129           128           370           376
                                  ----          ----          ----          ----
   NET INCOME                     $ 19          $ 17          $ 51          $ 45
                                  ----          ----          ----          ----

Revenues in the Individual Life segment were relatively consistent for the third quarter and nine months ended September 30, 1999, as compared to the equivalent prior year periods. However, fee income increased $16, or 19%, and $35, or 14%, for the respective third quarter and nine month periods. This increase was primarily a result of an increase in life insurance in force of 10% to $64.7 billion from September 30, 1998 to September 30, 1999, as well as higher variable life average account values which increased $700, or 50%, to $2.1 billion for the third quarter ended September 30, 1999 and $700, or 58%, to $1.9 billion for the nine months ended September 30, 1999 as compared to the comparable 1998 periods. The higher fee income was offset by a decrease in premium revenue resulting from the segment's shift from traditional life insurance products to investment oriented life insurance products.

Expenses were relatively consistent for the third quarter and nine months ended September 30, 1999, as compared to the equivalent prior year periods. The segment experienced favorable mortality which was partially offset by higher amortization of deferred policy acquisition costs.

Net income increased $2, or 12%, and $6, or 13%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent 1998 periods. These increases were driven by increased insurance in force and higher average variable life account values, as well as favorable mortality as described above.

EMPLOYEE BENEFITS

                              THIRD QUARTER ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,                  SEPTEMBER 30,
                             ---------------------         ---------------------
                              1999           1998           1999           1998
                              ----           ----           ----           ----
Revenues                     $  529         $  446         $1,493         $1,354
Expenses                        508            427          1,436          1,303
                             ------         ------         ------         ------
   NET INCOME                $   21         $   19         $   57         $   51
                             ------         ------         ------         ------

Revenues in the Employee Benefits segment increased $83, or 19%, and $139, or 10%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. Revenues, excluding buyouts, increased $52, or 12%, and $122, or 9%, for the respective third quarter and nine month periods, as a result of increased premiums due to strong sales and persistency, as well as higher net investment income.

Expenses increased $81, or 19%, and $133, or 10%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods, primarily due to higher benefits, claims and claim adjustment expenses and increased operating expenses due to the growth in this segment. Excluding buyouts, expenses increased $50, or 12%, and $116, or 9%, and as a percentage of revenues were consistent for the third quarter and nine months ended September 30, 1999 as compared to the same periods in 1998. The increased revenues resulted in increases in net income of $2, or 11%, and $6, or 12%, for the respective third quarter and nine month periods.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                  THIRD QUARTER ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                  -------------------         ------------------
                                  1999          1998          1999          1998
                                  ----          ----          ----          ----
Revenues                          $220          $218          $659          $691
Expenses                           212           212           637           673
                                  ----          ----          ----          ----
   NET INCOME                     $  8          $  6          $ 22          $ 18
                                  ----          ----          ----          ----

COLI revenues were consistent for the third quarter ended September 30, 1999 and decreased $32 or 5%, for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods. Leveraged COLI revenues increased $58 and $29 for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods due to increases related to the MBL business recaptured in November 1998 which were partially offset by decreases in revenues associated with the downsizing of the overall leveraged COLI business. Leveraged COLI average account values, excluding the recaptured MBL business, decreased $2.7 billion, or 47%, to $3.1 billion for the third quarter ended September 30, 1999 and $1.8 billion, or 31%, to $4.0 billion for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life's 1998 Form 10-K Annual Report.)

COLI expenses were consistent for the third quarter ended September 30, 1999 and decreased $36, or 5%, for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods due to the factors described above.

Net income increased $2, or 33%, and $4, or 22%, for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods. These increases were driven by growth in the variable COLI business where average account values increased $3.6 billion, or 43%, to $11.9 billion for the third quarter ended September 30, 1999 and $4.0 billion, or 53%, to $11.6 billion for the nine months ended September 30, 1999, as compared to the equivalent 1998 periods. Leveraged COLI net income was relatively consistent for the third quarter and nine months ended September 30, 1999, respectively, as compared to the equivalent prior year periods as increases associated with the recaptured MBL business were offset by decreases associated with the downsizing of the overall leveraged COLI business.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $21.6 billion as of September 30, 1999 and were comprised of $16.8 billion of fixed maturities, $4.3 billion of policy loans, equity securities of $153 and other investments of $389. As of December 31, 1998, general account invested assets totaled $24.9 billion and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans, equity securities of $140 and other investments of $363. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $2.4 billion from December 31, 1998 as a result of the Company's declining block of leveraged COLI business.

                                                  SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                              -------------------------    --------------------------
FIXED MATURITIES BY TYPE                      FAIR VALUE        PERCENT    FAIR VALUE        PERCENT
                                              ----------        -------    ----------        -------
Corporate                                       $ 8,000           47.6%      $ 7,898           44.6%
Asset backed securities                           2,514           15.0%        2,465           13.9%
Commercial mortgage backed securities             2,048           12.2%        2,036           11.5%
Municipal - tax-exempt                            1,027            6.1%          916            5.2%
Short-term                                          837            5.0%        2,119           12.0%
Mortgage backed securities - agency                 876            5.2%          503            2.9%
Collateralized mortgage obligations                 645            3.8%          831            4.7%
Government/Government agencies - Foreign            401            2.4%          530            3.0%
Government/Government agencies - U.S.               241            1.4%          166            0.9%
Municipal - taxable                                 166            1.0%          223            1.3%
Redeemable preferred stock                           47            0.3%            5            --
                                                -------          -----       -------          -----
 TOTAL FIXED MATURITIES                         $16,802          100.0%      $17,692          100.0%
                                                -------          -----       -------          -----

Holdings of short-term securities declined primarily as a result of the funding of scheduled liability maturities and the reallocation of short-term assets into other asset sectors.

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                              THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                            ------------------------         ------------------------
(Before-tax)                                                 1999             1998            1999             1998
                                                             ----             ----            ----             ----
Net investment income - excluding policy loan income        $   291          $   294         $   865          $   876
Policy loan income                                               90               99             298              309
                                                            -------          -------         -------          -------
Net investment income - total                               $   381          $   393         $ 1,163          $ 1,185
                                                            -------          -------         -------          -------
Yield on average invested assets (1)                            6.9%             7.5%            6.7%             7.6%
                                                            -------          -------         -------          -------
Net realized loss                                                (5)            --                (5)            --
                                                            -------          -------         -------          -------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income for the third quarter and nine months ended September 30, 1999 decreased $12, or 3%, and $22, or 2%, compared to the respective prior year periods. Yield on average invested assets declined to 6.9% and 6.7% for the third quarter and nine months ended September 30, 1999, respectively. This decline was a result of a decrease in policy loan weighted-average interest rates, which declined to 7.9% as of September 30, 1999 from 11.0% as of September 30, 1998. Although yields on policy loans have decreased, the average policy loan balance has increased due to the MBL Recapture. Therefore, policy loan investment income is relatively consistent with the prior year.

For the third quarter ended September 30, 1999, net realized capital losses included a $5 loss from the sale of Hartford Life Insurance Company Canada Holdings, Inc. For the nine months ended September 30, 1999, net realized capital gains on the sale of equity securities and fixed maturities, partially offset a $32, after-tax, impairment of asset backed securities securitized and serviced by CFS securities. The CFS securities were sold in August of 1999 at a nominal gain. (For additional information on CFS, see Note 4 (b) of Notes to the Consolidated Financial Statements.)


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

As of September 30, 1999 and December 31, 1998, over 97% of the fixed maturity portfolio was invested in investment-grade securities.

                                              SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                          -------------------------    -------------------------
 FIXED MATURITIES BY CREDIT QUALITY       FAIR VALUE        PERCENT    FAIR VALUE        PERCENT
                                          ----------        -------    ----------        -------
 U.S. Government/Government agencies        $ 2,595           10.0%      $ 2,596            9.5%
 AAA                                          3,613           14.0%        3,542           12.9%
 AA                                           3,287           12.7%        2,674            9.7%
 A                                            8,546           33.0%        8,878           32.3%
 BBB                                          6,118           23.7%        7,019           25.6%
 BB and below                                   579            2.2%          492            1.8%
 Short-term                                   1,135            4.4%        2,265            8.2%
                                            -------        -------       -------        -------
TOTAL FIXED MATURITIES                      $25,873          100.0%      $27,466          100.0%
                                            -------        -------       -------        -------

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of The Hartford Financial Services Group, Inc., the Company's indirect parent. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.7 billion and $11.2 billion at September 30, 1999 and December 31, 1998, respectively.

For a further discussion of market risk exposure, including derivative instruments, please refer to Hartford Life's 1998 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments in its general account totaling $896 and $2.2 billion as of September 30, 1999 and December 31, 1998, respectively. Holdings of short-term securities declined primarily as a result of the funding of scheduled liability maturities and the reallocation of short-term assets into other asset sectors.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                    SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                                    ------------------  -----------------
Long-term debt                                                                            $   650            $   650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                        250                250
                                                                                          -------            -------
  TOTAL DEBT                                                                              $   900            $   900
                                                                                          -------            -------
Equity excluding net unrealized capital gains (losses) on securities, net of tax          $ 2,532            $ 2,230
Net unrealized capital gains (losses) on securities, net of tax                              (215)               263
                                                                                          -------            -------
  TOTAL STOCKHOLDERS' EQUITY                                                              $ 2,317            $ 2,493
                                                                                          -------            -------
  TOTAL CAPITALIZATION (1)                                                                $ 3,432            $ 3,130
                                                                                          -------            -------
Debt to equity (1)                                                                             36%                40%
Debt to capitalization (1)                                                                     26%                29%
                                                                                          -------            -------

(1) Excludes net unrealized capital gains (losses) on securities, net of tax.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $302, or 10%, as of September 30, 1999, as compared to December 31, 1998. This increase was primarily the result of net income of $339 partially offset by dividends declared of $38. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital gains (losses) on securities, net of tax) decreased to 36% and 26% as of September 30, 1999, respectively, from 40% and 29% as of December 31, 1998, respectively. Net unrealized capital gains (losses) on securities, net of tax, decreased $478 as of September 30, 1999, as compared to December 31, 1998, primarily due the impact of increased interest rates on the Company's fixed maturity portfolio.

DIVIDENDS

Hartford Life declared $38 in dividends for the nine month period ended September 30, 1999 to holders of Class A and Class B Common Stock.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $74 for the nine months ended September 30, 1999, of which $57 had been received by the Company as of September 30, 1999.

TREASURY STOCK

During the first nine months of 1999, to make shares available to employees pursuant to stock-based benefit plans, the Company repurchased 95,000 shares of its Class A Common Stock in the open market at a total cost of $5. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase additional shares of its Class A Common Stock to make shares available for its various employee stock-based benefit plans.

CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          -------------------------
                                                            1999              1998
                                                            ----              ----
Cash provided by operating activities                     $   352           $   320
Cash provided by (used for) investing activities            2,476              (343)
Cash (used for) provided by financing activities           (2,805)               25
Cash - end of period                                           59                87

The increase in cash provided by operating activities was primarily the result of an increase in net income as well as timing in the settlement of receivables and payables in the first nine months of 1999. The increase in cash provided by (used for) investing activities and the decrease in cash (used for) provided by financing activities primarily related to the significant downsizing of the leveraged COLI block of business, as well as the decrease in the Company's GIC business. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that Connecticut will adopt the SAP and the Company will make the necessary changes required for implementation.

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

Internal Year 2000 Efforts and Timetable

Beginning in 1990, Hartford Life began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. Since January 1998, Hartford Life's Year 2000 efforts have focused on the remaining Year 2000 issues related to IT and non-IT systems in all of Hartford Life's business segments. These Year 2000 efforts include the following five main initiatives: (1) identifying and assessing Year 2000 issues; (2) taking actions to remediate IT and non-IT systems so that they are Year 2000 ready; (3) testing IT and non-IT systems for Year 2000 readiness; (4) deploying such remediated and tested systems back into their respective production environments; and (5) conducting internal and external integrated testing of such systems. As of December 31, 1998, Hartford Life substantially completed initiatives (1) through
(4) of its internal Year 2000 efforts. Hartford Life has completed internal integrated testing relating to initiative (5) and will continue external integrated testing into the fourth quarter of 1999.

Third Party Year 2000 Efforts and Timetable

Hartford Life's Year 2000 efforts include assessing the potential impact on Hartford Life of third parties' Year 2000 readiness. Hartford Life's third party Year 2000 efforts include the following three main initiatives: (1) identifying third parties which have significant business relationships with Hartford Life, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, third party administrators, securities broker-dealers, banks, and other distributors and servicers of financial products, and inquiring of such third parties regarding their Year 2000 readiness; (2) evaluating such third parties' responses to Hartford Life's inquiries; and (3) based on the evaluation of third party responses (or a third party's failure to respond) and the significance of the business relationship, conducting additional activities with respect to third parties as determined to be necessary in each case. These activities may include conducting additional inquiries, more in-depth evaluations of Year 2000 readiness and plans, and integrated IT systems testing. Hartford Life has substantially completed third party initiatives (1) and (2). Hartford Life is currently conducting the additional activities described in initiative (3) and management currently anticipates that it will continue to do so through the end of 1999. However, notwithstanding these third party Year 2000 efforts, Hartford Life does not have control over these third parties and, as a result, Hartford Life cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to adequately address their Year 2000 issues.

Year 2000 Costs

The after-tax costs of Hartford Life's Year 2000 efforts that were incurred prior to the year ended December 31, 1998 were not material to Hartford Life's financial condition or results of operations. For the year ended December 31, 1998, the after-tax costs were approximately $4. Management currently estimates that after-tax costs related to the Year 2000 program to be incurred in 1999 will not exceed $10, and for the nine months ended September 30, 1999 Hartford Life has incurred approximately $2. These costs are being expensed as incurred.

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

Hartford Life has substantially completed the development of certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in critical functions of the Company. The Company has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of business functions on critical third parties and their Year 2000 readiness. These plans were reviewed and simulated on an integrated basis, where appropriate, and will continue to be evaluated for the remainder of the year. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Rollover and Event Management

A Corporate Event Management Team has been established to monitor the corporate-wide rollover from 1999 to 2000. In addition, each business unit has developed detailed rollover plans that will be managed and coordinated by their individual Business Unit Event Management Centers.

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



                                HARTFORD LIFE, INC.




                                /s/  Mary Jane B. Fortin
                                -------------------------------------------
                                Mary Jane B. Fortin
                                Vice President and Chief Accounting Officer





NOVEMBER 15, 1999

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





         EXHIBIT #                                  DESCRIPTION

          27                        Financial Data Schedule is filed herewith.