Form 10-K
period 1999-12-31
HARTFORD LIFE INC
filed 2000-03-24
CIK 1032204

================================================================================

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, there were outstanding 25,934,517 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 of Class B Common Stock, $0.01 par value per share, of the registrant. The aggregate market value of the shares of the registrant's common equity held by non-affiliates of the registrant was $910,113,213 based on the closing price of $35.375 per share of Class A Common Stock on the New York Stock Exchange on February 29, 2000.


                      Documents Incorporated by Reference:

Portions of the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

[HARTFORD LIFE LOGO]

Hartford Life, Inc. and its subsidiaries (Hartford Life) is a leading financial services and insurance organization providing investment products such as variable annuities and mutual funds, individual and corporate owned life insurance and employee benefits products.

A majority owned subsidiary of The Hartford Financial Services Group, Inc., Hartford Life is the nation's largest writer of individual variable annuities, the number three writer of group disability insurance, a top provider of individual variable life insurance and offers the fastest growing non-proprietary family of mutual funds.



                                    CONTENTS


              ITEM    DESCRIPTION                                                                           PAGE
PART I          1     Business of Hartford Life                                                               3
                2     Properties                                                                             12
                3     Legal Proceedings                                                                      12
                4     Submission of Matters to a Vote of Security Holders                                    12

PART II         5     Market for Hartford Life's Common Stock and Related Stockholder Matters                12
                6     Selected Financial Data                                                                13
                7     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                  14
               7A     Quantitative and Qualitative Disclosures About Market Risk                             36
                8     Financial Statements and Supplementary Data                                            36
                9     Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                                               36

PART III       10     Directors and Executive Officers of Hartford Life                                      36
               11     Executive Compensation                                                                 36
               12     Security Ownership of Certain Beneficial Owners and Management                         36
               13     Certain Relationships and Related Transactions                                         36

PART IV        14     Exhibits, Financial Statements, Schedules and Reports on Form 8-K                      36
                      Signatures                                                                            II-1
                      Exhibits Index                                                                        II-2

PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE

(Dollar amounts in millions, except for share data, unless otherwise stated)

GENERAL

Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company"), an indirect subsidiary of The Hartford Financial Services Group, Inc. (The Hartford), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) investment products, including variable annuities, fixed market value adjusted (MVA) annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.3 million customers, (ii) life insurance for income protection and estate planning to approximately 500,000 customers, (iii) employee benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company is the largest writer of individual variable annuities based on sales for the year ended December 31, 1999; the third largest writer of group disability insurance based on premiums written for the nine months ended September 30, 1999; as well as, the third largest consolidated life insurance company based on statutory assets as of December 31, 1998. In addition, the Company offers the fastest growing non-proprietary family of mutual funds. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations.

Hartford Life strives to maintain and enhance its position as a market leader within the financial services industry and to maximize shareholder value. The Company has pursued a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, the Company's total assets under management, which includes $6.4 billion of assets invested in the Company's retail mutual funds, increased 17% to $145.4 billion and total stockholders' equity, excluding net unrealized capital losses on securities, was $2.6 billion as of December 31, 1999. In addition, Hartford Life generated $5.5 billion in revenues and $467 in net income in 1999. The Company's return on stockholders' equity, excluding net unrealized capital gains (losses) on securities, was 19.2% in 1999.

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

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay shareholder dividends. Statutory net income and statutory capital and surplus are key determinants in the amount of dividend capacity available in the insurance company subsidiaries. Each has grown significantly over the past five years, although statutory net income of $220 in 1999 was lower than 1998 due to losses realized on certain securities. Excluding these losses, statutory net income in 1999 was $290, 9% higher than 1998 and nearly four times 1994. Statutory capital and surplus as of December 31, 1999 was $2.2 billion, 10% higher than December 31, 1998 and 100% above the level as of December 31, 1994. Additional information regarding the cash flow and liquidity needs of Hartford Life, Inc. may be found in the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

DISTRIBUTION

Hartford Life utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,500 national, regional and independent broker-dealers and approximately 500 banks. Consistent with this strategy, in 1998, the Company purchased all the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), the nation's largest wholesaler of individual annuities and the Company's primary wholesale distributor of its Director(R) variable annuity and retail mutual funds, thus securing an important distribution channel. In addition, the Company continues to expand its opportunity to sell through financial institutions. As of December 31, 1999, the Company was selling products through twenty-four of the nation's twenty-five largest retail banks, including proprietary relationships with four of the top ten. The Company's broad distribution network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. Hartford Life sells variable annuities, mutual funds, fixed MVA annuities, variable life insurance and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS

It is Hartford Life's belief that, as Americans journey through life, they have specific needs related to building and preserving their financial resources. The Company's goal is to be the "official supplier" of that journey--the preferred source of financial solutions for both individuals and employers, as well as the financial professionals who serve them. To achieve this goal, Hartford Life has focused its efforts on offering products that provide mechanisms for saving (e.g. mutual funds), planning for retirement (e.g. annuities) and protecting and preserving income and wealth (e.g. individual life, group life and group disability). To ensure that it is able to meet the emerging opportunities that will arise for individuals pursuing their dreams in the new millennium, the Company expects to continue to expend significant resources and development efforts in creating innovative new products and services.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Hartford Life maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products business. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account value have been more than cut in half over the past seven years, declining from 43 basis points in 1992 to 21 basis points in 1999. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life was awarded the 1999 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the fourth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of its existence. Additional information related to Hartford Life's technology in respect of Year 2000 issues may be found in the Regulatory Matters and Contingencies section of the MD&A.

RISK MANAGEMENT

Hartford Life's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 1999, the Company had limited exposure to disintermediation risk on approximately 98% of its insurance liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

BRAND NAME AND FINANCIAL STRENGTH

The Hartford Stag Logo is one of the most recognized symbols in the insurance and financial services industry. This brand recognition, coupled with a strong balance sheet and sound ratings, has enabled the Company to establish the reputation and financial strength necessary to maintain distribution relationships, make strategic acquisitions and enhance important alliances and generate new customer sales. Pursuant to a Master Intercompany Agreement with The Hartford, the Company has been granted a perpetual non-exclusive license to use the Stag Logo in connection with the sale of Hartford Life's products and services. However, in the event that The Hartford reduces its beneficial ownership below 50% of the combined voting power of the Company's then outstanding securities, the license may be revoked upon the later of the fifth anniversary of the date of consummation of the Company's IPO of its Class A Common Stock or one year after receipt by the Company of written notice of The Hartford's intention to revoke the license.

REPORTING SEGMENTS

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance
(COLI). The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life's segments may be found in the MD&A on pages 14 to 35 and Note 17 of Notes to Consolidated Financial Statements.

INVESTMENT PRODUCTS

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. From December 31, 1995 to December 31, 1999, this segment's assets under management grew to $111.7 billion from $43.9 billion, a five year compounded annual growth rate of 26%. This growth has been driven primarily by strong net cash flow of individual variable annuities, the result of a high volume of sales and favorable persistency, as well as equity market appreciation in the separate accounts of the Company's individual and group variable annuities. Investment Products generated revenues of $2.0 billion and $1.8 billion in 1999 and 1998, respectively. Net income in the Investment Products segment was $330 in 1999, a 24% increase over 1998.

Hartford Life is the market leader in the annuity industry and, according to Variable Annuity and Research Data Service (VARDS), was the number one writer of individual variable annuities in the United States for 1999 and 1998 with sales of $10.3 billion and $9.9 billion, respectively. The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Total individual annuity sales were $10.9 billion and $10.0 billion in 1999 and 1998, respectively. The Company was also the number one seller of individual variable annuities through banks in 1999 and 1998, according to Kenneth Kehrer and Associates.

The Company's total account value related to individual annuity products was $89.0 billion as of December 31, 1999. Of this total account value, $80.6 billion, or 91%, related to individual variable annuity products and $8.4 billion, or 9%, related primarily to fixed MVA annuity products.

Hartford Life is also beginning to emerge as a significant participant in the retail mutual fund business. The Company, with sales of $3.3 billion in 1999, surpassed $6 billion in assets under management in December 1999. According to Strategic Insight, this made The Hartford Mutual Funds the first retail-oriented fund family in history to reach this level in less than three and a half years. Also during the year, seven of the twelve funds received Morningstar ratings and, as of December 31, 1999, all seven have three-, four- or five-star ratings.

The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (herein after referred to as "Section 457" and "Section 401(k)", respectively). The Company presently administers over 2,000
Section 457 plans and over 900 Section 401(k) plans. The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (GICs).

Products

Individual Variable Annuities -- Hartford Life earns fees for managing variable annuity assets and maintaining policyholder accounts, which are based on the policyholders' account values. The Company uses specified portions of the periodic premiums of a customer to purchase units in one or more mutual funds, as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies as they deem appropriate without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average (DCA) funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option has become very popular with policyholders. Deposits of varying amounts may be made at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 7% of the contract's face amount which reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets in 1998 and 1999 did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are aware of the long-term nature of these products. Individual variable annuity account value of $80.6 billion as of December 31, 1999, has grown significantly from $13.1 billion as of December 31, 1994 due to strong net cash flow, the result of a high level of sales and low levels of surrenders, coupled with equity market appreciation in both the equity and fixed income allocations of the policyholders' account value. Approximately 86% of the individual variable annuity account value was held in non-guaranteed separate accounts as of December 31, 1999.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (Wellington), Putnam Financial Services, Inc. (Putnam), American Funds, MFS Investment Management (MFS), Franklin Templeton Group and Morgan Stanley Dean Witter InterCapital, Inc. All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's top ten leading variable annuities, The Director and Putnam Hartford Capital Manager Variable Annuity (based on sales for the year ended 1999) are sponsored by Hartford Life and are managed in part by Wellington and Putnam, respectively. In July 1999, the Company introduced Hartford Leaders, a new multi-manager variable annuity. This new venture combines the product manufacturing, wholesaling and service capabilities of Hartford Life with the investment management expertise of three of the nation's most successful investment management organizations, American Funds, Franklin Templeton Group and MFS. Hartford Life created a separate division at PLANCO to wholesale the product in order to ensure that the Company fully capitalizes on this immense opportunity and, by the end of 1999, the Company had in place a team of over 30 wholesalers. In a matter of six months, sales of Hartford Leaders have already reached a $1 billion annualized sales rate, placing this venture as one of the most successful new product launches in the history of the variable annuity industry.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities increased during 1999 as a result of a higher interest rate environment making 1999 the best sales year for this product since 1995. Account values of fixed MVA annuities were $8.4 billion and $8.6 billion as of December 31, 1999 and 1998, respectively.

Mutual Funds -- In September 1996, the Company launched a new family of retail mutual funds. In its fourth year of existence, the Company's family of non-proprietary mutual funds was designated the fastest growing in United States history according to a 1999 report by Strategic Insight, an industry research organization. Also during the year, seven of the twelve funds received Morningstar ratings and, as of December 31, 1999, all seven have three-, four- or five-star ratings. These funds are managed by Wellington and Hartford Investment Management Company, a wholly owned subsidiary of The Hartford. The Company has entered into agreements with over 600 financial services firms to distribute these mutual funds.

Retirement Plans -- With respect to retirement products and services, Section 457 plans comprise approximately 80% of the related account values. These assets have traditionally been held in the Company's general account, but increasingly, plan beneficiaries are transferring assets into mutual funds held in separate accounts. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. The Company also sells Section 401(k) products targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market.

Institutional Liabilities -- Hartford Life also sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short term funding agreements.

Marketing and Distribution

The Investment Products distribution network has been developed based on management's strategy of utilizing multiple and competing distribution channels in an effort to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated) and quality of customer service.

Hartford Life maintains a network of approximately 1,500 broker-dealers and approximately 500 banks, including 24 of the 25 largest retail banks in the United States. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, the Company completed the purchase of all outstanding shares of PLANCO, a primary wholesaler of the Company's individual annuities and mutual funds. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life's fixed and variable annuities, mutual funds and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. This acquisition secured an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products in which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. As the industry continues to consolidate, some of these companies have or will gain greater financial strength and resources than Hartford Life. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of court decisions and recent regulatory actions. Passage in November 1999 of the Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which permits affiliations among banks, securities firms and insurance companies, may have competitive, operational and other implications to the Company. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance. Life insurance in force increased 9% to $66.7 billion as of December 31, 1999 from $61.1 billion as of December 31, 1998. Account values grew 20% to $5.4 billion as of December 31, 1999 from $4.5 billion as of December 31, 1998. The Individual Life segment generated revenues of $584 and $567 in 1999 and 1998, respectively. Net income in the Individual Life segment was $71 in 1999, a 9% increase over 1998.

Products

The trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products. Hartford Life has been on the leading edge of this industry trend and is a top ten writer of new variable life sales according to Tillinghast-Towers Perrin. In 1999, of the Company's new sales of individual life insurance, 84% was variable life and 13% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the second death of the two insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $2.6 billion and $1.7 billion as of December 31, 1999 and 1998, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit provided there are sufficient policy funds to cover all policy charges for the coming period. Universal life and interest sensitive whole life represented 13% of new annualized premium sales of individual life insurance in 1999. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $2.0 billion as of December 31, 1999 and 1998.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property-casualty insurance organizations. The primary organization used to wholesale Hartford Life's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of Hartford Life, who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years, to over 180 individuals, and expects to continue to increase the number of wholesalers in the future.

Competition

The Individual Life segment competes with approximately 1,600 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, competitiveness of pricing, relationships with third-party distributors and the quality of underwriting and customer service.

EMPLOYEE BENEFITS

The Employee Benefits segment primarily sells group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company, based on sales, was the third largest provider of group disability insurance and the fourth largest writer of group life insurance in the United States for the nine months ended September 30, 1999. Generally, policies sold in this segment are term insurance, typically with one or two year rate guarantees. This allows the Company to make adjustments in rate or terms of its policies in order to minimize the adverse effect of various market trends. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. Employee Benefits generated premiums of $1.8 billion in 1999 of which $716 was attributable to group disability coverage and $614 was attributable to group life coverage. As of December 31, 1999, the Company's Consolidated Balance Sheet included disability reserves of $1.8 billion and group life reserves of $560. The Employee Benefits segment generated revenues of $2.0 billion and $1.8 billion in 1999 and 1998, respectively. Net income in the Employee Benefits segment was $79 in 1999, an 11% increase over 1998.

Products

Group Disability -- Hartford Life is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 1,000 employees in a particular company. The Company is continuing to expand its operations in the "small" and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims and successful rehabilitation. The focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

Hartford Life has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant's return to work and thereby contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those periods of time not covered by a short-term disability benefits plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies usually begin providing benefits following a 90 or 180 day waiting period and continue providing benefits until the employee reaches age 65-70. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

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

Other -- Hartford Life also provides long-term care, travel accident, hospital indemnity, Medicare Supplement and other coverages (including group life and disability) primarily to individual members of various associations as well as employee groups. The Company provides excess of loss medical coverage (known as "stop loss" insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator.

Marketing and Distribution

Hartford Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets. The Company expanded its sales office system during 1999, by increasing both the sales force and the number of sales offices by about 25% and 15%, respectively. The Company will continue to expand the system over the coming years in areas that have the highest growth potential in terms of small and large business growth. The Company sells its product line to employers through brokers, consultants and third-party administrators as well as to multiple employer groups through its relationships with trade associations.

Competition

Competitive factors primarily affecting Employee Benefits are the variety and quality of products offered, the price quoted for coverage and services, the Company's relationships with its third-party distributors and the quality of customer service. Employee Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years, while other major carriers have exited the market.

CORPORATE OWNED LIFE INSURANCE (COLI)

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, thus virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship. Variable COLI account values were $12.4 billion and $11.2 billion as of December 31, 1999 and 1998, respectively.

In November 1998, Hartford Life recaptured an in force block of leveraged COLI business from MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life Insurance Company (Mutual Benefit Life), which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operates under the Rehabilitation Plan for Mutual Benefit Life. The recaptured MBL business increased revenues and expenses for 1998, however, there was no impact to net income. Leveraged COLI account values decreased to $5.7 billion as of December 31, 1999 from $9.2 billion as of December 31, 1998, primarily due to the HIPA Act of 1996. Although COLI revenues decreased in 1999 to $831 from $1,567 in 1998, COLI earnings increased 25%, to $30 in 1999.

OTHER MATTERS

RESERVES

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed on bases essentially comparable to direct insurance reserves.

For Hartford Life's universal life and interest sensitive whole life policies, reserves are set according to premiums collected, plus interest credited, less charges. Other fixed death benefit and individual life reserves are based on assumed investment yield, persistency, mortality and morbidity as per commonly used actuarial tables, expenses and margins for adverse deviations. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit payments.

The persistency of Hartford Life's annuity and other interest sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of the accumulation value, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

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

REINSURANCE

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 1999, the maximum amount of life insurance retained on any one life by any of the life operations is approximately $2.5, excluding accidental death benefits.

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

For further discussion of Hartford Life's investment operations and the Company's approach to managing investment risk, see the Investments section and the Capital Markets Risk Management section of the MD&A, as well as Notes 2(f), 2(g), 2(h) and 4 of Notes to Consolidated Financial Statements.


RATINGS

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Ratings".

RISK-BASED CAPITAL

Reference is made to the Capital Resources and Liquidity section of the MD&A under "Risk-Based Capital".

LEGISLATIVE AND REGULATORY INITIATIVES

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Legislative and Regulatory Initiatives".

INSOLVENCY FUND

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Insolvency Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Proposals".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

YEAR 2000

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Year 2000".

EMPLOYEES

Hartford Life had approximately 5,000 employees at February 29, 2000.

EXECUTIVE OFFICERS OF HARTFORD LIFE

Information about the executive officers of Hartford Life who are also directors and/or nominees for election as directors is set forth in Hartford Life's 2000 Proxy Statement. In addition to those executive officers who are listed in the 2000 Proxy Statement, listed below are other Company executive officers:

GREGORY A. BOYKO, 48, is Senior Vice President and Director of the Company's international operations since November 1997. He joined Hartford Life in 1995 as Controller. In 1996, he became the Company's Chief Financial Officer and Treasurer, which position he held until August 1998. He previously worked at ING America Life Insurance Company where he held the position of Senior Vice President and Chief Financial Officer. His prior experience included positions at Connecticut Mutual Life Insurance Company (CML), where he progressed from Controller of CML to Chief Financial Officer of Connecticut Mutual Insurance Services. Mr. Boyko holds a Juris Doctor degree and is a Certified Public Accountant, Chartered Life Underwriter and Chartered Financial Consultant. He is a member of the Connecticut and American Bar Associations and the Connecticut Society of Certified Public Accountants.

DAVID T. FOY, 33, is Senior Vice President and Chief Financial Officer. Mr. Foy was appointed to his current position in August 1998 and was given the title of Chief Financial Officer in October 1999. He joined Hartford Life in 1993 in the individual annuity product management area and assumed the position of Director of Strategic Planning in 1995. He was promoted to Assistant Vice President and Director of Finance in 1997. He began his career in 1989 at Milliman & Robertson, an actuarial consulting firm. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

LYNDA GODKIN, 45, is Senior Vice President and General Counsel. She joined Hartford Life in 1990 as Counsel for the Employee Benefits Segment. In 1994 she was named Assistant General Counsel and Director of Hartford Life's Law Department. In 1996 she was named General Counsel of Hartford Life. She previously practiced law at CIGNA Corporation. She began her legal career in 1981 at the law firm of Day, Berry & Howard in Hartford, Connecticut.
She is a member of the Connecticut and American Bar Associations.

JOHN C. WALTERS, 38 , will join Hartford Life in April 2000 as Executive Vice President and Director of Investment Products. Previously, Mr. Walters was President of the Financial Services Group of First Union Securities (First Union) and its predecessors since 1996. He joined First Union through its 1998 acquisition of Wheat First Butcher Singer, where he had been since 1984 and held positions of increasing responsibilities, including Managing Director, Financial Services from 1992 to 1994 and Director of Sales from 1994 to 1996.

RAYMOND P. WELNICKI, 51, is Senior Vice President and heads the Strategic Operations Unit since February 1999. He joined Hartford Life in 1992 as Actuary, Director of Group Actuarial and Long-Term Care. He was named Vice President of Hartford Life in 1993. He served as Senior Vice President and Director of Employee Benefits from 1994 to 1999. Prior to 1992, he was employed with Aetna Life & Casualty Company as Assistant Vice President, Issues and Strategic Management. He is a Fellow of the Society of Actuaries.

LIZABETH H. ZLATKUS, 41, is Executive Vice President and Director of Employee Benefits since March 2000. Ms. Zlatkus has held positions of increasing responsibility since joining The Hartford in 1983. She was named Senior Vice President and Director of Employee Benefits Division in 1999 and served as Senior Vice President and Director of Group Life and Disability from 1997 to 1999. Prior to that time, she served as Vice President and Director of Risk Management and Business Operations. She began her career at Peat, Marwick, Mitchell & Company. She became a Certified Public Accountant in 1982.

DAVID M. ZNAMIEROWSKI, 39, is Senior Vice President and Chief Investment Officer. Mr. Znamierowski was appointed to his current position in October 1999. Mr. Znamierowski joined Hartford Life in 1996 as Director of Risk Management. Previously, he held various positions with Aetna Life & Casualty Company, including Vice President, Investment Strategy and Policy. From 1986 through 1991, Mr. Znamierowski held positions with Salomon Brothers Inc.

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

ITEM 3.  LEGAL PROCEEDINGS

Hartford Life is involved in pending and threatened litigation in the normal course of its business in which claims for alleged economic and punitive damages have been asserted. Some of these cases have been filed as purported class actions and some cases have been filed in certain jurisdictions that permit punitive damage awards disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Hartford Life during the fourth quarter of the fiscal year covered by this report.


PART II

ITEM 5.  MARKET FOR HARTFORD LIFE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Hartford Life's Class A Common Stock is traded on the New York Stock Exchange
(NYSE) under the trading symbol "HLI". Hartford Life's Class B Common Stock is held by Hartford Accident and Indemnity Company (HA&I), an indirect wholly-owned subsidiary of The Hartford. As such, the Class B Common Stock is not listed on any exchange and there is no established public trading market for it.

The following table presents high and low closing prices for the Class A Common Stock of Hartford Life on the NYSE for the periods indicated, and the quarterly dividends declared per share on Class A and Class B Common Stock:

                                                           1999                                             1998
                                       ---------------------------------------------    --------------------------------------------
                                       1st Qtr.    2nd Qtr.   3rd Qtr.    4th Qtr.      1st Qtr.   2nd Qtr.    3rd Qtr.    4th Qtr.
  ----------------------------------------------------------------------------------------------------------------------------------
  Common Stock Price
     High                               $59.38       $55.00     $53.25     $54.50        $50.00      $56.94      $62.19     $58.38
     Low                                $50.25       $45.63     $42.38     $37.63        $40.00      $46.75      $42.25     $33.88
  Dividends Declared                     $0.09        $0.09      $0.09      $0.09         $0.09       $0.09       $0.09      $0.09
  ----------------------------------------------------------------------------------------------------------------------------------



As of February 29, 2000, there were approximately 600 shareholders of record of Hartford Life's Class A Common Stock and HA&I was the only holder of Class B Common Stock.

On February 17, 2000, Hartford Life's Board of Directors approved an 11% increase in the quarterly dividend to $0.10 per share, payable on April 3, 2000 to stockholders of record on March 1, 2000. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions discussed in the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under "Liquidity Requirements".

There are also various legal limitations governing the extent to which Hartford Life's insurance subsidiaries may pay dividends, extend credit or otherwise provide funds to Hartford Life, Inc. as discussed in the Capital Resources and Liquidity section of the MD&A under "Liquidity Requirements".

ITEM 6.  SELECTED FINANCIAL DATA


(In millions, except for per share data)                       1999           1998          1997           1996           1995
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (1)
General account invested assets                             $ 21,786       $ 24,882       $ 20,970      $  19,830      $   20,072
Separate account assets (2)                                  110,652         90,628         69,362         49,770          36,296
All other assets                                               6,595          6,512         10,648         10,333           9,594
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                            $139,033       $122,022       $100,980      $  79,933      $   65,962
------------------------------------------------------------------------------------------------------------------------------------

Policy liabilities                                          $ 23,109       $ 25,484       $ 26,078      $  26,239      $   26,318
Separate account liabilities (2)                             110,652         90,628         69,362         49,770          36,296
Allocated advances from parent (3)                                --             --             --            893             732
Debt (3)                                                         650            650            700             --             --
Company obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely parent
   junior subordinated debentures (4)                            250            250             --             --             --
All other liabilities                                          2,066          2,517          2,696          1,757           1,439
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                       $136,727       $119,529       $ 98,836      $  78,659      $   64,785
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                              $  2,306       $  2,493       $  2,144      $   1,274      $    1,177
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA (1)
Total revenues                                              $  5,536       $  5,788       $  4,699      $    4,384     $    4,090
Total expenses                                                 5,069          5,402          4,393           4,360          3,940
------------------------------------------------------------------------------------------------------------------------------------
    NET INCOME (5)                                          $    467       $    386       $    306      $       24     $      150
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE DATA
Basic earnings per share (6)                                $   3.34       $    2.76      $   2.28      $    0.19      $      --
Diluted earnings per share (6)                              $   3.33       $    2.75      $   2.28      $    0.19      $      --
Dividends declared per common share (7)                     $   0.36       $    0.36      $   0.18      $      --      $      --
------------------------------------------------------------------------------------------------------------------------------------

(1)On November 10, 1998, the Company recaptured an in force block of corporate owned life insurance (COLI) business from MBL Life Assurance Co. of New Jersey (MBL Life). For additional information, see the COLI section as well as the MBL Recapture discussion under "Purchases of Affiliates and Other" within the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

(2)Includes both non-guaranteed and guaranteed separate accounts.

(3)For financial reporting purposes, the Company has treated certain amounts previously allocated by The Hartford Financial Services Group, Inc. (The Hartford) to the Company's life insurance subsidiaries as allocated advances from parent. Cash received in respect of allocated advances from parent was used to support the growth of the life insurance subsidiaries.

(4)On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by Hartford Life, issued 10,000,000, 7.2% Trust Preferred Securities, Series A (Series A Preferred Securities). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) issued by Hartford Life. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

(5)1996 includes realized losses of $225 primarily resulting from actions taken in the third quarter of 1996 related to the Company's guaranteed investment contract business.

(6)Pro forma effect on basic and diluted earnings per share has been given for the 1997 and 1996 periods presented for the conversion of 1,000 shares of common stock into 114 million shares of Class B Common Stock, which occurred on April 3, 1997, prior to the Company's initial public offering (IPO). For information regarding the IPO and earnings per share data, see Notes 3 and 10 of Notes to Consolidated Financial Statements, respectively.

(7)Dividends per common share represent amounts declared subsequent to the Company's IPO on May 22, 1997. (For information regarding the IPO, see Note 3 of Notes to Consolidated Financial Statements.) The table does not include dividends paid to the parent in periods prior to the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company"). There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic, business and legislative conditions that are less favorable than anticipated, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those described in the forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.


INDEX

Consolidated Results of Operations           14
Investment Products                          16
Individual Life                              17
Employee Benefits                            18
Corporate Owned Life Insurance (COLI)        19
Reserves                                     20
Investments                                  20
Capital Markets Risk Management              22
Capital Resources and Liquidity              30
Regulatory Matters and Contingencies         33
Effect of Inflation                          35
Accounting Standards                         35


CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life is a leading financial services and insurance company providing investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; individual and corporate owned life insurance; and, employee benefit products such as group life and disability insurance.

The Company derives its revenues principally from: (a) asset management fees on separate account and mutual fund assets and mortality and expense fees; (b) fully insured premiums; (c) cost of insurance charges; (d) net investment income on general account assets; and (e) certain other fees earned by the Company. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity products and variable life products, and mutual funds. Premium revenues are derived primarily from the sale of group life and group disability insurance products. Cost of insurance charges are assessed on the net amount at risk for investment oriented life insurance products.

Hartford Life's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

Hartford Life's profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                                                 1999            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                              $  3,979       $   3,833       $   3,163
Net investment income                                                             1,562           1,955           1,536
Net realized capital losses                                                          (5)             --              --
----------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                          5,536           5,788           4,699
          ------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                    3,054           3,227           2,671
Amortization of deferred policy acquisition costs                                   568             441             345
Dividends to policyholders                                                          104             330             241
Other expenses                                                                    1,124           1,205             962
----------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                     4,850           5,203           4,219
          ------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX EXPENSE                                          686             585             480
Income tax expense                                                                  219             199             174
----------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                           $    467       $     386       $     306
          ------------------------------------------------------------------------------------------------------------------

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance
(COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations, which are primarily located in Latin America, in an "Other" category. For information regarding the Company's reportable segments, see Note 17 of Notes to Consolidated Financial Statements.

1999 COMPARED TO 1998 - Revenues decreased $252, or 4%, due primarily to the declining block of leveraged COLI business. Excluding the COLI segment, revenues increased $484, or 11%, driven mostly by the Investment Products and Employee Benefits segments, where revenues increased $257, or 14%, and $215, or 12%, respectively. The revenue growth in the Investment Products segment was, for the most part, due to higher fee income in the individual annuity and mutual fund operations. Combined fee income for these products increased $301, or 33%, to $1,215 due to significant growth in related assets under management resulting from strong sales, favorable persistency and equity market appreciation. The growth in Employee Benefits revenues was fundamentally due to higher premium revenue generated by persistency of the in force block of business, coupled with strong sales to new customers.

Total benefits, claims and expenses decreased $353, or 7%, primarily due to the declining block of leveraged COLI business. Excluding the COLI segment, total benefits, claims and expenses increased $394, or 11%, consistent with the revenue growth described above. Net income increased $81, or 21%, driven mostly by increased fee income associated with higher assets under management in the Investment Products segment, as well as continued growth across its other reportable segments.

1998 COMPARED TO 1997 - Revenues increased $1.1 billion, or 23%, essentially due to the continued growth of revenues in the Investment Products and Individual Life segments of $274 and $57, respectively. Investment Products and Individual Life revenues increased as a result of higher assets under management associated with strong net cash flow and equity market appreciation. Additionally, Employee Benefits revenues increased $109, or 6%, due to strong sales and favorable persistency. COLI revenues increased $587 primarily due to the recapture in the fourth quarter of 1998 of an in force block of COLI business previously ceded to MBL Life Assurance Co. of New Jersey. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section.)

Total benefits, claims and expenses increased $984, or 23%, principally due to costs associated with the recaptured MBL business as well as continued growth in the Company's other reportable segments. Net income increased $80, or 26%, most notably as a result of an increase in earnings in the Investment Products segment of $64 and in the Individual Life segment of $9, both of which were driven by higher fees associated with growth in assets under management. Additionally, earnings in the Employee Benefits segment increased $13 as group insurance revenue increased and the Company achieved favorable mortality and morbidity experience.

OUTLOOK

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader within the financial services industry, to continue the Company's growth in assets under management and fully insured premium growth and to maximize shareholder value. Hartford Life is well positioned to assist individuals in meeting their financial goals as they increasingly save and plan for retirement, protect themselves and their families against disability or death and prepare their estates for an efficient transfer of wealth between generations. Hartford Life's strong market position in its primary businesses, which align with these growing markets, will provide opportunities to increase sales of the Company's products and services.

Certain proposed legislative initiatives which could impact Hartford Life are discussed in the Regulatory Matters and Contingencies section.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                           1999               1998             1997
---------------------------------------------------------------------------------------------------------
Investment Products                                   $      330         $      266       $      202
Individual Life                                               71                 65               56
Employee Benefits                                             79                 71               58
Corporate Owned Life Insurance                                30                 24               27
Other                                                        (43)               (40)             (37)
---------------------------------------------------------------------------------------------------------
   NET INCOME                                         $      467         $      386       $      306
---------------------------------------------------------------------------------------------------------

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages. Reserves and Investments are discussed in separate sections.


INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                                       1999               1998               1997
------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                $      1,333       $      1,045       $        771
Net investment income                                                     708                739                739
------------------------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                                2,041              1,784              1,510
          --------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                            668                671                677
Amortization of deferred policy acquisition costs                         430                326                250
Other expenses                                                            440                376                269
------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                           1,538              1,373              1,196
          --------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX EXPENSE                                503                411                314
Income tax expense                                                        173                145                112
------------------------------------------------------------------------------------------------------------------------

          NET INCOME                                             $        330       $        266       $        202
          --------------------------------------------------------------------------------------------------------------
Individual variable annuity account values                       $     80,588       $     62,210       $     46,920
Other individual annuity account values                                 8,383              8,574              9,349
Other investment products account values                               16,352             15,389             14,039
------------------------------------------------------------------------------------------------------------------------
           TOTAL ACCOUNT VALUES                                       105,323             86,173             70,308
Retail mutual fund assets under management                              6,374              2,506                972
------------------------------------------------------------------------------------------------------------------------

           TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT     $    111,697       $     88,679      $      71,280
           -------------------------------------------------------------------------------------------------------------

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. The Company was ranked the number one writer of individual variable annuities in the United States for 1999 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer and Associates. In addition, The Hartford Mutual Funds became the first retail mutual fund family to surpass $6.0 billion in assets in less than three and a half years of existence. Also, seven of the twelve mutual funds received Morningstar ratings and, as of December 31, 1999, all seven have three-, four- or five-star ratings.

1999 COMPARED TO 1998 - Revenues increased $257, or 14%, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fees generated by individual annuities increased $248, or 29%, as related account values increased $18.2 billion, or 26%. The growth in individual annuity account values was mostly due to significant net cash flow, resulting from strong sales of $10.9 billion and favorable persistency, as well as equity market appreciation. In addition, fee income from other investment products increased $68, or 59%, primarily due to the Company's continued growth in its retail mutual fund operation, where assets under management grew $3.9 billion, or 154%. This tremendous growth was driven by phenomenal sales of $3.3 billion, favorable persistency and equity market appreciation.

Associated with continued growth in this segment, total benefits, claims and expenses increased $165, or 12%. This increase was primarily driven by amortization of deferred policy acquisition costs, which grew $104, or 32%, and operating expenses, which increased $32, or 13%, as a result of growth in the individual annuity and mutual fund operations described above.

Net income increased $64, or 24%, for the most part due to the growth in revenues discussed above. Also contributing to the higher net income were operating efficiencies that the segment continues to achieve, particularly in its individual variable annuity operation, where operating expenses as a percentage of average individual annuity account values decreased from 23 basis points to 21 basis points.

1998 COMPARED TO 1997 - Revenues increased $274, or 18%, driven primarily by higher fee income in the individual annuity operation. Individual variable annuity fee income increased $236, or 38%, as related account values grew $15.3 billion, or 33%. The growth in individual variable annuity account values was due to significant net cash flow, the result of strong sales of $9.9 billion and favorable persistency, as well as equity market appreciation. In addition, fee income from other investment products increased $60, or 107%, most notably the result of growth in the Company's mutual fund operations, where related assets under management increased $1.5 billion, or 158%.

Total benefits, claims and expenses increased $177, or 15%, as a result of the continued growth in this segment. Amortization of deferred policy acquisition costs grew $76, or 30%, and other expenses increased $107, or 40%, essentially due to growth in the individual annuity and mutual fund operations discussed above. The increased revenues associated with the 33% growth in individual variable annuity account values, coupled with a reduction in individual annuity operating expenses as a percentage of average individual annuity account values to 23 basis points from 25 basis points, contributed to the increase in net income of $64, or 32%.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the baby boom generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market and aggressively seeking distribution capabilities and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act), which was enacted into law, allowing banks, securities firms and insurance companies to have ownership affiliation. (For additional information, see the Regulatory Matters and Contingencies section.)

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.


INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                          1999             1998                 1997
-------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                   $         412      $        378      $         339
Net investment income                                                         172               189                171
-------------------------------------------------------------------------------------------------------------------------

          TOTAL REVENUES                                                      584               567                510
          ---------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                258               269                251
Amortization of deferred policy acquisition costs                             129               108                 87
Dividends to policyholders and other expenses                                  88                89                 85
-------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                 475               466                423
          ---------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX EXPENSE                                    109               101                 87
Income tax expense                                                             38                36                 31
-------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                $          71      $         65      $          56
          ---------------------------------------------------------------------------------------------------------------


Variable life account values                                        $       2,595      $      1,727      $       1,076
Total account values                                                $       5,419      $      4,512      $       3,791
-------------------------------------------------------------------------------------------------------------------------

Variable life insurance in force                                    $      23,854      $     16,305      $       9,750
Total life insurance in force                                       $      66,690      $     61,074      $      55,441
-------------------------------------------------------------------------------------------------------------------------

The Individual Life segment, which focuses on the high end estate and business planning markets, sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance.

1999 COMPARED TO 1998 - Revenues increased $17, or 3%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $59, or 18%, as variable life account values increased $868, or 50%, and variable life insurance in force increased $7.5 billion, or 46%. The higher fee income was partially offset by a decrease in premium revenue resulting from the sale of the Company's Canadian life insurance operation in 1999. Total benefits, claims and expenses increased slightly, principally due to a $21 increase in amortization of deferred policy acquisition costs associated with the growth in this segment's revenues, partially offset by a decrease of $11 in benefits, claims and claim adjustment expenses due to the sale of the Canadian life insurance operation and lower mortality costs. Net income increased $6, or 9%, essentially due to the higher fee income and favorable mortality described above.

1998 COMPARED TO 1997 - Revenues increased $57, or 11%, resulting from higher fee income associated with the Company's growing block of variable life insurance. Variable life account values increased $651, or 61%, due to strong sales of $127, a 30% increase over prior year levels, as well as equity market appreciation, while variable life insurance in force increased $6.6 billion, or 67%. Total benefits, claims and expenses increased $43, or 10%, as a result of an increase in amortization of deferred policy acquisition costs of $21 and an increase in benefits, claims and claim adjustment expenses of $18 related to the growth in this segment. The growth in the Individual Life operation's account values and life insurance in force, particularly variable life, resulted in an increase in net income of $9, or 16%.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly prepare their estates for an efficient transfer of wealth between generations.


EMPLOYEE BENEFITS

OPERATING SUMMARY

                                                                                     1999              1998                1997
------------------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                             $       1,829      $       1,629      $       1,538
Net investment income                                                                   195                180                162
------------------------------------------------------------------------------------------------------------------------------------

          TOTAL REVENUES                                                              2,024              1,809              1,700
          --------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                        1,507              1,335              1,301
Amortization of deferred policy acquisition costs and other expenses                    415                376                309
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                         1,922              1,711              1,610
          --------------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX EXPENSE                                              102                 98                 90
Income tax expense                                                                       23                 27                 32
------------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                          $          79      $          71      $          58
          --------------------------------------------------------------------------------------------------------------------------

The Employee Benefits segment sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by the Life Insurance Marketing and Research Association (LIMRA), the Company was the third largest provider of group disability insurance and the fourth largest writer of group life insurance in the United States for the nine months ended September 30, 1999.

1999 COMPARED TO 1998 - Revenues increased $215, or 12%, driven by growth in fully insured premiums, excluding buyouts, which increased $172, or 11%. This increase was fundamentally due to group life and group disability, where ongoing premiums increased $49, or 9%, and $63, or 11%, respectively, due to strong persistency of the in force block of business, coupled with an increase in sales to new customers.

Total benefits, claims and expenses increased $211, or 12%, primarily due to higher benefits, claims and claim adjustment expenses, which, excluding buyouts, increased $187, or 11%, due to the growth in this segment. The ratio of benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations (loss ratio), excluding buyouts, remained consistent at 82%, indicating a continuation of favorable mortality and morbidity experience. In addition, the ratio of amortization of deferred policy acquisition costs and other expenses as a percentage of premiums and other considerations (expense ratio), excluding buyouts, remained consistent at 24%.

The segment's effective income tax rate was reduced to 23% from 28% as a result of increasing the level of investment in tax-exempt securities. As a result of increased premium revenue, consistent loss and expense ratios and increased after-tax investment income, net income increased $8, or 11%.

1998 COMPARED TO 1997 - Revenues increased $109, or 6%, driven by growth in fully insured premiums, excluding buyouts, which increased $181, or 13%. This increase was primarily due to group life and group disability, where ongoing premiums increased $69 and $55, respectively, due to strong sales and good persistency. Sales of fully insured business, excluding buyouts, increased $68, or 21%, of which group life and group disability business increased $26 and $23, respectively.

Total benefits, claims and expenses increased $101, or 6%, primarily due to higher benefits, claims and claim adjustment expenses, which, excluding buyouts, increased $121 associated with this growing block of business. However, the ratio of benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations, excluding buyouts, improved to 82% from 83%. This improvement was partially offset by an increase in other expenses of $66, whereby other expenses as a percentage of premiums and other considerations, excluding buyouts, increased to 24% from 22%. This trend is due to the Company's continued investment in claims management initiatives, which result in higher operating expenses but improve benefits, claims and claim adjustment expenses.

The segment's effective income tax rate was reduced to 28% from 36% as a result of increasing the level of investment in tax-exempt securities, which improved the after-tax investment yield to 5.2% from 5.0%. As a result of increased premium revenue, an improved after-tax investment yield and favorable mortality and morbidity experience, net income increased $13, or 22%.

OUTLOOK

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes the Company is well positioned to take advantage of this growth potential.


CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                                                                             1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------
Premiums and other considerations                                     $         400      $         774      $         551
Net investment income                                                           431                793                429
------------------------------------------------------------------------------------------------------------------------------

          TOTAL REVENUES                                                        831              1,567                980
          --------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                                  621                924                439
Dividends to policyholders                                                      104                329                240
Other expenses                                                                   59                278                259
------------------------------------------------------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                                   784              1,531                938
          --------------------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX EXPENSE                                       47                 36                 42
Income tax expense                                                               17                 12                 15
------------------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                  $          30      $          24      $          27
          --------------------------------------------------------------------------------------------------------------------

Variable COLI account values                                          $      12,386      $      11,220      $       6,600
Leveraged COLI account values                                                 5,729              9,148              5,719
------------------------------------------------------------------------------------------------------------------------------
           TOTAL ACCOUNT VALUES                                       $      18,115      $      20,368      $      12,319
           -------------------------------------------------------------------------------------------------------------------

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities. Products marketed in this segment also include coverage owned by employees under business sold through corporate sponsorship.

1999 COMPARED TO 1998 - Revenues decreased $736, or 47%, primarily attributable to the downsizing of the leveraged COLI business as a result of the HIPA Act of 1996. During 1999, leveraged COLI account values decreased $3.4 billion, or 37%. Consistent with the decrease in revenues, benefits, claims and expenses decreased $747, or 49%. Net income increased $6, or 25%, primarily due to growth in the variable COLI business, where related account values increased $1.2 billion, or 10%. Additionally, leveraged COLI net income increased due to earnings associated with the MBL business recaptured in November 1998 (as discussed earlier), which was partially offset by decreases associated with the downsizing of the overall leveraged COLI business.

1998 COMPARED TO 1997 - Revenues increased $587, or 60%, primarily related to the recaptured MBL business of $541, comprised of $163 of premiums and other considerations and $378 of net investment income. In addition, revenues increased due to fee income on growing variable COLI account values, partially offset by declines in revenues associated with the downsizing of the overall leveraged COLI business. Benefits, claims and expenses increased $593, or 63%, primarily due to the recaptured MBL business. The MBL recapture resulted in an increase in benefits, claims and expenses of $541 and was comprised of $452 of benefits, claims and other expenses and $89 of dividends to policyholders. Net income declined $3, or 11%, as the growth in the Company's variable COLI business was offset by the declining block of leveraged COLI the Company had prior to passage of the HIPA Act of 1996. The recaptured MBL business had no impact on net income in 1998.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life's profitability in recent years and will continue to contribute to the profitability of Hartford Life in the future, although the level of profit is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse affect on its business. Certain proposed legislative initiatives could impact COLI and are discussed in the Regulatory Matters and Contingencies section.


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

The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $101.8 billion and $80.6 billion as of December 31, 1999 and 1998, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $8.9 billion and $10.0 billion as of December 31, 1999 and 1998, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features to mitigate the risk of disintermediation.

The Company's general account consists of a diversified portfolio of investments. Although all the assets of the general account support the Company's general account liabilities, the Company's investment strategy group has developed separate investment portfolios for specific classes of product liabilities within the general account. The strategy group works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives for each product line in order to achieve each product line's individual risk and return objectives.

Invested assets in the Company's general account totaled $21.8 billion as of December 31, 1999 and were comprised of $17.0 billion of fixed maturities, $4.2 billion of policy loans, equity securities of $153 and other investments of $376. As of December 31, 1998, general account invested assets totaled $24.9 billion and were comprised of $17.7 billion of fixed maturities, $6.7 billion of policy loans, equity securities of $140 and other investments of $363. The decrease in policy loans was primarily due to the decline in leveraged COLI business (as discussed in the COLI section). Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

The following table sets forth by type the fixed maturity securities held in the Company's general account as of December 31, 1999 and 1998.

                                                                  1999                                  1998
                                                   --------------------------------------------------------------------------
  FIXED MATURITIES BY TYPE                             FAIR VALUE        PERCENT            FAIR VALUE         PERCENT
  ---------------------------------------------------------------------------------------------------------------------------
  Corporate                                         $      7,737            45.4%        $      7,898           44.6%
  Asset backed securities                                  2,508            14.7%               2,465           13.9%
  Commercial mortgage backed securities                    2,112            12.4%               2,036           11.5%
  Short-term                                               1,346             7.9%               2,119           12.0%
  Municipal - tax-exempt                                   1,108             6.5%                 916            5.2%
  Mortgage backed securities - agency                        853             5.0%                 503            2.9%
  Collateralized mortgage obligations                        592             3.5%                 831            4.7%
  Government/Government agencies - Foreign                   339             2.0%                 530            3.0%
  Government/Government agencies - U.S.                      229             1.3%                 166            0.9%
  Municipal - taxable                                        165             1.0%                 223            1.3%
  Redeemable preferred stock                                  46             0.3%                   5             --
  ---------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                          $     17,035          100.0%         $     17,692           100.0%
  ---------------------------------------------------------------------------------------------------------------------------

During 1999, the Company, in executing its investment strategy, increased its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increased its allocation to mortgage backed and commercial mortgage backed securities. Holdings of short-term securities declined, primarily as a result of the funding of scheduled liability maturities.

Approximately 21.5% and 22.8% of the Company's fixed maturity portfolio was invested in private placement securities (including Rule 144A offerings) as of December 31, 1999 and 1998, respectively. Private placement securities are generally less liquid than public securities; however, covenants for private placements are designed to mitigate liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating organizations. For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.


 (Before-tax)                                                           1999                   1998                   1997
 -----------------------------------------------------------------------------------------------------------------------------------
 Net investment income - excluding policy loan income           $       1,171          $       1,166          $       1,111
 Policy loan income                                                       391                    789                    425
 -----------------------------------------------------------------------------------------------------------------------------------
 Net investment income - total                                  $       1,562          $       1,955          $       1,536
 -----------------------------------------------------------------------------------------------------------------------------------
 Yield on average invested assets (1)                                     6.7%                   7.9%                   7.6%
 -----------------------------------------------------------------------------------------------------------------------------------
 Net realized capital losses                                    $          (5)         $          --          $          --
 -----------------------------------------------------------------------------------------------------------------------------------

 (1) Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost). In 1998, average invested assets were calculated assuming the recaptured MBL business proceeds were received on January 1, 1998.

1999 COMPARED TO 1998 - Total net investment income, before-tax, decreased $393, or 20%, most notably due to a decrease in policy loan income of $398 associated with the downsizing of the leveraged COLI business. Yield on average invested assets declined to 6.7% as a result of a decline in the policy loan weighted average interest rate to 7.5% in 1999 from 9.9% in 1998. Net realized capital losses included a $5 loss from the sale of Hartford Life Insurance Company Canada Holdings, Inc. Additionally, net realized capital gains on the sale of equity securities and fixed maturities offset a $32, after-tax, other than temporary impairment charge related to asset backed securities securitized and serviced by Commercial Financial Services, Inc. (CFS) securities, which were sold in August of 1999.

1998 COMPARED TO 1997 - Total net investment income, before-tax, increased $419, or 27%, principally due to an increase in policy loan income of $364, which is primarily due to the recaptured MBL business. (For additional information on the MBL Recapture, see the Capital Resources and Liquidity section.) Yield on average invested assets, before-tax, increased to 7.9%, primarily due to the increase in policy loan income that resulted from the recaptured MBL business, as well as an increase in fixed maturities rated BBB. There were no net realized capital gains or losses for the years ended December 31, 1998 and 1997. During 1998, realized capital gains from the sale of fixed maturities and equity securities were offset by realized capital losses, including $21, after-tax, related to the other than temporary impairment charge associated with asset backed securities securitized and serviced by CFS.


CAPITAL MARKETS RISK MANAGEMENT

As described below, credit risk and market risk are the primary sources of investment risk to the Company. The following discussion identifies the Company's policies and procedures for managing these risks and monitoring the results of the Company's risk management activities.

CREDIT RISK

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.

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

As of December 31, 1999 and 1998, over 97% of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment grade securities.


                                                                1999                                   1998
                                                 ---------------------------------------------------------------------------------
 FIXED MATURITIES BY CREDIT QUALITY                    FAIR VALUE         PERCENT            FAIR VALUE             PERCENT
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government/Government agencies               $        2,404           9.3%           $       2,596                9.5%
 AAA                                                       3,535          13.6%                   3,542               12.9%
 AA                                                        3,199          12.3%                   2,674                9.7%
 A                                                         8,731          33.6%                   8,878               32.3%
 BBB                                                       5,816          22.4%                   7,019               25.6%
 BB & below                                                  559           2.1%                     492                1.8%
 Short-term                                                1,728           6.7%                   2,265                8.2%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                         $       25,972         100.0%           $      27,466              100.0%
----------------------------------------------------------------------------------------------------------------------------------

The Company also maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and typically requires credit enhancement provisions to further reduce its credit risk. Credit risk for derivatives contracts is limited to the amounts calculated to be due to the Company on such contracts based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted. Collateral is pledged to or held by the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

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

Upward movement in market interest rates during 1999 resulted in a significant decline in the fair value of the fixed maturities portfolio over 1998. However, the Company's asset allocation, and therefore its exposure to market risk, has not changed materially from its position at December 31, 1998.

INTEREST RATE RISK

Changes in interest rates can potentially impact the Company's profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. For non-guaranteed separate accounts, the Company's exposure is not significant since the policyholder assumes substantially all the investment risk.

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, collateralized mortgage obligations and mortgage backed securities. The fair value of these and the Company's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. In addition, during such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For a discussion of the Company's risk management techniques to manage this market risk, see "Asset/Liability Management Strategies Used to Manage Market Risk" below.

As described above, the Company holds a significant fixed maturity portfolio, which includes both fixed and variable rate features. The following table reflects the principal amounts of the fixed and variable rate fixed maturity portfolio, along with the respective weighted average coupons by estimated maturity year as of December 31, 1999. Comparative totals are included for December 31, 1998. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 1999 and 1998, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed to maturity year based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                                1999       1998
                                                2000      2001       2002       2003      2004    Thereafter    TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES - CALLABLE
Fixed Rate
  Par value                                   $   100    $    56   $    35    $    66    $    9    $   810    $  1,076    $  1,083
  Weighted average coupon                         7.0%       5.8%      7.1%       7.5%      8.1%       5.1%        5.6%        5.6%
  Fair value                                                                                                  $  1,016    $  1,080
Variable Rate
  Par value                                   $   126    $    39   $    26    $     --   $   30    $ 1,142    $  1,363    $  1,082
  Weighted average coupon                         6.6%       6.2%      6.6%        --       7.3%       6.6%        6.6%        6.0%
  Fair value                                                                                                  $  1,256    $    982
BONDS AND NOTES - OTHER
Fixed Rate
  Par value                                   $ 3,361    $ 1,847   $ 1,247    $ 1,187    $1,217    $ 6,864    $ 15,723    $ 15,290
  Weighted average coupon                         6.7%       7.1%      7.3%       6.9%      6.4%       5.5%        6.2%        6.3%
  Fair value                                                                                                  $ 14,044    $ 15,315
Variable Rate
  Par value                                   $   222    $    84   $   122    $    84    $   65    $   343    $    920    $  1,153
  Weighted average coupon                         6.5%       6.0%      6.1%       5.7%      5.7%       4.9%        5.7%        5.8%
  Fair value                                                                                                  $    827    $  1,114
ASSET BACKED SECURITIES
Fixed Rate
  Par value                                   $   442    $   623   $   331    $   227    $  189    $   387    $  2,199    $  2,153
  Weighted average coupon                         6.8%       6.6%      6.5%       6.4%      6.8%       7.3%        6.8%        6.8%
  Fair value                                                                                                  $  2,045    $  2,074
Variable Rate
  Par value                                   $   218    $   292   $   252    $   241    $  192    $   482    $  1,677    $  1,730
  Weighted average coupon                         6.4%       6.4%      6.6%       6.7%      6.8%       6.7%       6.6%        6.1%
  Fair value                                                                                                  $  1,540    $  1,683
COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
  Par value                                   $   354    $   251   $   154    $    85    $   51    $   243    $  1,138    $  1,425
  Weighted average coupon                         6.0%       6.1%      6.2%       6.6%      7.2%       7.4%       6.5%        6.5%
  Fair value                                                                                                  $  1,022    $  1,371
Variable Rate
  Par value                                   $    20    $     3   $     1    $     1    $    1    $   102    $    128    $    266
  Weighted average coupon                         7.3%       5.0%      6.9%      15.5%      8.1%       5.5%       5.8%        6.2%
  Fair value                                                                                                  $    117    $    264
COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
  Par value                                   $   131    $   158   $   151    $    55    $  104    $ 1,497    $  2,096    $  1,767
  Weighted average coupon                         6.7%       7.6%      7.2%       7.2%      7.2%       7.1%        7.2%        7.1%
  Fair value                                                                                                  $  1,922    $  1,784
Variable Rate
  Par value                                   $   248    $   144   $   154    $   187    $  137    $   563    $  1,433    $  1,160
  Weighted average coupon                         7.3%       7.5%      7.3%       7.3%      7.6%       7.6%       7.5%        6.7%
  Fair value                                                                                                  $  1,228    $  1,075
MORTGAGE BACKED SECURITIES
Fixed Rate
  Par value                                   $    85    $    99   $    99    $    89    $   80    $   836    $  1,288    $    723
  Weighted average coupon                         7.1%       7.0%      7.0%       7.0%      7.0%       7.8%       7.5%        7.6%
  Fair value                                                                                                  $    994    $    682
Variable Rate
  Par value                                   $     1    $     1   $     --   $     --   $    --   $     2    $      4    $     11
  Weighted average coupon                         6.6%       6.6%        --         --        --       6.3%        6.4%        8.6%
  Fair value                                                                                                  $      4    $     10
------------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 1999 and 1998 on debt obligations and reflects principal cash flows and related weighted average effective interest rate by maturity year.

                                                                                                                 1999        1998
                                                  2000       2001      2002       2003      2004    Thereafter   TOTAL       Total
------------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
Fixed Rate
   Amount                                       $    --    $    --   $    --    $    --   $   200    $   450   $  650     $   650
   Weighted average effective interest rate          --         --        --         --       7.0%      7.5%      7.4%        7.4%
   Fair value                                                                                                  $  633     $   710
TruPS (1)
Fixed Rate
   Amount                                       $    --    $    --   $    --    $    --   $    --   $   250    $  250     $   250
   Weighted average effective interest rate          --         --        --         --        --       7.4%      7.4%        7.4%
   Fair value                                                                                                  $  203     $   254
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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. The Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed frequently by senior management. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $9.6 billion as of December 31, 1999 ($6.3 billion related to insurance investments and $3.3 billion related to life insurance liabilities). As of December 31, 1998, the notional amounts pertaining to derivatives totaled $11.2 billion ($6.0 billion related to insurance investments and $5.2 billion related to life insurance liabilities).

The strategies described below are used to manage the aforementioned risks.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are routinely executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amount of anticipatory hedges as of December 31, 1999 and 1998 was $314 and $712, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies Hartford Life's asset/liability matching policy. Interest rate swaps are also used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. Additionally, interest rate caps are used to hedge against the risk of contractholder disintermediation in a rising interest rate environment. The notional amount of derivatives used for liability hedges as of December 31, 1999 and 1998 was $3.3 billion and $5.2 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amount of asset hedges as of December 31, 1999 and 1998 was $4.8 billion and $3.8 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to their corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amount of portfolio hedges as of December 31, 1999 and 1998 was $1.2 billion and $1.5 billion, respectively.

The following tables provide information as of December 31, 1999, with comparative totals for December 31, 1998, on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and received rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. The Company uses option contracts to hedge debt instruments that totaled $254 and $110 in notional amounts and $(50) and $(20) in carrying value as of December 31, 1999 and 1998, respectively.

                                                                                                                 1999      1998
INTEREST RATE SWAPS                               2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                                $   164    $  148    $   222    $   140   $   116    $   904    $ 1,694   $ 1,383
  Weighted average pay rate                         5.1%      6.1%       5.1%       6.0%      5.6%       6.1%       5.8%      5.9%
  Weighted average receive rate                     6.7%      6.2%       6.2%       6.2%      6.2%       6.2%       6.2%      5.4%
  Fair value                                                                                                    $    76   $   (46)
Pay Variable/Receive Fixed
  Notional value                                $   577    $  318    $   439    $   675   $ 1,244    $ 1,510    $ 4,763   $ 4,925
  Weighted average pay rate                         6.1%      6.2%       6.1%       6.1%      6.2%       6.2%       6.2%      5.3%
  Weighted average receive rate                     6.3%      7.0%       6.3%       5.8%      6.1%       6.4%       6.2%      6.3%
  Fair value                                                                                                    $  (160)  $   160
Pay Variable/Receive Different Variable
  Notional value                                $   145    $   85    $    40    $    29   $   101    $    42    $   442   $ 1,403
  Weighted average pay rate                         6.3%      6.3%       6.0%       6.1%      5.9%       6.3%       6.2%      5.2%
  Weighted average receive rate                     5.9%      5.6%       6.1%       6.2%      6.3%       6.8%       6.0%      5.8%
  Fair value                                                                                                    $     1   $    (2)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  1999      1998
INTEREST RATE CAPS - LIBOR BASED (1)              2000      2001       2002      2003       2004    Thereafter   TOTAL      Total
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $    --    $   --    $    --    $    --   $    --    $    --    $    --   $     42
  Weighted average strike rate (4.0 - 5.9%)          --        --         --         --        --         --         --        5.2%
  Fair value                                                                                                    $    --   $     1

  Notional value                                $    --    $   --    $    --    $    --   $    --    $    --    $    --   $     35
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        --         --         --        6.6%
  Fair value                                                                                                    $    --   $     1

  Notional value                                $    --    $   --    $    10    $    54   $    --    $   107    $   171   $    200
  Weighted average strike rate (8.0 - 9.9%)          --        --        8.9%       8.5%       --        8.4%       8.5%       8.5%
  Fair value                                                                                                    $     2   $     1

  Notional value                                $    10    $   --    $    21    $    --   $    --    $    --    $    31   $     41
  Weighted average strike rate (10.0 - 11.9%)      11.5%       --       10.1%        --        --         --       10.6%      10.7%
  Fair value                                                                                                    $    --   $    --
Issued
  Notional value                                $    --    $   --    $    --    $    --   $    --    $    --    $    --   $    13
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        --         --         --        7.2%
  Fair value                                                                                                    $    --   $    --

  Notional value                                $    --    $   --    $    --    $    --   $    --    $    --    $    --   $     13
  Weighted average strike rate (8.0 - 9.9%)          --        --         --         --        --         --         --        8.3%
  Fair value                                                                                                    $    --   $    --
------------------------------------------------------------------------------------------------------------------------------------

(1) LIBOR represents the London Interbank Offered Rate.


                                                                                                                 1999       1998
INTEREST RATE CAPS - CMT BASED (1)                2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                  $  244     $ --      $  --      $  250     $  --      $  --      $ 494     $ 611
  Weighted average strike rate (6.0 - 7.9%)          7.7%      --         --         7.7%       --         --        7.7%      7.7%
  Fair value                                                                                                       $   1     $  --

  Notional value                                  $  --      $ --      $ 100      $  250     $  --      $ 500      $ 850     $ 950
  Weighted average strike rate (8.0 - 9.9%)          --        --        9.5%        8.7%       --        8.7%       8.8%      8.7%
  Fair value                                                                                                       $   4     $    1
Issued
  Notional value                                  $  244     $ --      $  --      $  --      $  --      $  --      $ 244     $ 361
  Weighted average strike rate (6.0 - 7.9%)          7.7%      --         --         --         --         --        7.7%      7.8%
  Fair value                                                                                                       $  --     $  --

  Notional value                                  $  --      $ --      $ 100      $  --      $  --      $  --      $ 100     $ 200
  Weighted average strike rate (8.0 - 9.9%)          --        --        9.5%        --         --         --        9.5%      8.8%
  Fair value                                                                                                       $  --     $  --
------------------------------------------------------------------------------------------------------------------------------------

(1) CMT represents the Constant Maturity Treasury Rate.


                                                                                                                 1999      1998
INTEREST RATE FLOORS - LIBOR BASED                2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                  $  --      $ --      $  --      $  --     $  --      $  --      $  --     $ 100
  Weighted average strike rate (4.0 - 5.9%)          --        --         --         --        --         --         --        4.2%
  Fair value                                                                                                      $  --     $  --

  Notional value                                  $  --      $ --      $  --      $  --     $   27     $  --      $  27     $  65
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        7.9%       --         7.9%      7.0%
  Fair value                                                                                                      $   2     $   7
Issued
  Notional value                                  $  --      $ 10      $  31      $  54     $  34      $  77      $ 206     $ 240
  Weighted average strike rate (4.0 - 5.9%)          --        4.9%       5.3%       5.4%      5.3%       5.3%       5.3%      5.3%
  Fair value                                                                                                      $  (1)    $  (7)

  Notional value                                  $  --      $ --      $  --      $  --     $   27     $  --      $   27    $  27
  Weighted average strike rate (6.0 - 7.9%)          --        --         --         --        7.8%       --         7.8%      7.8%
  Fair value                                                                                                      $  (2)    $  (4)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                                 1999      1998
INTEREST RATE FLOORS - CMT BASED                  2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $    100   $   --    $    --    $    150  $    --    $    --    $    250  $    250
  Weighted average strike rate (4.0 - 5.9%)          5.8%      --         --         5.5%      --         --         5.6%      5.6%
  Fair value                                                                                                    $      1  $      8

  Notional value                                $    10    $   --    $    --    $    --   $    --    $    --    $    10   $     50
  Weighted average strike rate (6.0 - 7.9%)          6.0%      --         --         --        --         --         6.0%      6.4%
  Fair value                                                                                                    $    --   $      1
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 1999      1998
INTEREST RATE FUTURES                             2000      2001       2002      2003       2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Long
  Contract amount/notional                        $  27      $ --      $  --      $  --     $  --      $  --      $  27     $  12
  Weighted average settlement price               $  97      $ --      $  --      $  --     $  --      $  --      $  97     $ 106
Short
  Contract amount/notional                        $  51      $ --      $  --      $  --     $  --      $  --      $  51     $ 240
  Weighted average settlement price               $  93      $ --      $  --      $  --     $  --      $  --      $  93     $ 124
------------------------------------------------------------------------------------------------------------------------------------


Note:  Fair value is not applicable.


Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with asset accumulation products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

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

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with an additional risk that changes in the index may adversely affect profitability. Product examples include indexed guaranteed investment contracts with an estimated duration of up to two years.

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

Other Insurance Products

Long-Term Pay Out Liabilities -- Products in this category are long term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally five to ten years.

Short-Term Pay Out Liabilities -- These liabilities are short term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 1999 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1998.

(Dollars in billions)

                                                                                                                   1999      1998
DESCRIPTION (1)                                     2000       2001      2002       2003      2004    Thereafter   TOTAL     Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles              $ 1.9     $  1.4     $  0.7    $  1.3     $  2.2    $  2.2     $  9.7    $ 10.9
  Weighted average credited rate                      6.6%       6.8%       6.3%      5.5%       6.9%      6.8%       6.6%      6.6%
Indexed asset accumulation vehicles                 $ 0.4     $  0.2     $  --     $  --      $  --     $  --      $  0.6    $  0.3
  Weighted average credited rate                      6.2%       6.3%       --        --         --        --         6.2%      5.1%
Interest credited asset accumulation vehicles       $ 4.7     $  0.6     $  0.5    $  0.3     $  0.3    $  4.2     $ 10.6    $ 11.1
  Weighted average credited rate                      5.9%       5.5%       5.5%      5.6%       5.6%      5.6%       5.7%      5.7%
Long-term pay out liabilities                       $ 0.7     $  0.6     $  0.5    $  0.4     $  0.4    $  3.0     $  5.6    $  4.9
Short-term pay out liabilities                      $ 0.8     $  --      $  --     $  --      $  --     $  --      $  0.8    $  0.7
------------------------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 1999 and 1998, the fair value of the Company's investment contracts, including guaranteed separate accounts, was $20.9 billion and $21.7 billion, respectively.

CURRENCY EXCHANGE RISK

Hartford Life's international holdings, which are primarily located in Latin America, totaled approximately $90 as of December 31, 1999. These holdings are inherently affected by currency fluctuations. The Company's primary currency exposure relates to the Brazilian real and the Argentine peso and is not expected to have a material impact on the Company's liquidity or financial condition.

SENSITIVITY TO CHANGES IN INTEREST RATES

For liabilities whose cash flows are not substantially affected by changes in interest rates (fixed liabilities) and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represent approximately 55% of the Company's general and guaranteed separate account liabilities at both December 31, 1999 and 1998. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and evaluated annually consistent with regulatory requirements.

                                                                        CHANGE IN NET ECONOMIC VALUE
                                       ---------------------------------------------------------------------------------------------
                                                             1999                                            1998
                                       ---------------------------------------------------------------------------------------------
Basis point shift                               - 100                    + 100                   - 100                 + 100
------------------------------------------------------------------------------------------------------------------------------------
  Amount                                $          (4)          $            (5)          $          7          $         (16)
 Percent of liability value                      (0.03)%                   (0.03)%                0.05%                  (0.10)%
------------------------------------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.4 billion, $2.2 billion and $1.5 billion as of December 31, 1999, 1998 and 1997, respectively. The capital structure of Hartford Life consists of debt and equity, and is summarized as follows:

                                                                                           1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                           $      --       $      --       $     50
Long-term debt                                                                                  650             650            650
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely parent junior subordinated debentures (TruPS)                            250             250             --
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                           $     900       $     900       $    700
     -------------------------------------------------------------------------------------------------------------------------------
Equity excluding net unrealized capital gains (losses) on securities, net of tax          $   2,642       $   2,230       $  1,907
Net unrealized capital gains (losses) on securities, net of tax                                (336)            263            237
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           $   2,306       $   2,493       $  2,144
     -------------------------------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION (1)                                                             $   3,542       $   3,130       $  2,607
     -------------------------------------------------------------------------------------------------------------------------------
Debt to equity (1) (2)                                                                           34%            40%             37%
Debt to capitalization (1) (2)                                                                   25%            29%             27%
------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains (losses) on securities, net of tax.

(2) Excluding TruPS, the debt to equity ratios were 25% and 29%, and the debt to capitalization ratios were 18% and 21% as of December 31, 1999 and 1998, respectively.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $412, or 13%, in 1999 and $523, or 20%, in 1998. In 1999, the increase was primarily the result of net income of $467 partially offset by dividends declared of $50. In 1998, the increase was primarily the result of net income of $386 and the issuance of TruPS of $250, which were partially offset by the retirement of $50 in commercial paper and dividends declared of $50. As a result, both the debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains {losses} on securities, net of tax) decreased to 34% and 25% as of December 31, 1999, respectively, from 40% and 29% as of December 31, 1998, respectively. Net unrealized capital gains (losses) on securities, net of tax, decreased $599 as of December 31, 1999, as compared to December 31, 1998, primarily due to the impact of increased interest rates on the Company's fixed maturity portfolio.

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

DIVIDENDS

In 1999, a total of $50 in dividends was declared to holders of Class A and Class B Common Stock.

On February 17, 2000, Hartford Life's Board of Directors approved an 11% increase in the quarterly dividend to $0.10 per share, payable on April 3, 2000 to stockholders of record on March 1, 2000. Future dividend decisions are based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of the regulatory restrictions discussed in Liquidity Requirements below.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends. Hartford Life, Inc. received dividends from its regulated life insurance subsidiaries of $90 in 1999. Statutory net income and statutory capital and surplus, key determinants in the amount of dividend capacity available in the insurance company subsidiaries, has grown significantly over the past several years. Statutory net income of $220 in 1999 was lower than 1998 due to losses realized on certain securities. Excluding those losses, statutory net income in 1999 was $290, 9% higher than 1998. Statutory capital and surplus as of December 31, 1999 was $2.2 billion, a 10% increase over December 31, 1998.

TREASURY STOCK

During 1999, to make shares available to employees pursuant to stock based benefit plans, the Company repurchased 225,000 shares of its Class A Common Stock in the open market at a total cost of $10. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase additional shares of its Class A Common Stock to make shares available for its various employee stock based benefit plans.

RATINGS

The following table summarizes Hartford Life's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 29, 2000:

                                                         DUFF &                 STANDARD &
                                           A.M. BEST     PHELPS      MOODY'S      POOR'S
------------------------------------------------------------------------------------------
INSURANCE RATINGS
Hartford Life Insurance Company                A+         AA+          Aa3          AA
Hartford Life and Accident                     A+         AA+          Aa3          AA
Hartford Life and Annuity                      A+         AA+          Aa3          AA
------------------------------------------------------------------------------------------
OTHER RATINGS
Hartford Life, Inc.
  Senior debt                                  a+         A+           A2           A
  Commercial paper                             --         D-1          P-1          A-1
Hartford Life Capital I
  Trust preferred securities                   a+         A            a2          BBB+
------------------------------------------------------------------------------------------

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

LIQUIDITY REQUIREMENTS

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and bank borrowings. The principal sources of funds are premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service its debt, pay dividends on its common stock and support its other obligations.

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company (HLA), as an insurance company domiciled in Connecticut, are subject to restriction as prescribed in the insurance holding company laws of Connecticut. HLA adheres to these laws, which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company without prior approval in 2000 is estimated to be $221.

The insurance holding company laws of the other jurisdictions in which Hartford Life's insurance subsidiaries are incorporated or deemed commercially domiciled generally contain similar limitations on the payment of dividends.

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

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) has regulations establishing minimum capitalization requirements based on Risk-Based Capital
(RBC) formulas for life insurance companies. The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the life insurance subsidiaries are in excess of 200% as of December 31, 1999, which are greater than the minimum threshold.

CASH FLOW

                                                        1999          1998          1997
-----------------------------------------------------------------------------------------
Cash provided by operating activities                 $   724       $   667       $ 1,147
Cash provided by (used for) investing activities        1,907            87          (650)
Cash used for financing activities                     (2,578)         (803)         (480)
Cash - end of year                                         89            36            88
-----------------------------------------------------------------------------------------

During 1999, the increase in cash provided by operating activities was primarily the result of an increase in net income as well as timing in the settlement of receivables and payables. The increase in cash provided by (used for) investing activities and the decrease in cash used for financing activities primarily related to the significant downsizing of the leveraged COLI block of business, as well as the decrease in the Company's guaranteed investment contract (GIC) business.

In 1998, the change in cash provided by operating activities was primarily the result of timing in the settlement of receivables and payables. The change in cash provided by (used for) investing activities primarily reflects a decrease in policy loans resulting from the reduction of COLI account values in conjunction with the decline of the block of leveraged COLI offset by the investment of cash from operating and financing activities. The change in cash used for financing activities was primarily due to declines in GIC and COLI account values as well as proceeds from the IPO in May 1997, partially offset by changes in debt, dividends paid and proceeds from the TruPS offering.

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

MBL Recapture -- On November 10, 1998, the Company recaptured an in force block of COLI business (referred to as "MBL Recapture") previously ceded to MBL Life Assurance Co. of New Jersey (MBL Life). The transaction was consummated through the assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. MBL Life, previously a Mutual Benefit Life subsidiary, operated under the Rehabilitation Plan for Mutual Benefit Life. The MBL Recapture has been recorded retroactive to January 1, 1998 with respect to results of operations. The transaction resulted in a decrease in reinsurance recoverables of $4.8 billion with an offset primarily in policy loans and other investments.

In conjunction with the MBL Recapture transaction, the Company also purchased the outstanding interest in International Corporate Marketing Group, Inc.
(ICMG), which was previously 40% owned by MBL Life.


REGULATORY MATTERS AND CONTINGENCIES

LEGISLATIVE AND REGULATORY INITIATIVES

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. Passage in November 1999 of the Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which permits affiliations among banks, insurance companies and securities firms, may have competitive, operational and other implications for the Company. In particular, the measure includes privacy protections requiring all financial services providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect the Company's operations. Medical records are also subject to new privacy safeguards under guidelines proposed by the U.S. Department of Health and Human Services. These and similar measures proposed at the state level could affect the Company's ability to manage medical claims.

Enactment of Gramm-Leach-Bliley at the federal level has focused renewed attention on state regulation of insurance. Elements of the insurance industry are involved in a countrywide initiative to streamline regulatory procedures. Such measures could result in reduced transaction costs and improved speed to market.

Current and proposed federal measures which may significantly affect the life insurance business include tax law changes affecting the tax treatment of life insurance products and its impact on the relative desirability of various personal investment vehicles, medical testing for insurability, and proposed legislation to prohibit the use of gender in determining insurance and pension rates and benefits. In particular, President Clinton's 2001 federal budget proposal currently contains certain recommendations for modifying tax rules related to the treatment of COLI by contractholders which, if enacted as described, could have a material adverse impact on the Company's sales of these products. The budget proposal also includes provisions which would result in a significant increase in the "DAC tax" on certain of the Company's products and would apply a tax to the Company's policyholder surplus account. (For further discussion on policyholder surplus accounts and related tax treatment as of December 31, 1999, see Note 14 of Notes to Consolidated Financial Statements.) It is too early to determine whether these tax proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

INSOLVENCY FUND

See Note 16 (b) of Notes to Consolidated Financial Statements.

NAIC PROPOSALS

The NAIC has been developing several model laws and regulations, including a Model Investment Law and amendments to the Model Holding Company System Regulatory Act (the "Holding Act Amendments"). The Model Investment Law defines the investments which are permissible for life insurers to hold, and the Holding Act Amendments address the types of activities in which subsidiaries and affiliates may engage. The NAIC adopted these models in 1997 and 1996, but the laws have not been enacted for insurance companies domiciled in the State of Connecticut, such as Hartford Life. Even if enacted in Connecticut or other states in which Hartford Life's insurance subsidiaries are domiciled, it is expected that these laws will neither significantly change Hartford Life's investment strategies nor have any material adverse effect on Hartford Life's liquidity or financial position.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of Hartford Life's domiciliary states will adopt the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of the insurance subsidiaries of Hartford Life.

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

YEAR 2000

In General

The Year 2000 issue relates to the ability or inability of computer hardware, software and other information technology (IT) systems, as well as non-IT systems, such as equipment and machinery with imbedded chips and microprocessors, to properly process information and data containing or related to dates beginning with the Year 2000 and beyond. The Year 2000 issue exists because, historically, many IT and non-IT systems that are in use today were developed years ago when a year was identified using a two-digit date field rather than a four-digit date field. As information and data containing or related to the century date are introduced to date sensitive systems, these systems may recognize the Year 2000 as "1900," or not at all, which may result in systems processing information incorrectly. This, in turn, may significantly and adversely affect the integrity and reliability of information databases of IT systems, may cause the malfunctioning of certain non-IT systems, and may result in a wide variety of adverse consequences to a company. In addition, Year 2000 problems that occur with third parties with which a company does business, such as suppliers, computer vendors, distributors and others, may also adversely affect any given company.

The integrity and reliability of Hartford Life's IT systems, as well as the reliability of its non-IT systems, are integral aspects of Hartford Life's business. Hartford Life issues insurance policies, annuities, mutual funds and other financial products to individual and business customers, nearly all of which contain date sensitive payment dates. In addition, various IT systems support communications and other systems that integrate Hartford Life's various business segments and field offices, including Hartford Life's foreign operations. Hartford Life also has business relationships with numerous third parties that affect virtually all aspects of Hartford Life's business, including, without limitation, suppliers, computer hardware and software vendors, insurance agents and brokers, securities broker-dealers, banks and other distributors and servicers of financial products, many of which provide date sensitive data to Hartford Life and whose operations are important to Hartford Life's business.

Internal and Third Party Year 2000 Efforts

Beginning in 1990, Hartford Life began working on making its IT systems Year 2000 ready, either through installing new programs or replacing systems. These efforts were substantially completed by the end of 1999, including the internal and external integrated testing of such systems. In addition, Hartford Life's Year 2000 efforts included assessing the potential impact on Hartford Life of third parties' Year 2000 readiness.

Status and Contingency Plans

As of February 29, 2000, Hartford Life had not experienced any Year 2000 - related business interruptions arising either from its own systems or those of third parties. However, Hartford Life has developed certain contingency plans so that if, despite its Year 2000 efforts, Year 2000 problems ultimately arise, the impact of such problems may be avoided or minimized. The contingency planning process involved identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions of each business segment. Each business segment has developed plans to respond to such problems so that critical business functions may continue to operate with minimal disruption. Contingency planning also included assessing the dependency of Hartford Life's critical business on third parties and their Year 2000 readiness. These plans were reviewed and simulated on an integrated basis, where appropriate, and will continue to be evaluated. Furthermore, in many contexts, Year 2000 issues are dynamic, and ongoing assessments of business functions, vulnerabilities and risks must be made. As such, new contingency plans may be needed in the future and/or existing plans may need to be modified as circumstances warrant.

Year 2000 Costs

The after-tax costs of Hartford Life's Year 2000 efforts that were incurred prior to January 1, 1998 were not material to Hartford Life's financial condition or results of operations. For the years ended December 31, 1999 and 1998, the after-tax costs were approximately $3 and $4, respectively. These costs were expensed as incurred. Hartford Life does not expect to incur significant costs in the year 2000 related to its Year 2000 efforts.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF HARTFORD LIFE

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2000 annual meeting of shareholders (the "Proxy Statement") filed or to be filed by Hartford Life with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "Item 1. Election of Directors" and "The Board of Directors and Its Committees" and is incorporated herein by reference. Additional information required by Item 10 regarding Hartford Life's executive officers is set forth in Item 1 of this Form 10-K under the caption "Executive Officers of Hartford Life" and is incorporated herein by reference.

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

(b) Reports on Form 8-K - None.

(c) See Item 14(a)(3).

(d) See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                             Page(s)
Report of Management                                                                          F-1
Report of Independent Public Accountants                                                      F-2
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997        F-3
Consolidated Balance Sheets as of December 31, 1999 and 1998                                  F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997                                                          F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997    F-6
Notes to Consolidated Financial Statements                                                    F-7 - 26
Schedule I  --  Summary of Investments - Other Than Investments in Affiliates                 S-1
Schedule II  -- Condensed Financial Information of Hartford Life, Inc.                        S-2 - 3
Schedule III -- Supplementary Insurance Information                                           S-4
Schedule IV -- Reinsurance                                                                    S-5
Schedule V  -- Valuation and Qualifying Accounts                                              S-6



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

The Audit Committee of the Board of Directors of Hartford Life (the "Committee"), composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HARTFORD LIFE, INC.:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life, Inc. (Hartford Life) (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Changes in Stockholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1999. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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



                                               ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 31, 2000

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         For the years ended December 31,
                                                       ----------------------------------
(In millions, except for per share data)                 1999          1998         1997
-----------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                      $ 3,979       $ 3,833      $ 3,163
Net investment income                                    1,562         1,955        1,536
Net realized capital losses                                 (5)         --           --
-----------------------------------------------------------------------------------------
        TOTAL REVENUES                                   5,536         5,788        4,699
=========================================================================================
BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses           3,054         3,227        2,671
Amortization of deferred policy acquisition costs          568           441          345
Dividends to policyholders                                 104           330          241
Interest expense                                            67            58           58
Other expenses                                           1,057         1,147          904
-----------------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES              4,850         5,203        4,219
=========================================================================================
        INCOME BEFORE INCOME TAX EXPENSE                   686           585          480
Income tax expense                                         219           199          174
-----------------------------------------------------------------------------------------

        NET INCOME                                     $   467       $   386      $   306
=========================================================================================

Basic earnings per share (1)                           $  3.34       $  2.76      $  2.28
Diluted earnings per share (1)                         $  3.33       $  2.75      $  2.28
-----------------------------------------------------------------------------------------

Weighted average common shares outstanding (1)           139.9         140.0        134.0
Weighted average common shares outstanding and
  dilutive potential common shares (1)                   140.2         140.2        134.1
-----------------------------------------------------------------------------------------

Cash dividends declared per share (2)                  $  0.36       $  0.36      $  0.18
-----------------------------------------------------------------------------------------

(1) Pro forma in 1997; see Note 10 of Notes to Consolidated Financial Statements for further explanation.

(2) Cash dividends declared exclude amounts paid to the Company's parent prior to the Company's Initial Public Offering (May 22, 1997).


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             As of December 31,
                                                                         -------------------------
(In millions, except for share data)                                        1999            1998
--------------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value
    (amortized cost of $17,602 and $17,271)                              $  17,035       $  17,692
Equity securities, at fair value                                               153             140
Policy loans, at outstanding balance                                         4,222           6,687
Other investments                                                              376             363
--------------------------------------------------------------------------------------------------
    Total investments                                                       21,786          24,882
Cash                                                                            89              36
Premiums receivable and agents' balances                                       214             166
Reinsurance recoverables                                                       449             900
Deferred policy acquisition costs                                            4,210           3,842
Deferred income tax                                                            522             456
Other assets                                                                 1,111           1,112
Separate account assets                                                    110,652          90,628
--------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                $ 139,033       $ 122,022
             =====================================================================================

LIABILITIES
Future policy benefits                                                   $   6,236       $   5,717
Other policyholder funds                                                    16,873          19,767
Long-term debt                                                                 650             650
Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    parent junior subordinated debentures                                      250             250
Other liabilities                                                            2,066           2,517
Separate account liabilities                                               110,652          90,628
--------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                  136,727         119,529
        ==========================================================================================

STOCKHOLDERS' EQUITY
Class A common stock - 600,000,000 shares authorized;
    26,122,383 and 26,077,320 shares issued, par value $0.01                  --              --
Class B common stock - 600,000,000 shares authorized;
    114,000,000 shares issued and outstanding, par value $0.01                   1               1
Capital surplus                                                              1,282           1,281
Treasury stock, at cost - 208,536 and 161,984 shares                           (10)             (9)
Accumulated other comprehensive income (loss)
    Net unrealized capital gains (losses) on securities, net of tax           (336)            263
    Cumulative translation adjustments                                         (12)             (7)
                                                                                         ---------
   Total accumulated other comprehensive income (loss)                        (348)            256
                                                                                         ---------
Retained earnings                                                            1,381             964
--------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                           2,306           2,493
        ==========================================================================================
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 139,033       $ 122,022
        ==========================================================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME
                                                                                        (LOSS)
                                                                               ------------------------
                                                                                  NET
                                                                               UNREALIZED
                                                                                CAPITAL
                                                                                 GAINS
                                                                                (LOSSES)
                                       CLASS A    CLASS B            TREASURY      ON       CUMULATIVE                 TOTAL
                                       COMMON     COMMON    CAPITAL   STOCK,   SECURITIES,  TRANSLATION  RETAINED  STOCKHOLDERS'
   (In millions)                        STOCK      STOCK    SURPLUS  AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
--------------------------------------------------------------------------------------------------------------------------------
1999

Balance, December 31, 1998              $  -       $  1      $1,281   $ (9)     $ 263         $ (7)       $  964       $2,493
Comprehensive income (loss)
Net income                                                                                                   467          467
                                                                                                                       ------
Other comprehensive income (loss),
 net of tax (1)
   Net unrealized capital losses on
    securities (2)                                                               (599)                                   (599)
   Cumulative translation
   adjustments                                                                                  (5)                        (5)
                                                                                                                       ------
Total other comprehensive income
   (loss)                                                                                                                (604)
                                                                                                                       ------
   Total comprehensive income (loss)                                                                                     (137)
                                                                                                                       ------
Dividends declared                                                                                           (50)         (50)
Issuance of shares under incentive
   and stock purchase plans                                       1      9                                                 10
Treasury stock acquired                                                (10)                                               (10)
-----------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 1999           $  -       $  1      $1,282   $(10)     $(336)        $(12)       $1,381       $2,306
=============================================================================================================================

1998

Balance, December 31, 1997              $  -       $  1      $1,283   $ (1)     $ 237         $ (4)       $  628       $2,144
Comprehensive income
Net income                                                                                                   386          386
                                                                                                                       ------
Other comprehensive income, net of
   tax (1)
   Net unrealized capital gains  on
    securities (2)                                                                 26                                      26
   Cumulative translation
   adjustments                                                                                  (3)                        (3)
                                                                                                                       ------
Total other comprehensive income                                                                                           23
                                                                                                                       ------
   Total comprehensive income                                                                                             409
                                                                                                                       ------
Dividends declared                                                                                           (50)         (50)
Issuance of shares under incentive
   and stock purchase plans                                      (2)     7                                                  5
Treasury stock acquired                                                (15)                                               (15)
-----------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 1998           $  -       $  1      $1,281   $ (9)     $ 263         $ (7)       $  964       $2,493
=============================================================================================================================

1997

Balance, December 31, 1996              $  -       $  -     $   585   $  -      $  29         $ (3)       $ 663        $1,274
Comprehensive income
Net income                                                                                                   306          306
                                                                                                                       ------
Other comprehensive income, net of
   tax (1)
   Net unrealized capital gains  on
    securities (2)                                                                208                                     208
   Cumulative translation
    adjustments                                                                                 (1)                        (1)
                                                                                                                       ------
Total other comprehensive income                                                                                          207
                                                                                                                       ------
   Total comprehensive income                                                                                             513
                                                                                                                       ------
Issuance of Class A Common Stock                                687                                                       687
Conversion to Class B Common Stock                    1          (1)                                                        -
Capital contribution                                             12                                                        12
Dividends                                                                                                   (341)        (341)
Issuance of shares under incentive
   and stock purchase plans                                              3                                                  3
Treasury stock acquired                                                 (4)                                                (4)
-----------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 1997           $  -       $  1      $1,283   $ (1)     $ 237         $ (4)       $  628       $2,144
=============================================================================================================================

(1) Net unrealized capital gains (losses) on securities is reflected net of tax (benefit) provision of $(326), $14 and $112 for the years ended December 31, 1999, 1998 and 1997, respectively. There is no tax effect on cumulative translation adjustments.

(2) There were no reclassification adjustments for after-tax gains (losses) realized in net income for the years ended December 31, 1999, 1998 and 1997.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the years ended December 31,
                                                                                      -----------------------------------
(In millions)                                                                           1999          1998          1997
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $   467       $   386       $   306
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization                                                               7            30            23
Net realized capital losses                                                                 5          --            --
(Increase) decrease in premiums receivable and agents' balances                           (48)          (19)           23
(Decrease) increase in other liabilities                                                 (251)           (4)          258
Change in receivables, payables and accruals                                              150            67            87
(Decrease) increase in accrued tax                                                       (159)           43           143
Decrease (increase) in deferred income tax                                                251           (71)           37
Increase in deferred policy acquisition costs                                            (395)         (481)         (561)
Increase in future policy benefits                                                        710           778           956
Decrease (increase) in reinsurance recoverables                                            74           (98)         (115)
Other, net                                                                                (87)           36           (10)
-------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           724           667         1,147
=========================================================================================================================
INVESTING ACTIVITIES
Purchases of investments                                                               (7,194)       (7,846)       (8,499)
Sales of investments                                                                    7,267         6,247         5,360
Maturity of investments                                                                 1,938         1,885         2,513
Purchases of affiliates and other                                                        (104)         (199)          (24)
-------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                              1,907            87          (650)
=========================================================================================================================
FINANCING ACTIVITIES
(Decrease) increase in short-term debt                                                   --             (50)           50
Proceeds from issuance of long-term debt                                                 --            --             650
Decrease in allocated advances from parent                                               --            --            (893)
Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely
    parent junior subordinated debentures                                                --             250          --
Dividends paid                                                                            (50)          (38)         (329)
Net disbursements for investment and universal life-type contracts charged
    against policyholder accounts                                                      (2,527)         (957)         (644)
Net proceeds from the sale of common stock                                               --            --             687
Net issuance of common stock                                                               (1)           (8)           (1)
-------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                           (2,578)         (803)         (480)
=========================================================================================================================
Net increase (decrease) in cash                                                            53           (49)           17
Impact of foreign exchange                                                               --              (3)           (1)
Cash - beginning of year                                                                   36            88            72
-------------------------------------------------------------------------------------------------------------------------
      CASH - END OF YEAR                                                              $    89       $    36       $    88
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE YEAR FOR
Income taxes                                                                          $    51       $   257       $    45
Interest                                                                              $    65       $    54       $    55

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital contribution                                                                  $  --         $  --         $    12

In 1998, due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,753 were exchanged for the fair value of assets comprised of $4,310 in policy loans and $443 in other net assets.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (Dollar amounts in millions, except for share data, unless otherwise stated)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries ("Hartford Life" or the "Company"), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and employee benefits products. Hartford Life, Inc. was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company (HLA). Pursuant to an initial public offering ("IPO" or "the Offering") of 26 million shares of the Company's Class A Common Stock on May 22, 1997, Hartford Life became a publicly traded company (see Note 3). The Company is a direct subsidiary of Hartford Accident and Indemnity Company (HA&I) and is ultimately a subsidiary of The Hartford Financial Services Group, Inc. (The Hartford). Hartford Life, Inc. is a holding company and as such has no material business of its own.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

These Consolidated Financial Statements are prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the statutory accounting practices prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policy benefits and other policyholder funds. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(b) ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1999, Hartford Life adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of internal use software and in determining whether the software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.

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

(c) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to defer its effective date for one year, to fiscal years beginning after June 15, 2000. Initial application for Hartford Life will begin January 1, 2001. SFAS No. 133 establishes accounting and reporting guidance for derivative instruments, including certain derivative instruments embedded in other contracts. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as either a hedge of the fair value or the variability of the cash flow of a qualified asset or liability. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company has reviewed its derivative holdings and is in the process of quantifying the impact of SFAS No.
133. The Company is also assessing what actions, if any, need to be taken to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

In October 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial condition or results of operations.

(d) REVENUE RECOGNITION

Revenues for investment products and universal life-type policies consist of policy charges for policy administration, cost of insurance and surrender charges assessed to policy account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance and disability policies are recognized as revenues ratably over the policy period.

(e) DIVIDENDS TO POLICYHOLDERS

Certain life insurance policies contain dividend payment provisions that enable the policyholder to participate in the earnings on that participating block of business of the life insurance subsidiaries of the Company. The participating insurance in force accounted for 20%, 22% and 20% in 1999, 1998 and 1997, respectively, of total insurance in force.

(f) INVESTMENTS

Hartford Life's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in stockholders' equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other invested assets primarily consist of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value. Realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are excluded from revenues and deferred over the expected maturity of the securities, since under the terms of the contracts the realized gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

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

(g) DERIVATIVE INSTRUMENTS

HEDGE ACCOUNTING -- Hartford Life uses a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded financial futures and options as part of an overall risk management strategy. These instruments are used as a means of hedging exposure to price, foreign currency and/or interest rate risk on planned investment purchases or existing assets and liabilities. Hartford Life does not hold or issue derivative instruments for trading purposes. Hartford Life's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", AICPA SOP 86-2, "Accounting for Options" and various Emerging Issues Task Force pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in stockholders' equity. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. For a discussion of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, see (c) Future Adoption of New Accounting Standards.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly or quarterly and measured based on a rolling three month average, falls outside the 80% to 120% range, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria, including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument they are intended to replicate. Derivative instruments which fail to meet risk management criteria, subsequent to acquisition, are marked to market with the impact reflected in the Consolidated Statements of Income.

FUTURES -- Gains or losses on financial futures contracts entered into in anticipation of the investment of future receipt of product cash flows are deferred and, at the time of the ultimate investment purchase, reflected as an adjustment to the cost basis of the purchased asset. Gains or losses on futures used in invested asset risk management are deferred and adjusted into the cost basis of the hedged asset when the contract futures are closed, except for futures used in duration hedging, which are deferred and basis adjusted on a quarterly basis. The basis adjustments are amortized into net investment income over the remaining asset life.

FORWARD COMMITMENTS -- Open forward commitment contracts are marked to market through stockholders' equity. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of forward commitment contracts are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

OPTIONS -- The cost of options entered into as part of a risk management strategy are basis adjusted to the underlying asset or liability and amortized over the remaining life of the option. Gains or losses on expiration or termination are adjusted into the basis of the underlying asset or liability and amortized over the remaining asset life.

INTEREST RATE SWAPS -- Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net receipts or payments are accrued and recognized over the life of the swap agreement as an adjustment to investment income. Should the swap be terminated, the gain or loss is adjusted into the basis of the asset or liability and amortized over the remaining life. Should the hedged asset be sold or liability terminated without terminating the swap position, any swap gains or losses are immediately recognized in earnings. Interest rate swaps purchased in anticipation of an asset purchase (anticipatory transaction) are recognized consistent with the underlying asset components such that the settlement component is recognized in the Consolidated Statements of Income while the change in market value is recognized as an unrealized capital gain or loss.

INTEREST RATE CAPS AND FLOORS -- Premiums paid on purchased cap or floor agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset and amortized over the asset life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

FORWARD EXCHANGE AND CURRENCY SWAPS CONTRACTS -- Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in the cumulative translation adjustment component of stockholders' equity.

Cash flows from futures, options and swaps, accounted for as hedges, are included with the cash flows of the item being hedged.

(h) SEPARATE ACCOUNTS

Hartford Life maintains separate account assets and liabilities which are reported at fair value. Separate account assets are segregated from other investments. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes substantially all the investment risk and rewards, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder.

(i) DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from surrender charges, investment charges, mortality and expense margins. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates, when appropriate, and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

Acquisition costs and their related deferral are included in the Company's other expenses as follows:

                                          1999            1998            1997
-------------------------------------------------------------------------------
Commissions                             $ 1,152         $ 1,202         $ 1,073
Deferred acquisition costs                 (948)           (908)           (881)
Other                                       853             853             712
-------------------------------------------------------------------------------
    Total other expenses                $ 1,057         $ 1,147         $   904
===============================================================================

(j) FUTURE POLICY BENEFITS

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

The following table displays the development of claim reserves (included in future policy benefits on the Consolidated Balance Sheets) resulting primarily from group disability products as of December 31, 1999, 1998 and 1997:


                                              1999          1998          1997
-------------------------------------------------------------------------------
BEGINNING CLAIM RESERVES - GROSS            $ 1,938       $ 1,746       $ 1,496
Less: Reinsurance recoverables                  125            71            53
-------------------------------------------------------------------------------
BEGINNING CLAIM RESERVES - NET                1,813         1,675         1,443
-------------------------------------------------------------------------------
Incurred expenses related to:
    Current year                              1,013           902           890
    Prior years                                 (33)          (48)          (51)
-------------------------------------------------------------------------------
      Total incurred                            980           854           839
-------------------------------------------------------------------------------
Paid expenses related to:
    Current year                                360           334           274
    Prior years                                 430           382           333
-------------------------------------------------------------------------------
      Total paid                                790           716           607
-------------------------------------------------------------------------------
ENDING CLAIM RESERVES - NET                   2,003         1,813         1,675
Add: Reinsurance recoverables                   125           125            71
-------------------------------------------------------------------------------
      ENDING CLAIM RESERVES - GROSS         $ 2,128       $ 1,938       $ 1,746
===============================================================================

(k) OTHER POLICYHOLDER FUNDS

Other policyholder funds include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. These reserves are based on account values, which represent the balance that accrues to the benefit of policyholders.

(l) FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholders' equity. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.


3.  INITIAL PUBLIC OFFERING

Pursuant to the Offering on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. Of the proceeds, $527 was used to retire outstanding promissory notes and an outstanding line of credit. The remaining $160 was contributed to the Company's insurance subsidiaries to be used for growth in the Company's core businesses.

The 26 million shares sold in the Offering represented approximately 18.6% of the equity ownership in Hartford Life and approximately 4.4% of the combined voting power of Hartford Life's Class A and Class B Common Stock. The Hartford owns all the 114 million outstanding shares of Class B Common Stock of Hartford Life, representing approximately 81.4% of the equity ownership in the Company and approximately 95.6% of the combined voting power of Hartford Life's Class A and Class B Common Stock. Holders of Class A Common Stock generally have identical rights to the holders of Class B Common Stock except that the holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share on all matters submitted to a vote of the Company's stockholders.

On April 3, 1997, the Company reclassified the authorized shares of common stock, par value $0.01 per share, of the Company into Class B Common Stock, par value $0.01 per share (the "Class B Common Stock"), and authorized Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") and preferred stock, par value $0.01 per share (the "Preferred Stock").

Holders of Class A Common Stock and Class B Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors, subject to any preferential dividend rights of any outstanding Preferred Stock, and generally have identical voting rights as and vote together (not as separate classes) with holders of Class B Common Stock, except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to five votes per share. Also, each share of Class B Common Stock is convertible into one share of Class A Common Stock (a) upon the transfer of such share of Class B Common Stock by the holder thereof to a non-affiliate (except where the shares of Class B Common Stock so transferred represent 50% or more of all the outstanding shares of common stock, calculated without regard to the difference in voting rights between the classes of common stock) or (b) in the event that the number of shares of outstanding Class B Common Stock is less than 50% of all the common stock then outstanding.

4.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                               For the years ended December 31,
                                                                             -----------------------------------
                                                                               1999          1998          1997
----------------------------------------------------------------------------------------------------------------
(a) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities                                        $ 1,121       $ 1,129       $ 1,094
Interest income from policy loans                                                391           789           425
Income from other investments                                                     66            53            35
----------------------------------------------------------------------------------------------------------------
Gross investment income                                                        1,578         1,971         1,554
Less: Investment expenses                                                         16            16            18
----------------------------------------------------------------------------------------------------------------
   NET INVESTMENT INCOME                                                     $ 1,562       $ 1,955       $ 1,536
================================================================================================================

(b) COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                             $   (13)      $   (31)      $   (11)
Equity securities                                                                 12            21            12
Real estate and other                                                             (4)           10            (1)
----------------------------------------------------------------------------------------------------------------
   NET REALIZED CAPITAL LOSSES                                               $    (5)      $  --         $  --
================================================================================================================


(c) NET UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized capital gains                                               $    25       $    17       $    22
Gross unrealized capital losses                                                   (2)           (1)         --
----------------------------------------------------------------------------------------------------------------
Net unrealized capital gains                                                      23            16            22
Deferred income tax expense                                                        7             5             8
----------------------------------------------------------------------------------------------------------------
Net unrealized capital gains, net of tax                                          16            11            14
Balance - beginning of year                                                       11            14             4
----------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON EQUITY SECURITIES      $     5       $    (3)      $    10
================================================================================================================

(d) NET UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                               $    70       $   546       $   461
Gross unrealized capital losses                                                 (637)         (125)          (88)
Unrealized capital (gains) losses credited to policyholders                       24           (32)          (30)
----------------------------------------------------------------------------------------------------------------
Net unrealized capital gains (losses)                                           (543)          389           343
Deferred income tax expense (benefit)                                           (191)          137           120
----------------------------------------------------------------------------------------------------------------
Net unrealized capital gains (losses), net of tax                               (352)          252           223
Balance - beginning of year                                                      252           223            25
----------------------------------------------------------------------------------------------------------------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES       $  (604)      $    29       $   198
================================================================================================================

(e) FIXED MATURITY INVESTMENTS

                                                                                 As of December 31, 1999
                                                               -----------------------------------------------------------
                                                                                 Gross            Gross
                                                               Amortized      Unrealized       Unrealized
                                                                  Cost           Gains           Losses         Fair Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                    $   228         $     5         $    (4)         $   229
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset backed                       1,333               5             (40)           1,298
States, municipalities and political subdivisions                 1,346               2             (75)           1,273
Foreign governments                                                 347               8             (16)             339
Public utilities                                                    991               7             (41)             957
All other corporate, including international                      6,539              36            (292)           6,283
All other corporate - asset backed                                4,914               6            (153)           4,767
Short-term investments                                            1,346            --              --              1,346
Certificates of deposit                                             510               1             (14)             497
Redeemable preferred stock                                           48            --                (2)              46
------------------------------------------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                                        $17,602         $    70         $  (637)         $17,035
========================================================================================================================


                                                                                      As of December 31, 1998
                                                               -----------------------------------------------------------
                                                                                  Gross           Gross
                                                               Amortized       Unrealized      Unrealized
                                                                 Cost             Gains           Losses        Fair Value
--------------------------------------------------------------------------------------------------------------------------
  U.S. Government and Government agencies and authorities
    (guaranteed and sponsored)                                  $   164         $     2         $  --            $   166
  U.S. Government and Government agencies and authorities
    (guaranteed and sponsored) - asset backed                     1,138              24              (8)           1,154
  States, municipalities and political subdivisions               1,107              33              (1)           1,139
  Foreign governments                                               497              43             (10)             530
  Public utilities                                                  935              37              (3)             969
  All other corporate, including international                    6,170             320             (47)           6,443
  All other corporate - asset backed                              4,654              74             (47)           4,681
  Short-term investments                                          2,017               1              (1)           2,017
  Certificates of deposit                                           584              12              (8)             588
  Redeemable preferred stock                                          5            --              --                  5
------------------------------------------------------------------------------------------------------------------------
    TOTAL FIXED MATURITIES                                      $17,271         $   546         $  (125)         $17,692
========================================================================================================================

The amortized cost and estimated fair value of fixed maturity investments as of December 31, 1999 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.

MATURITY                                           Amortized Cost       Fair Value
----------------------------------------------------------------------------------
One year or less                                      $ 2,759            $ 2,746
Over one year through five years                        5,570              5,476
Over five years through ten years                       4,098              3,920
Over ten years                                          5,175              4,893
--------------------------------------------------------------------------------
     TOTAL                                            $17,602            $17,035
================================================================================

(f) SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 1999, 1998 and 1997 resulted in proceeds of $3.8 billion, $4.4 billion and $5.2 billion, gross realized capital gains of $178, $121 and $175, gross realized capital losses (including writedowns) of $191, $152 and $186, respectively. Sales of equity security investments for the years ended December 31, 1999, 1998 and 1997 resulted in proceeds of $38, $39 and $132 and gross realized capital gains of $12, $21 and $12, respectively, and no gross realized capital losses for all periods.

(g) CONCENTRATION OF CREDIT RISK

The Company is not exposed to any significant concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholders' equity.

(h) DERIVATIVE INSTRUMENTS

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

The Company maintains a derivatives counterparty exposure policy which establishes market based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to Hartford Life based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments), totaled $7.5 billion and $7.6 billion ($5.5 billion and $4.9 billion related to the Company's investments, $2.0 billion and $2.7 billion on the Company's liabilities) as of December 31, 1999 and 1998, respectively.

The tables below provide a summary of derivative instruments held by Hartford Life as of December 31, 1999 and 1998, segregated by major investment and liability category:

1999                                                                     AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                          ----------------------------------------------------------------------------------------
                                            Total                    Purchased                    Interest    Foreign      Total
                                          Carrying   Issued Caps    Caps, Floors                 Rate Swaps   Currency    Notional
ASSETS HEDGED                               Value     & Floors       & Options     Futures (1)   & Forwards   Swaps (2)    Amount
----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities
   (excluding anticipatory)               $  6,065     $   --         $     15       $   --       $    931    $   --      $    946
Anticipatory (3)                              --           --             --               13          232        --           245
Other bonds and notes                        9,624          505            681           --          3,008          83       4,277
Short-term investments                       1,346         --             --             --           --          --          --
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                 17,035          505            696             13        4,171          83       5,468
Equity securities, policy loans and
  other investments                          4,751         --             --             --           --          --          --
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $ 21,786          505            696             13        4,171          83       5,468
     OTHER POLICYHOLDER FUNDS             $ 16,873         --            1,150           --            848        --         1,998
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS -
          NOTIONAL VALUE                               $    505       $  1,846       $     13     $  5,019    $     83    $  7,466
==================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS -
          FAIR VALUE                                   $    (22)      $     10       $   --       $    (22)   $      2    $    (32)
==================================================================================================================================



1998                                                                           AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                          ----------------------------------------------------------------------------------
                                            Total                 Purchased                 Interest    Foreign      Total
                                          Carrying   Issued Caps    Caps &                 Rate Swaps   Currency    Notional
ASSETS HEDGED                               Value     & Floors      Floors    Futures (1)  & Forwards   Swaps (2)    Amount
----------------------------------------------------------------------------------------------------------------------------
Asset backed securities
   (excluding anticipatory)               $  5,835    $     44     $    258    $      3     $  1,084    $   --      $  1,389
Anticipatory (3)                              --          --           --          --            712        --           712
Other bonds and notes                        9,738         461          597          18        1,599          93       2,768
Short-term investments                       2,119        --           --          --           --          --          --
----------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                 17,692         505          855          21        3,395          93       4,869
Equity securities, policy loans and
  other investments                          7,190        --           --          --           --          --          --
----------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                    $ 24,882         505          855          21        3,395          93       4,869
     OTHER POLICYHOLDER FUNDS             $ 19,767        --          1,150        --          1,592        --         2,742
----------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS -
          NOTIONAL VALUE                              $    505     $  2,005    $     21     $  4,987    $     93    $  7,611
============================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS -
          FAIR VALUE                                  $     (6)    $     19    $   --       $     55    $     (7)   $     61
============================================================================================================================

(1) As of December 31, 1999 and 1998, approximately 100% and 5%, respectively, of the notional futures contracts expire within one year.

(2) As of December 31, 1999 and 1998, approximately 27% and 11%, respectively, of foreign currency swaps expire within one year.

(3) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 1999, the Company had $3.4 of deferred losses for interest rate swaps. Hartford Life expects to basis adjust the entire loss in 2000. As of December 31, 1998, the Company had $0.6 of net deferred gains for interest rate swaps, which were basis adjusted in 1999.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 1999 and 1998:


                           December 31, 1998                        Maturities/        December 31, 1999
                            Notional Amount       Additions       Terminations (1)      Notional Amount
--------------------------------------------------------------------------------------------------------
BY DERIVATIVE TYPE
Caps                            $1,927              $ --              $  148                $1,779
Floors                             583                --                 178                   405
Swaps/Forwards                   5,080               2,131             2,109                 5,102
Futures                             21               1,086             1,094                    13
Options                           --                   202                35                   167
--------------------------------------------------------------------------------------------------
   TOTAL                        $7,611              $3,419            $3,564                $7,466
==================================================================================================

BY STRATEGY
Liability                       $2,742              $  133            $  877                $1,998
Anticipatory                       712               1,118             1,585                   245
Asset                            2,914               1,691               512                 4,093
Portfolio                        1,243                 477               590                 1,130
--------------------------------------------------------------------------------------------------
   TOTAL                        $7,611              $3,419            $3,564                $7,466
==================================================================================================

(1) During 1999, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.


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

Other invested assets primarily consist of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value.

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

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is similar to external valuation models.

The carrying amount and fair values of Hartford Life's financial instruments as of December 31, 1999 and 1998 were as follows:

                                                1999                               1998
                                    -----------------------------     ------------------------------
                                    Carrying Amount    Fair Value     Carrying Amount     Fair Value
----------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------
  Fixed maturities                      $17,035          $17,035          $17,692          $17,692
  Equity securities                         153              153              140              140
  Policy loans                            4,222            4,222            6,687            6,687
  Other investments                         376              387              363              413
--------------------------------------------------------------------------------------------------
LIABILITIES
  Other policyholder funds (1)          $11,991          $11,416          $11,723          $11,740
  Long-term debt                            650              633              650              710
  TruPS                                     250              203              250              254
==================================================================================================

(1) Excludes corporate owned life insurance and universal life insurance contracts.


6.  SEPARATE ACCOUNTS

Hartford Life maintained separate account assets and liabilities totaling $110.7 billion and $90.6 billion as of December 31, 1999 and 1998, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $101.8 billion and $80.6 billion as of December 31, 1999 and 1998, respectively, wherein the policyholder assumes substantially all the investment risk, and guaranteed separate accounts totaling $8.9 and $10.0 billion as of December 31, 1999 and 1998, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $860 and $1.8 billion as of December 31, 1999 and 1998, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.1 billion, $908 and $699 in 1999, 1998 and 1997, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.5% and 6.6% as of December 31, 1999 and 1998, respectively. The assets that support these liabilities were comprised of $8.9 billion and $9.8 billion in fixed maturities as of December 31, 1999 and 1998, respectively, and $0.2 billion of other invested assets as of December 31, 1998. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $(96) and $41 in carrying value and $2.1 billion and $3.6 billion in notional amounts as of December 31, 1999 and 1998, respectively.


7. DEBT

                                                      1999                             1998
                                           ---------------------------     ----------------------------
                                                      Weighted Average                 Weighted Average
                                           Amount    Interest Rate (1)     Amount     Interest Rate (1)
-------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
   6.90% notes, due June 2004               $200            7.0%            $200            7.0%
   7.10% notes, due June 2007                200            7.2%             200            7.2%
   7.65% debentures, due June 2027           250            7.8%             250            7.8%
-----------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT               $650            7.4%            $650            7.4%
===============================================================================================

(1) Represents the weighted average effective interest rate at the end of the period.

(a)      SHORT-TERM DEBT

As of December 31, 1999, Hartford Life maintained a $250 five year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support for the Company's commercial paper program. As of December 31, 1999, there were no outstanding borrowings under the facility or commercial paper program.

(b)      LONG-TERM DEBT

Hartford Life's long-term debt securities are unsecured obligations of Hartford Life and rank on a parity with all other unsecured and unsubordinated indebtedness. In February 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. In June 1997, the Company issued an aggregate principal amount of $650 of unsecured redeemable long-term debt in the form of notes and debentures, maturing between 2004 and 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15 of each year, which commenced December 15, 1997.

In June 1998, Hartford Life filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities, described above. The Company issued $250 of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures on June 29, 1998, discussed below. As of December 31, 1999, Hartford Life had $750 remaining on this shelf registration.

Interest expense related to short- and long-term debt totaled $49 in both 1999 and 1998 and $58 in 1997.

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

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I's assets, which consist solely of the Junior Subordinated Debentures. Hartford Life owns all the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinate Debentures at maturity or upon earlier redemption. Hartford Life has the right to redeem the Junior Subordinated Debentures on or after June 30, 2003 or earlier upon the occurrence of certain events. Holders of Series A Preferred Securities generally have no voting rights.

Hartford Life has the right to redeem the Junior Subordinated Debentures (i) in whole or in part on or after June 30, 2003 or (ii) at any time, in whole but not in part, in certain circumstances upon the occurrence of certain specified events, in either case at a redemption price equal to accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption plus the principal amount thereof. In addition, prior to June 30, 2003, Hartford Life shall have the right to redeem the Junior Subordinated Debentures at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof or (b) an amount equal to the present value on the redemption date of the interest payments that would have been paid through June 30, 2003, after discounting that amount on a quarterly basis from the originally scheduled date for payment, and the present value on the redemption date of principal, after discounting that amount on a quarterly basis from June 30, 2003, at a discount rate tied to the interest rate on Treasury securities maturing on June 30, 2003.

The Junior Subordinated Debentures bear interest at the annual rate of 7.2% of the principal amount, payable quarterly in arrears, which commenced June 29, 1998, and mature on June 30, 2038. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of Hartford Life and are effectively subordinated to all existing and future liabilities of its subsidiaries.

Hartford Life has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and Hartford Life may not declare or pay any cash dividends or distributions on, or purchase, Hartford Life's capital stock, nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Series A Preferred Securities and the Series A Common Stock. Hartford Life has guaranteed, on a subordinated basis, all the Hartford Life Capital I obligations under the Series A Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent funds are available.

Interest expense with respect to the Series A Preferred Securities totaled approximately $18 and $9 in 1999 and 1998, respectively.


9.   STOCKHOLDERS' EQUITY

(a)   PREFERRED STOCK

Hartford Life has 50,000,000 shares of preferred stock authorized, $0.01 par value. No shares were issued or outstanding as of December 31, 1999 and 1998.

(b)   STATUTORY RESULTS

                                             For the years ended December 31,
                                          --------------------------------------
                                           1999            1998            1997
--------------------------------------------------------------------------------
Statutory net income                      $  220          $  265          $  223
--------------------------------------------------------------------------------
Statutory capital and surplus             $2,214          $2,010          $1,672
================================================================================

Statutory net income of $220 in 1999 was lower than 1998 due to losses realized on certain securities. Excluding those losses, statutory net income in 1999 was $290, 9% higher than 1998.

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2000, without prior regulatory approval, is estimated to be $221.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state of domicile. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The proposed effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of Hartford Life's domiciliary states will adopt the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of the insurance subsidiaries of Hartford Life.


10.  EARNINGS PER SHARE

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

Earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted average common shares deemed to be outstanding during the respective periods. For periods prior to the closing of the Company's IPO (May 22, 1997), outstanding shares are based upon 114 million shares of Class B Common Stock owned by The Hartford plus an assumed issuance of 11 million shares of Class A Common Stock (the number of shares that, based upon the IPO price and the underwriting discounts and expenses payable by the Company, would result in net proceeds equal to the excess of the amount of the February and April 1997 dividends over the 1996 earnings and allocated advances from its parent, HA&I).

Pro forma effect has been given for the 1997 period presented for the conversion of 1,000 shares of common stock, par value $0.01 per share, into 114 million shares of Class B Common Stock, par value $0.01 per share, which occurred on April 3, 1997.

1999                                                                             Income           Shares     Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                  $         467          139.9     $        3.34
                                                                                                             ----------------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                                    -            0.3
                                                                            ----------------------------
  Amounts available to common shareholders plus assumed conversions         $         467          140.2     $        3.33
=============================================================================================================================


1998                                                                             Income           Shares     Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                  $         386          140.0     $        2.76
                                                                                                             ----------------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                                    -            0.2
                                                                            ----------------------------
  Amounts available to common shareholders plus assumed conversions         $         386          140.2     $        2.75
=============================================================================================================================


1997                                                                             Income           Shares     Per Share Amount
-----------------------------------------------------------------------------------------------------------------------------
PRO FORMA BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                                  $         306          134.0     $        2.28
                                                                                                             ----------------
PRO FORMA DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                                    -            0.1
                                                                            ----------------------------
  Amounts available to common shareholders plus assumed conversions         $         306          134.1     $        2.28
=============================================================================================================================

If earnings per share were calculated based upon 140 million weighted average shares outstanding for the 1997 period presented (representing the weighted average shares outstanding at the time of the IPO, May 22, 1997), earnings per share would have been $2.18.


11.  STOCK COMPENSATION PLANS

In 1997, the Company adopted the 1997 Hartford Life, Inc. Incentive Stock Plan (the "Plan"). Under the Plan, options granted may be either non-qualified options or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares or restricted stock, or any combination of the foregoing. The aggregate number of shares of Class A Common Stock which may be awarded in any one year shall be subject to an annual limit. The maximum number of shares of Class A Common Stock which may be granted under the Plan in each year shall be 1.5% of the total issued and outstanding shares of Hartford Life Class A and Class B Common Stock and treasury stock as reported in the Annual Report on Form 10-K of the Company for the preceding year plus unused portions of such limit from prior years.

In addition, no more than 5 million shares of Class A Common Stock shall be cumulatively available for awards of incentive stock options under the Plan, and no more than 20% of the total number of shares on a cumulative basis shall be available for restricted stock and performance shares awards. Performance shares awards of common stock granted under the Plan become payable upon the attainment of specific performance goals achieved over a three year period.

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

During the second quarter of 1997, the Company established the Hartford Life, Inc. Employee Stock Purchase Plan (ESPP). Under this plan, eligible employees of Hartford Life may purchase Class A Common Stock of the Company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Company may sell up to 2,700,000 shares of stock to eligible employees. The Company sold 120,694, 121,943 and 54,316 shares under the ESPP in 1999, 1998 and 1997, respectively. The weighted average fair value of the discount under the ESPP was $7.48 per share in 1999, $13.74 per share in 1998 and $9.63 per share in 1997.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretation in accounting for its stock based compensation plans. Accordingly, in the measurement of compensation expense the Company utilizes the excess of market price over exercise price, on the first date that both the number of shares and award price are known. For the years ended December 31, 1999, 1998 and 1997, compensation expense related to the Company's two stock based compensation plans was not material. Had compensation cost for the Company's Incentive Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1999          1998          1997
--------------------------------------------------------------------------------
Net income
   As reported                                $  467        $  386        $  306
   Pro forma (1)                                 456           379           304
--------------------------------------------------------------------------------
Basic earnings per share
   As reported                                $ 3.34        $ 2.76        $ 2.28
   Pro forma (1)                                3.26          2.71          2.27
--------------------------------------------------------------------------------
Diluted earnings per share
   As reported                                $ 3.33        $ 2.75        $ 2.28
   Pro forma (1)                                3.25          2.70          2.27
================================================================================

(1) The pro forma disclosures are not representative of the effects on net income and earnings per share in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 1.0% for 1999, 1998 and 1997; expected price variability of 36% for 1999, 33% for 1998 and 29% for 1997; risk free interest rates of 5.3% for the 1999 grants, 4.9% for the 1998 grants and 6.4% for the 1997 grants; and expected lives of five years for 1999, 1998 and 1997.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 1999, 1998 and 1997 and changes during the year ended December 31, 1999 and through the period ended December 31, 1997 is presented below:

                                                 1999                           1998                            1997
                                       --------------------------   -----------------------------    --------------------------
                                                     Weighted                       Weighted                       Weighted
                                                      Average                        Average                        Average
                                         Shares    Exercise Price     Shares       Exercise Price    Shares      Exercise Price
-----------------------------------------------------------------   -----------------------------    --------------------------
Outstanding at beginning of year        1,766,397    $   40.96          422,512      $   31.54           --         $     --
Granted                                   621,615        51.83        1,376,375          43.74         450,377          31.52
Exercised                                 (45,063)       35.88          (15,483)         31.10           --              --
Cancelled/Expired                         (69,447)       42.40          (17,007)         40.24         (27,865)         31.31
                                       ----------                    ----------                       --------
Outstanding at end of year              2,273,502    $   43.99        1,766,397      $   40.96         422,512      $   31.54
-----------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                903,605    $   39.69          504,562      $   37.72         136,532      $   31.14
Weighted average fair value of
   options granted                     $    19.41                    $    15.13                       $  10.93
=============================================================================================================================


The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                         Options Outstanding                                   Options Exercisable
                    ------------------------------------------------------------    ---------------------------------------
                    Number Outstanding     Weighted Average                         Number Outstanding
    Range of        as of December 31,         Remaining        Weighted Average    as of December 31,     Weighted Average
Exercise Prices            1999            Contractual Life      Exercise Price            1999             Exercise Price
---------------     ------------------     ----------------     ----------------    -------------------    ----------------
$30.06 - $45.00          1,593,987                8.3              $   40.02             841,554              $   38.73
$45.75 - $59.38            679,515                9.0                  53.31              62,051                  52.67
-----------------------------------------------------------------------------------------------------------------------
$30.06 - $59.38          2,273,502                8.5              $   43.99             903,605              $   39.69
-----------------------------------------------------------------------------------------------------------------------

12.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(a) PENSION PLANS

Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension plans. These plans provide pension benefits that are based on years of service and the employee's compensation during the last ten years of employment. The Company's funding policy is to contribute annually an amount between the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the maximum amount that can be deducted for U.S. federal income tax purposes. Generally, pension costs are funded through the purchase of the Company's group pension contracts. The cost to the Company was approximately $10 in 1999, $9 in 1998 and $7 in 1997.

The Company also provides, through The Hartford, certain health care and life insurance benefits for eligible retired employees. A substantial portion of the Company's employees may become eligible for these benefits upon retirement. The Company's contribution for health care benefits will depend on the retiree's date of retirement and years of service. In addition, the plan has a defined dollar cap which limits average Company contributions. The Company has prefunded a portion of the health care and life insurance obligations through trust funds where such prefunding can be accomplished on a tax effective basis. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 1999, 1998 and 1997.

The assumed rate in the per capita cost of health care (the health care trend rate) was 7.1% for 1999, decreasing ratably to 5.0% in the year 2003. Increasing or decreasing the health care trend rates by one percent per year would have an immaterial impact on the accumulated postretirement benefit obligation and the annual expense. To the extent that the actual experience differs from the inherent assumptions, the effect will be amortized over the average future service of covered employees.

(b) INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees of the Company are eligible to participate in The Hartford's Investment and Savings Plan. Under this plan, designated contributions, which may be invested in Class A Common Stock of Hartford Life or certain other investments, are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. Matching Company contributions are used to acquire Hartford Life Class A Common Stock. The cost to Hartford Life for the above-mentioned plan was approximately $6 in both 1999 and 1998, and $5 in 1997.


13.  REINSURANCE

Hartford Life cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve Hartford Life of its primary liability. Failure of reinsurers to honor their obligations could result in losses to Hartford Life. Hartford Life reduces this risk by evaluating the financial condition of reinsurers and monitoring for possible concentrations of credit risk. Hartford Life has no significant reinsurance related concentrations of credit risk.

The Company records a receivable for the portion of reinsured benefits paid and insurance liabilities. Reinsurance recoveries on ceded reinsurance contracts were $168, $119 and $205 for the years ended December 31, 1999, 1998 and 1997, respectively. Hartford Life also assumes insurance from other insurers.

The effect of reinsurance on premiums and other considerations is summarized as follows:

                                                For the years ended December 31,
                                              -----------------------------------
                                                1999          1998          1997
---------------------------------------------------------------------------------
Direct premiums and other considerations      $ 4,068       $ 3,946       $ 3,352
Reinsurance assumed                               154            98           165
Reinsurance ceded                                (243)         (211)         (354)
---------------------------------------------------------------------------------
   PREMIUMS AND OTHER CONSIDERATIONS          $ 3,979       $ 3,833       $ 3,163
=================================================================================

In 1998, the Company recaptured an in force block of Corporate Owned Life Insurance (COLI) business previously ceded to MBL Assurance Co. of New Jersey (MBL Life). The transaction was consummated through an assignment of a reinsurance arrangement between Hartford Life and MBL Life to a Hartford Life subsidiary. Hartford Life originally assumed the life insurance block in 1992 from Mutual Benefit Life, which was placed in court-supervised rehabilitation in 1991, and reinsured a portion of those policies back to MBL Life. This recapture was effective January 1, 1998 and resulted in a decrease in ceded premiums and other considerations of $163 in 1998. Additionally, this transaction resulted in a decrease in reinsurance recoverables of $4.8 billion, which was exchanged for the fair value of assets comprised of $4.3 billion in policy loans and $443 in other assets.

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

As long as The Hartford continues to own at least 80% of the combined voting power and 80% of the value of the outstanding capital stock of the Company, the Company will be included for federal income tax purposes in the affiliated group of which The Hartford is the common parent. It is the intention of The Hartford and its non-life subsidiaries to file a single consolidated federal income tax return. The life insurance companies filed a separate consolidated federal income tax return for 1998 and 1997 and intend to file a separate consolidated federal income tax return for 1999. The Company's effective tax rate was 32%, 34% and 36% in 1999, 1998 and 1997, respectively.

Income tax expense (benefit) is as follows:

                                              For the years ended December 31,
                                           -------------------------------------
                                            1999            1998            1997
--------------------------------------------------------------------------------
Current                                    $ (41)          $ 299           $ 169
Deferred                                     260            (100)              5
--------------------------------------------------------------------------------
   INCOME TAX EXPENSE                      $ 219           $ 199           $ 174
================================================================================


A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                     For the years ended December 31,
                                                     --------------------------------
                                                       1999        1998        1997
-------------------------------------------------------------------------------------
Tax provision at the U.S. federal statutory rate      $ 240       $ 205       $ 168
Tax-exempt income                                       (17)         (9)       --
Other                                                    (4)          3           6
-----------------------------------------------------------------------------------
   TOTAL                                              $ 219       $ 199       $ 174
===================================================================================

Deferred tax assets (liabilities) include the following as of December 31:

                                                                         1999        1998
-----------------------------------------------------------------------------------------
Tax basis deferred policy acquisition costs                             $ 754       $ 767
Financial statement deferred policy acquisition costs and reserves         10          95
Employee benefits                                                          25          21
Net unrealized capital (gains) losses on securities                       184        (142)
Investments and other                                                    (451)       (285)
-----------------------------------------------------------------------------------------
    TOTAL                                                               $ 522       $ 456
=========================================================================================

Hartford Life had a current tax receivable of $40 as of December 31, 1999 and a current tax payable of $71 as of December 31, 1998.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 1999.

15.  RELATED PARTY TRANSACTIONS

Transactions of the Company with HA&I and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $72 in both 1999 and 1998, and $59 in 1997. Included in other liabilities are $15 and $54 due to The Hartford as of December 31, 1999 and 1998, respectively.


16.  COMMITMENTS AND CONTINGENT LIABILITIES

(a) LITIGATION

Hartford Life is involved in pending and threatened litigation in the normal course of its business in which claims for alleged economic and punitive damages have been asserted. Some of these cases have been filed as purported class actions and some cases have been filed in certain jurisdictions that permit punitive damage awards disproportionate to the actual damages incurred. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending or threatened litigation, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b) GUARANTY FUNDS

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted various state insurance guaranty associations to begin assessing life insurance companies for the deemed losses. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's solvency and further provide annual limits on such assessments. Part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. The Company paid guaranty fund assessments of approximately $2, $9 and $15 in 1999, 1998 and 1997, respectively, of which $1, $4 and $5, respectively, were estimated to be creditable against premium taxes.

(c) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $15, $14 and $13 in 1999, 1998 and 1997, respectively. Future minimum rental commitments are as follows:

2000                                                                 $        25
2001                                                                          24
2002                                                                          24
2003                                                                          22
2004                                                                          22
Thereafter                                                                   110
--------------------------------------------------------------------------------
    TOTAL                                                            $       227
================================================================================

Hartford Life's principal executive offices are located in Simsbury, Connecticut. Rental expense is recognized on a level basis over the term of the primary sublease for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $16 in each of the years ended December 31, 1999, 1998 and 1997.

(d) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service. The Company's 1996 - 1997 federal income tax returns are currently under audit by the Internal Revenue Service. Management believes that sufficient provision has been made in the financial statements for issues that may result from tax examinations and other tax related matters for all open tax years.

17.      SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance
(COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products, structured settlement contracts and other special purpose annuity contracts. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Employee Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations.

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

                                     Investment    Individual   Employee
1999                                  Products       Life       Benefits    COLI          Other        Total
-----------------------------------------------------------------------------------------------------------------
Total revenues                       $  2,041       $  584       $2,024    $   831       $   56      $  5,536
Net investment income                     708          172          195        431           56         1,562
Amortization of deferred
   policy acquisition costs               430          129            9          -            -           568
Income tax expense (benefit)              173           38           23         17          (32)          219
Net income (loss)                         330           71           79         30          (43)          467
Assets                                107,256        6,629        3,640     20,158        1,350       139,033
-----------------------------------------------------------------------------------------------------------------



                                    Investment     Individual     Employee
1998                                 Products         Life        Benefits       COLI        Other      Total
-------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 1,784        $  567        $1,809       $ 1,567      $   61     $  5,788
Net investment income                    739           189           180           793          54        1,955
Amortization of deferred
   policy acquisition costs              326           108             7             -           -          441
Income tax expense (benefit)             145            36            27            12         (21)         199
Net income (loss)                        266            65            71            24         (40)         386
Assets                                87,706         5,404         3,068        22,631       3,213      122,022
-------------------------------------------------------------------------------------------------------------------


                                    Investment      Individual      Employee
1997                                 Products          Life         Benefits       COLI          Other        Total
------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 1,510         $  510         $1,700        $   980       $   (1)     $  4,699
Net investment income                    739            171            162            429           35         1,536
Amortization of deferred
   policy acquisition costs              250             87              6              -            2           345
Income tax expense (benefit)             112             31             32             15          (16)          174
Net income (loss)                        202             56             58             27          (37)          306
Assets                                72,799          5,151          2,355         17,800        2,875       100,980
------------------------------------------------------------------------------------------------------------------------

18.  QUARTERLY RESULTS FOR 1999 AND 1998  (UNAUDITED)

                                                                           Three Months Ended
                                          -------------------------------------------------------------------------------------
                                              March 31,              June 30,           September 30,         December 31,
                                          -------------------------------------------------------------------------------------
                                           1999       1998       1999       1998       1999       1998       1999       1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $1,335     $1,404     $1,357     $1,155     $1,420     $1,287     $1,424     $1,942
Benefits, claims and expenses              1,178      1,275      1,187      1,013      1,253      1,135      1,232      1,780
Net income                                   106         84        114         94        119        100        128        108
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                  $ 0.76     $ 0.60     $ 0.81     $ 0.67     $ 0.85     $ 0.71     $ 0.91     $ 0.77
Diluted earnings per share                $ 0.76     $ 0.60     $ 0.81     $ 0.67     $ 0.85     $ 0.71     $ 0.91     $ 0.77
-------------------------------------------------------------------------------------------------------------------------------

Weighted average common shares
   outstanding                             139.9      140.0      139.9      140.0      140.0      140.0       140.0      139.9
Weighted average common shares
   outstanding and dilutive potential
   common shares                           140.3      140.1      140.2      140.3      140.3      140.2       140.1      140.2
-------------------------------------------------------------------------------------------------------------------------------

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)                                                                     As of December 31, 1999
                                                                        ----------------------------------------------
                                                                                                     Amount at which
                                                                                                     shown on Balance
                          Type of Investment                               Cost        Fair Value          Sheet
----------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES
  Bonds and Notes
     U.S. Government and Government agencies and authorities
       (guaranteed and sponsored)                                        $   228         $   229          $   229
     U.S. Government and Government agencies and authorities
       (guaranteed and sponsored) - asset backed                           1,333           1,298            1,298
     States, municipalities and political subdivisions                     1,346           1,273            1,273
     Foreign governments                                                     347             339              339
     Public utilities                                                        991             957              957
     All other corporate, including international                          6,539           6,283            6,283
     All other corporate - asset backed                                    4,914           4,767            4,767
     Short-term investments                                                1,346           1,346            1,346
  Certificates of deposit                                                    510             497              497
  Redeemable preferred stock                                                  48              46               46
----------------------------------------------------------------------------------------------------------------------
       TOTAL FIXED MATURITIES                                             17,602          17,035           17,035
======================================================================================================================
EQUITY SECURITIES
  Common Stocks
     Industrial and miscellaneous                                            130             153              153
----------------------------------------------------------------------------------------------------------------------
       TOTAL EQUITY SECURITIES                                               130             153              153
======================================================================================================================
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                       17,732          17,188           17,188
======================================================================================================================
POLICY LOANS                                                               4,222           4,222            4,222
----------------------------------------------------------------------------------------------------------------------
OTHER INVESTMENTS
  Mortgage loans on real estate                                              200             200              200
  Other invested assets                                                      154             187              176
----------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INVESTMENTS                                               354             387              376
======================================================================================================================
       TOTAL INVESTMENTS                                                 $22,308         $21,797          $21,786
======================================================================================================================

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

             CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
                                  (REGISTRANT)

(In millions)                                                                                  As of December 31,
                                                                                           -------------------------
CONDENSED BALANCE SHEETS                                                                      1999        1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
   Fixed maturities, available for sale, at fair value
     (amortized cost of $1 and $2)                                                           $    1      $    2
   Investment in subsidiaries                                                                 3,209       3,393
   Other assets                                                                                  17           4
--------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                             3,227       3,399
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Long-term debt                                                                                650         650
  Company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely parent
      junior subordinated debentures                                                            250         250
  Other liabilities                                                                              21           6
--------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                          921         906
     TOTAL STOCKHOLDERS' EQUITY                                                               2,306       2,493
====================================================================================================================
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $3,227      $3,399
====================================================================================================================


(In millions)
                                                                        For the years ended December 31,
                                                                        -------------------------------------
CONDENSED STATEMENTS OF INCOME                                           1999         1998        1997
-------------------------------------------------------------------------------------------------------------
  Earnings of subsidiaries                                               $753         $643        $538
  Interest expense                                                         67           58          58
-------------------------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAX EXPENSE                                     686          585         480
  Income tax expense                                                      219          199         174
-------------------------------------------------------------------------------------------------------------
     NET INCOME                                                          $467         $386        $306
=============================================================================================================

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

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

       CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (CONTINUED)
                                  (REGISTRANT)

(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                       For the years ended December 31,
                                                                      ---------------------------------------
                                                                        1999            1998           1997
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                          $ 467           $ 386          $ 306
   Undistributed earnings of subsidiaries                               (420)           (348)          (279)
   Change in other assets and liabilities                                  3               -            (11)
-------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATING ACTIVITIES                                50              38             16
=============================================================================================================
INVESTING ACTIVITIES
   Sales (purchases) of investments                                        1              (2)             -
   Capital contribution to subsidiary                                      -            (190)          (180)
-------------------------------------------------------------------------------------------------------------
     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                      1            (192)          (180)
=============================================================================================================
FINANCING ACTIVITIES
   Decrease in allocated advances from parent                              -               -           (893)
   (Decrease) increase in short-term debt                                  -             (50)            50
   Proceeds from issuance of long-term debt                                -               -            650
   Proceeds from issuance of company obligated mandatorily
       redeemable preferred securities of subsidiary trust
       holding solely parent junior subordinated debentures                -             250              -
   Dividends paid                                                        (50)            (38)          (329)
   Net proceeds from the sale of common stock                              -               -            687
   Net issuance of common stock                                           (1)             (8)            (1)
-------------------------------------------------------------------------------------------------------------
     CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                    (51)            154            164
=============================================================================================================
   Net change in cash                                                      -               -              -
   Cash - beginning of year                                                -               -              -
-------------------------------------------------------------------------------------------------------------
     CASH - END OF YEAR                                                $   -           $   -          $   -
=============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH ACTIVITY DURING THE YEAR FOR:
   Interest expense paid                                               $  65           $  54          $  55
   Tax refund received                                                 $  24           $  20          $  17

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Capital contribution                                                $   -           $   -          $  12
   Capital contribution to subsidiaries                                $   -           $   -          $  46

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(In millions)


                               Deferred                         Other
                                Policy                         Policy-       Premiums             Net
                             Acquisition     Future Policy     holder        and Other         Investment      Net Realized
          Segment               Costs          Benefits        Funds       Considerations        Income       Capital Losses
-----------------------------------------------------------------------------------------------------------------------------
1999
Investment Products             $3,165          $2,882        $ 8,987          $1,333            $  708             $  -
Individual Life                  1,013             331          2,415             412               172                -
Employee Benefits                   32           2,698            207           1,829               195                -
Corporate Owned Life
   Insurance                         -             321          5,244             400               431                -
Other                                -               4             20               5                56               (5)

-----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS       $4,210          $6,236        $16,873          $3,979            $1,562             $ (5)
=============================================================================================================================

1998
Investment Products             $2,860          $2,470        $ 9,226          $1,045            $  739             $  -
Individual Life                    958             567          2,307             378               189                -
Employee Benefits                   24           2,455            114           1,629               180                -
Corporate Owned Life
   Insurance                         -             225          8,097             774               793                -
Other                                -               -             23               7                54                -

-----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS       $3,842          $5,717        $19,767          $3,833            $1,955             $  -
=============================================================================================================================

1997
Investment Products             $2,479          $2,028        $ 9,621          $  771            $  739             $  -
Individual Life                    861             566          2,180             339               171                -
Employee Benefits                   21           2,261             84           1,538               162                -
Corporate Owned Life
   Insurance                         -              56          9,259             551               429                -
Other                                -              28             (5)            (36)               35                -
-----------------------------------------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS       $3,361          $4,939        $21,139          $3,163            $1,536             $  -
=============================================================================================================================


                              Benefits,       Amortization
                             Claims and       of Deferred
                                Claim            Policy
                             Adjustment       Acquisition    Dividends to           Other
          Segment             Expenses            Costs      Policyholders         Expenses*
--------------------------------------------------------------------------------------------
1999
Investment Products            $  668              $430            $  -           $  440
Individual Life                   258               129               -               88
Employee Benefits               1,507                 9               -              406
Corporate Owned Life
   Insurance                      621                 -             104               59
Other                               -                 -               -              131

--------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $3,054              $568            $104           $1,124
============================================================================================

1998
Investment Products            $  671              $326            $  -           $  376
Individual Life                   269               108               1               88
Employee Benefits               1,335                 7               -              369
Corporate Owned Life
   Insurance                      924                 -             329              278
Other                              28                 -               -               94

--------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $3,227              $441            $330           $1,205
============================================================================================

1997
Investment Products            $  677              $250            $  -           $  269
Individual Life                   251                87               1               84
Employee Benefits               1,301                 6               -              303
Corporate Owned Life
   Insurance                      439                 -             240              259
Other                               3                 2               -               47
--------------------------------------------------------------------------------------------
  CONSOLIDATED OPERATIONS      $2,671              $345            $241           $  962
============================================================================================

* Includes interest expense.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE

                                                                                    Assumed
                                                                      Ceded to       From                      Percentage of
                                                        Gross          Other         Other          Net       Amount Assumed
(In millions)                                           Amount       Companies     Companies       Amount         to Net
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                             $515,119      $126,909       $14,903       $403,113         3.7%
----------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $  2,902      $    167       $    54       $  2,789         1.9%
     Accident and health insurance                        1,166            76           100          1,190         8.4%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $  4,068      $    243       $   154       $  3,979         3.9%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                             $515,688      $194,092       $11,659       $333,255         3.5%
----------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $  2,839      $    151       $    62       $  2,750         2.3%
     Accident and health insurance                        1,107            60            36          1,083         3.3%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $  3,946      $    211       $    98       $  3,833         2.6%
============================================================================================================================

FOR THE YEAR ENDED DECEMBER 31, 1997

   Life insurance in force                             $396,736      $172,928       $42,729       $266,537        16.0%
----------------------------------------------------------------------------------------------------------------------------

   PREMIUMS AND OTHER CONSIDERATIONS
     Life insurance and annuities                      $  2,340      $    273       $    58       $  2,125         2.7%
     Accident and health insurance                        1,012            81           107          1,038        10.3%
----------------------------------------------------------------------------------------------------------------------------
       TOTAL PREMIUMS AND OTHER CONSIDERATIONS         $  3,352      $    354       $   165       $  3,163         5.2%
============================================================================================================================

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions               Deductions
                                                        -------------------------      ----------
                                                        Charged to
                                            Balance     Costs and     Translation     Write-offs/        Balance
(In millions)                              January 1,   Expenses       Adjustment    Payments/Other    December 31,
--------------------------------------------------------------------------------------------------------------------
   1999
Accumulated depreciation of plant,
   property and equipment                    $ 137        $ 19           $  -            $ (2)            $ 154

   1998
Accumulated depreciation of plant,
   property and equipment                    $ 112        $ 34           $  -            $ (9)            $ 137

   1997
Accumulated depreciation of plant,
   property and equipment                    $ 101        $ 17           $  -            $ (6)            $ 112

--------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HARTFORD LIFE, INC.

                                       By: /s/ Mary Jane B. Fortin
                                          -------------------------------------
                                       Mary Jane B. Fortin
                                       Vice President and Chief
                                       Accounting Officer

Date: March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                           TITLE                                          DATE
               ---------                                           -----                                          ----
/s/ Ramani Ayer                                                  Chairman                                    March 24, 2000
----------------------------------------
Ramani Ayer

/s/ Lowndes A. Smith                                   President, Chief Executive Officer                    March 24, 2000
----------------------------------------                       and Director
Lowndes A. Smith

/s/ Thomas M. Marra                                      Chief Operating Officer                             March 24, 2000
----------------------------------------                       and Director
Thomas M. Marra

/s/ David T. Foy                                           Senior Vice President                             March 24, 2000
----------------------------------------                and Chief Financial Officer
David T. Foy

/s/ Mary Jane B. Fortin                                       Vice President                                 March 24, 2000
----------------------------------------               and Chief Accounting Officer
Mary Jane B. Fortin

/s/ Gail Deegan                                                  Director                                    March 24, 2000
----------------------------------------
Gail Deegan

/s/ Donald R. Frahm                                              Director                                    March 24, 2000
----------------------------------------
Donald R. Frahm

/s/ Paul G. Kirk, Jr.                                            Director                                    March 24, 2000
----------------------------------------
Paul G. Kirk, Jr.

/s/ Robert E. Patricelli                                         Director                                    March 24, 2000
----------------------------------------
Robert E. Patricelli

/s/ Robert W. Selander                                           Director                                    March 24, 2000
----------------------------------------
Robert W. Selander

/s/ H. Patrick Swygert                                           Director                                    March 24, 2000
----------------------------------------
H. Patrick Swygert

/s/ Gordon I. Ulmer                                              Director                                    March 24, 2000
----------------------------------------
Gordon I. Ulmer

/s/ David K. Zwiener                                             Director                                    March 24, 2000
----------------------------------------
David K. Zwiener

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

    4.03            Subordinated Indenture between Hartford Life and Wilmington Trust Company, as Trustee,
                    dated as of June 1, 1998, was filed as Exhibit 4.03 to the Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

    4.04            First Supplemental Indenture, dated as of June 29, 1998 between Hartford Life, as Issuer, and Wilmington Trust Company, as Trustee, with respect to 7.2% Junior Subordinated
                    Deferrable Interest Debentures, due 2038, was filed as Exhibit 4.04 to the Company's Form
                    10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

    4.05            Form of Junior Subordinated Deferrable Interest Debenture, Series A, due 2038, included as
                    Exhibit A to Exhibit 4.04 filed herewith.

    4.06            Declaration of Trust of Hartford Life Capital I, dated as of June 3, 1998 between the
                    Company, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.06 to the Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

    4.07            Amended and Restated Declaration of Trust of Hartford Life Capital I, dated as of June 29,
                    1998 between the Trustee and the Sponsor, relating to the 7.2% Junior Subordinated
                    Deferrable Interest Debentures, Series A, due 2038, was filed as Exhibit 4.07 to the
                    Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

    4.08            Form of Preferred Security Certificate for Hartford Capital I, included as Exhibit A-1 to
                    Exhibit 4.07 filed herewith.

    4.09            Preferred Securities Guarantee Agreement, dated as of June 29, 1998 between Hartford Life, as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, relating to
                    Hartford Life Capital I, was filed as Exhibit 4.09 to the Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

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

    10.06*          1997 Hartford Life, Inc. Incentive Stock Plan, amended as of February 16, 2000, is filed herewith.

    10.07*          1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan, as amended, was filed as
                    Exhibit 10.08 to the Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

    10.08*          1997 Hartford Life, Inc. Restricted Stock Plan for Non-Employee Directors, as amended, was filed as Exhibit 10.09 to the Company's Form 10-K for the fiscal year ended December 31,
                    1998 and is incorporated herein by reference.

    10.09*          The Hartford 1996 Deferred Compensation Plan was filed as Exhibit 10.18 to The Hartford's
                    Form 10-K (File No. 0-19277) for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

    10.10*          The Hartford 1997 Senior Executive Severance Pay Plan I, revised as of October 15, 1998,  was filed as Exhibit 10.19 to The Hartford's Form 10-K (File No. 0-19277) for the fiscal year ended
                    December 31, 1998 and is incorporated herein by reference.

    10.11*          The Hartford Executive Severance Pay Plan, revised as of February 1, 1999, was filed as
                    Exhibit 10.20 to The Hartford's Form 10-K (File No. 0-19277) for the fiscal year ended
                    December 31, 1998 and is incorporated herein by reference.

    10.12*          Employment Agreement dated July 1, 1997 between the Company and The Hartford and Lowndes
                    A. Smith was filed as exhibit 10.02 to The Hartford's Form 10-Q filed for the quarterly period ended September 30, 1997 and is incorporated herein by reference.

    10.13*          Form of Employment Protection Agreement between the Company and certain executive officers of the Company was filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

    10.14           Amended and restated Credit Agreement dated as of February 9, 1998 among Hartford Life,
                    Inc., the lenders named therein and Citibank, N.A. as administrative agent was filed as
                    Exhibit 10.1 to the Company's Form 10-Q filed for the quarterly period ended March 31,
                    1998 and is incorporated herein by reference.

    12              Computation of Ratio of Earnings to Fixed Charges is filed herewith.

    21              Subsidiaries of Hartford Life, Inc. as of February 29, 2000 is filed herewith.

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