Form 10-K/A
period 1999-12-31
HARTFORD LIFE INC
filed 2000-04-28
CIK 1032204

================================================================================

                                   FORM 10-K/A

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


                      Documents Incorporated by Reference:

None
================================================================================

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as an amendment to the Registrant's Annual Report filed on Form 10-K filed with the Securities and Exchange Commission on March 24, 2000 for the purpose of providing the information required by Items 10, 11, 12 and 13 of Part III of the Registrant's Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF HARTFORD LIFE


DIRECTORS WHOSE TERMS EXPIRE AT THE 2000 ANNUAL MEETING

RAMANI AYER

     Mr. Ayer, 52, has been Chairman of Hartford Life, Inc. (the "Company" or "Hartford Life") since 1997,The Hartford Financial Services Group, Inc. (The Hartford) and became Chairman, President and Chief Executive Officer of The Hartford on February 1, 1997. Prior to that, he served as an Executive Vice President of The Hartford since the ITT Corporation Spin-Off in December 1995, a transaction in which The Hartford became a separate public company from ITT Corporation (the "ITT Spin-Off"), until February 1997. Mr. Ayer has been President and Chief Operating Officer of Hartford Fire Insurance Company ("Hartford Fire"), The Hartford's principal property and casualty insurance subsidiary, since 1991 and previously served as Executive Vice President of Hartford Fire from 1990 to April 1991 and Senior Vice President from 1989 to 1990. Mr. Ayer joined The Hartford in 1973 as a member of the operations research department. During his career, he has been Director of corporate reinsurance, Vice President of HartRe, The Hartford's reinsurance subsidiary, and President of Hartford Specialty Company. He is Vice Chairman of the American Insurance Association, a member of the Listed Company Advisory Committee to the New York Stock Exchange Board of Directors, and serves on the Boards of the American Institute for CPCU/IIA, and the Insurance Information Institute. Mr. Ayer is a director of Hartford Hospital, the Greater Hartford Chamber of Commerce, and is a trustee of the Mark Twain
House in Hartford, Connecticut. He also is a member of the Business
Roundtable.

DONALD R. FRAHM

     Mr. Frahm, 68, has served as a director of the Company since 1997, and served as Chairman, President and Chief Executive Officer of The Hartford from April 1988 until his retirement on January 31, 1997. He has been a director of The Hartford since 1985. Mr. Frahm is a director of Hartford Hospital and the University of Hartford. He also is a corporator of Connecticut Children's Medical Center.

ROBERT E. PATRICELLI

     Mr. Patricelli, 60, has been a director of the Company since 1997. Since 1997 he has been Chairman and Chief Executive Officer of Women's Health USA, Inc., a health care services company, and since 1999 has been Chairman of GoToMyDoc, Inc., an Internet health care company. Prior to that, he was the founder and Chairman, President and Chief Executive Officer of Value Health, Inc., a provider of specialty managed care and health care information services, from 1987 to 1997. From 1983 to 1987, Mr. Patricelli was Executive Vice President of Cigna Corp. and President of its Affiliated Businesses Group. He is a director of Northeast Utilities, Curagen Corporation, the Connecticut Business and Industry Association, Wesleyan University and The Bushnell. Mr. Patricelli also held various positions in the federal government, starting as a White House Fellow in 1965, and serving as a minority counsel to a U. S. Senate subcommittee, Deputy Undersecretary of the Department of Health, Education and Welfare, and Administrator of the Urban Mass Transportation Administration. He is a graduate of Wesleyan University and Harvard Law School, and was a Fulbright Scholar at the University of Paris.

H. PATRICK SWYGERT

     Mr. Swygert, 57, has been a director since 1997. He has been President of Howard University, Washington, D.C., since August 1995. Prior to that, he was President of the University at Albany, State University of New York, since 1990. Mr. Swygert received his undergraduate and law degrees from Howard University, has been a visiting professor and lecturer abroad and is the author of numerous articles and publications on higher education and the law. He is a member of the Board of Directors of The Hartford, The Victory Funds, Cleveland, Ohio and Fannie Mae, Washington, D.C. Mr. Swygert is the immediate past Chairman of the Washington, D.C. Area Consortium of Colleges and Universities and currently serves as Chairman of the Community-Business Partnership of the Greater Washington Board of Trade.

DIRECTORS WHOSE TERMS EXPIRE AT THE 2001 ANNUAL MEETING


PAUL G. KIRK, JR.

     Mr. Kirk, 62, has served as a director of the Company since 1997. He became a partner in the law firm of Sullivan & Worcester in 1977 and is presently of counsel to the firm. Mr. Kirk served as Chairman of the Democratic Party of the United States from 1985 to 1989 and as Treasurer from 1983 to 1985. Following his resignation in 1989 as Chairman of the Democratic Party of the United States, he returned to Sullivan & Worcester as a partner in general corporate practice at the firm's Boston and Washington offices. Mr. Kirk is a director of The Hartford and Kirk & Associates, Inc., of which he also is Chairman and Treasurer. He is a director of Bradley Real Estate, Inc. and Rayonier, Inc. Mr. Kirk is Co-chairman of the Commission on Presidential Debates, Chairman of the John F. Kennedy Library Foundation Board of Directors, Chairman of the Board of Directors of the National Democratic Institute for International Affairs and a trustee of St. Sebastian's School. He is a graduate of Harvard College and Harvard Law School.

THOMAS M. MARRA

     Mr. Marra, 41, has served as a director of the Company since 1998. On March 20, 2000, Mr. Marra was promoted to Chief Operating Officer of the Company. He was also named President of the Company's life insurance subsidiaries. Prior to his promotion, Mr. Marra was Executive Vice President and Director of the Investment Products Division, and also oversaw the Individual Life Division. Prior to that, he was Director of the Individual Life and Annuities Division of the Company. Mr. Marra joined Hartford Life in 1980 as an associate actuary. He held positions of increasing responsibility and in 1991 was named Vice President and Director of Individual Annuities. He was elected Senior Vice President in 1994 and Executive Vice President in 1996. He is a past Chairman of the National Association of Variable Annuities. He also is a Fellow of the Society of Actuaries.

GORDON I. ULMER

     Mr. Ulmer, 67, has been a director since 1997. He is former Chairman and Chief Executive Officer of the former Connecticut Bank and Trust Company ("CBT") and retired President of the former Bank of New England Corporation, the former holding company of CBT ("BNEC"). He joined CBT in 1957 and held numerous positions before being elected President and a director in 1980 and Chairman and Chief Executive Officer in 1985. In 1988 he was elected President of BNEC, and retired as President in December 1990. Mr. Ulmer also serves as a director of The Hartford, Rayonier, Inc. and the Old State House Association. He is a graduate of Middlebury College, the American Institute of Banking and Harvard Business School Advanced Management Program. He attended New York University's Graduate School of Engineering.

DAVID K. ZWIENER

     Mr. Zwiener, 45, has been a director since 1997. He has been Executive Vice President and Chief Financial Officer of The Hartford since August 1995, and has also served on The Hartford's Board of Directors since 1997. He previously served as Executive Vice President and Chief Financial Officer of ITT Financial Corporation from March 1993 until February 1995. From November 1987 to February 1993, Mr. Zwiener served as Senior Vice President and Treasurer, and Executive Vice President -- Capital Markets Division of Heller International Corporation. He also is a director of Sheridan Healthcare, the Connecticut Business and Industry Association, and is a trustee of The Wadsworth Atheneum.

DIRECTORS WHOSE TERMS EXPIRE AT THE 2002 ANNUAL MEETING


GAIL DEEGAN

     Ms. Deegan, 53, has served as a director since 1997. She has been Executive Vice President and Chief Financial Officer of Houghton Mifflin Company, a publishing company, since 1996. Prior to that, Ms. Deegan was Senior Vice President -- Regulatory and Government Affairs of NYNEX. From 1991 to 1994, she was Vice President and Chief Financial Officer of New England Telephone Company. From 1988 to 1990, Ms. Deegan was Senior Vice President, Chief Financial Officer and Treasurer at Eastern Enterprises (formerly Eastern Gas & Fuel Associates), located in Weston, Massachusetts. Ms. Deegan is a director of the Greater Boston Chamber of Commerce and Woods Hole Oceanographic Institute. She serves on the Executive Committee and as Chairperson of the Administration and Finance Committee of the United Way of Massachusetts Bay. Ms. Deegan has an MBA from the Simmons College Graduate School of Management.

ROBERT W. SELANDER

     Mr. Selander, 49, was elected a director of the Company at the 1999 Annual Meeting. He has been President and Chief Executive Officer of MasterCard International since May 1997. For three years prior to that, Mr. Selander was an Executive Vice President of MasterCard International and President of MasterCard's Europe, Middle East/Africa and Canada regions. Before joining MasterCard, he served for over twenty years in positions of increasing responsibility at Citicorp/Citibank, N.A., including having served as director of Global Retail Strategy and director of the bank's Diners Club International credit card business in the United States, Canada, United Kingdom, Germany and Benelux. Mr. Selander is a director of Europay International and MasterCard International. Mr. Selander is a member of the Board of Directors of The Hartford. He is a graduate of Cornell University and has a Master's degree in business from Harvard University.

LOWNDES A. SMITH

     Mr. Smith, 60, became President and Chief Executive Officer of the Company in connection with the Company's initial public offering of Class A Common Stock that was completed in May 1997 (the "Hartford Life IPO"), and became Vice Chairman of The Hartford on February 1, 1997. Effective December 1, 1998, Mr. Smith also became responsible for the International Operations of The Hartford. He served as an Executive Vice President of The Hartford since the ITT Spin-Off until his appointment as Vice Chairman. He also served as President and Chief Operating Officer of The Hartford's life insurance companies from 1989 to March 20, 2000, and he remains Chief Executive Officer of these subsidiaries. Prior to 1989, he served as Senior Vice President and Group Controller for all companies owned or operated by The Hartford. Mr. Smith joined The Hartford in 1968 as a member of the corporate accounting department. In 1972 he was appointed the Secretary and Director of corporate accounting. He was elected Assistant Vice President in 1974, and he was named Controller in 1977. Mr. Smith is a director of the Connecticut Children's Medical Center, The American Council of Life Insurers, and a Director Emeritus of the Connecticut Business and Industry Association.

ITEM 11. EXECUTIVE COMPENSATION

               REPORT OF THE COMPENSATION AND PERSONNEL COMMITTEE
                            ON EXECUTIVE COMPENSATION

     This report sets forth the executive compensation policies of the Compensation and Personnel Committee (the "Committee") of the Company's Board of Directors and discusses the 1999 compensation of the Company's Chief Executive Officer and certain other executive officers. Following this report is a Summary Compensation Table that sets forth all 1999 compensation earned by, and awarded or paid to, Lowndes A. Smith, who served as President and Chief Executive Officer during 1999, and the other Named Executives (defined below) included in that table. Other tables following this report provide information on stock option and other long-term performance grants, and a performance graph compares the cumulative total return on the Class A Common Stock to the cumulative total returns of the S&P 500 Index and an index consisting of peer life insurance companies.


COMMITTEE ROLE IN OVERSEEING EXECUTIVE COMPENSATION POLICY

     A primary role of the Committee is to determine and oversee the administration of compensation for the Company's executives, including its senior executive officers ("Senior Executives"). In this capacity, the Committee is dedicated to ensuring that the Company's compensation policies and practices are used effectively to support the achievement of the Company's short-term and long-term business objectives.

     There are several principles that guide the Committee in its decision-making capacity. The Committee:

     - Adheres to a pay-for-performance philosophy, ensuring that aggregate compensation levels paid to Senior Executives reflect the extent to which the Company's key operating goals are fulfilled.

     - Reinforces the central importance of shareholder value creation by relying heavily on compensation programs that deliver value to Senior Executives only when shareholders realize corresponding gains.

     - Encourages the acquisition of Class A Common Stock by Senior Executives with the objective of strengthening the common interests of management and shareholders, thereby promoting the maximization of shareholder value.

     - Establishes Senior Executive compensation levels in relation to the pay rates that are offered at companies with which the Company competes for senior management talent.

     - Maintains a total compensation perspective on Senior Executive pay in judging the appropriateness of rewards for the Company's Senior Executives.


DESCRIPTION OF EXECUTIVE COMPENSATION POLICIES

     The compensation program of the Company's Senior Executives is characterized by base salary levels that are targeted somewhat below market rates, a heavy emphasis on performance-based, variable compensation, which, when combined with base salary, provides above market total compensation for successful performance, and a commitment to promote enhanced share ownership among Senior Executives. Consistent with the shareholder value orientation of this program, the Committee has authorized guidelines for Senior Executive share ownership which should serve to further align the interests of management and investors. The guidelines provide that within a five-year period from the year of hire, Senior Executives should attain an investment position in the Company's stock that is equal to two or three times their base salary, depending on the position of the Senior Executive. The Committee believes that this compensation program will effectively catalyze Senior Executive activities in achieving the Company's goals and appropriately recognize the contributions of every Senior Executive.

     It is the Company's policy to target Senior Executive compensation levels in relation to pay rates that are typical at organizations with which the Company competes for senior management talent. For corporate Senior Executives, the competitive market generally includes other leading insurance and financial services companies, although general industry practices are also considered when reviewing pay for certain Senior Executives whose functional responsibilities are not exclusively insurance or financial services related. For line of business Senior Executives, pay is in line with practices that are common at leading insurance companies, as well as other financial institutions that offer competing insurance and financial products.

     Consistent with the Company's pay-for-performance orientation, Senior Executive base salaries are targeted at levels that represent ninety percent of prevailing market rates. Total compensation is designed to reach 120 percent of market norms, but only when the Company's challenging performance goals are fully achieved. Actual compensation levels may lead or lag these goals, but the terms of the compensation program ensure such variances depend principally on the Company's stock price appreciation and demonstrated operating success.

     The principal elements of the compensation program are: a base salary tied to individual value added; an annual incentive opportunity dependent on operating results and promoting Senior Executive share ownership; and stock options and long-term compensation tied to earnings growth and stock price appreciation. Each of these elements is discussed below.


1999 COMPENSATION

   1999 BASE SALARY

     The Company's compensation policy is to pay base salaries for Senior Executives at levels that represent ninety percent of the median salaries paid by organizations with which the Company competes for senior executive talent. Total compensation, comprised of base and variable pay, can achieve 120 percent of the market norm when performance goals are fully met. In assessing a Senior Executive's salary level each year, the Committee's principal consideration is the Senior Executive's performance on the job, including his or her demonstrated contributions to the Company's goal achievement. In considering salary actions, the Committee also reviews internal compensation equity and the Senior Executive's level of responsibility, experience and expertise.

     Effective February 1, 1999, the Committee approved salary increases of $150,000, $100,000, $55,000 and $45,000 for Messrs. Smith and Marra, Ms. Zlatkus
and Mr. Znamierowski, respectively. These increases reflected competing pay practices at other peer corporations. In addition, Mr. Smith has an employment agreement with the Company and The Hartford that provides for an annual base salary, as described below under the heading "Employment Agreement and Severance Plans."


   1999 VARIABLE COMPENSATION

     Variable compensation reinforces the Company's pay-for-performance philosophy and is a key element to the overall compensation program. Variable compensation includes annual and long-term incentive compensation opportunities. Annual incentive compensation is designed to deliver about twenty-five percent of variable compensation, while long-term incentives are designed to deliver the remaining seventy-five percent. All variable compensation programs also facilitate Senior Executives' acquisition of the Company's stock, thereby promoting a coordination of interest between management and shareholders.


   ANNUAL INCENTIVES

     Each year, the Committee reviews management's suggestions for performance goals, the achievement of which will enhance the Company's value. The Committee also reviews and approves, with respect to each Senior Executive, annual incentive payment levels payable in the event performance goals are fully achieved. Actual annual incentive payments vary with performance relative to such goals. Better performance generates larger awards; lesser results yield smaller awards.

     Ordinarily, corporate or staff Senior Executives earn annual incentives based on corporate and individual performance. Incentives for line of business Senior Executives may relate to corporate, line of business and individual performance. On occasion, the Committee may approve management's recommendation for customized annual incentive arrangements where they are appropriate to address competitive market requirements or business needs.

     The amounts of annual incentive awards are based on financial performance for the year compared to annual performance goals established by the Committee at the beginning of the year. For 1999, the performance goals for Mr. Smith were Hartford Life core earnings growth and Hartford Life return on equity. The performance goals for Mr. Marra included operating income, division net income, return on equity and sales compared to budget. The performance goals for Ms. Zlatkus included corporate and division net income and division premium growth. The performance goals for Mr. Znamierowski included operating income, portfolio returns and business support. The performance goals for Mr. Boyko included division operating income, sales and business development.

     For 1999, based on these goals, the Committee awarded an annual incentive of $1,385,000, $1,121,675, $255,189, $260,600 and $196,000 to Messrs. Smith and
Marra, Ms. Zlatkus, and Messrs. Znamierowski and Boyko, respectively.

     Consistent with the Company's interest in promoting a strong alignment between management and shareholder interests, Senior Executives may elect to forego receiving up to half their annual incentives in exchange for the right to receive shares of Class A Common Stock ("Hartford Life Stock Units") under the 1997 Hartford Life, Inc. Deferred Restricted Stock Unit Plan (the "Stock Unit Plan"). Receipt of actual shares of Class A Common Stock is deferred during a three-year restriction period applicable to the Hartford Life Stock Units. Senior Executives who elect to convert a portion of their annual incentive payments to Hartford Life Stock Units are rewarded with additional Hartford Life Stock Units ("Hartford Life Premium Stock Units") equal to ten percent of the amount exchanged, and actual shares relating to these incremental Hartford Life Premium Stock Units also will be deferred as to receipt and restricted for a period of three years.


   1999 LONG-TERM INCENTIVES:  STOCK OPTIONS

     For 1999, the Committee provided eligibility to executives and key employees for grants of stock options under the 1997 Hartford Life, Inc. Incentive Stock Plan (the "Incentive Stock Plan"). Stock options provide executives with the opportunity to acquire an equity interest in the Company and to participate in the creation of shareholder value as reflected in growth in the price of the Company's stock. The option exercise price equals 100 percent of the fair market value of the Class A Common Stock on the date of option grant, thereby ensuring that plan participants will derive benefits only as shareholders realize corresponding gains. To ensure a long-term perspective, options have a maximum term of ten years and two days.

     The Committee believes that the practice of annually granting stock options reinforces the Company's policy of encouraging stock ownership by Senior Executives in support of building shareholder value. Furthermore, options provide value to Senior Executives only when shareholders realize positive returns on their investment in the Company. In this way, stock option grants reward Senior Executives in conjunction with value creation for shareholders.

     On February 18, 1999, options to purchase an aggregate of 141,465 shares of Class A Common Stock were granted under the Incentive Stock Plan to Messrs. Smith and Marra, Ms. Zlatkus, and Messrs. Znamierowski and Boyko at an exercise price of $54.50 per share (the closing price of a share of Class A Common Stock on the New York Stock Exchange (the "NYSE") on February 18, 1999). The option granted to Mr. Smith represented 60 percent of the target award value determined appropriate by the Committee. Also on February 18, 1999, the Compensation and Personnel Committee of the Board of Directors of The Hartford (the "Hartford Committee") granted to Mr. Smith an option to purchase 35,822 shares of common stock of The Hartford ("Hartford Common Stock") under The Hartford 1995 Incentive Stock Plan at an exercise price of $51.00 per share, which was the closing price of a share of Hartford Common Stock on the NYSE on February 18, 1999. This option represented the remaining 40 percent of the target award value determined appropriate for Mr. Smith.

     To further align the interests of Senior Executives and shareholders, the above options granted to Messrs. Smith and Marra included a performance-based provision that would allow the options to become exercisable upon the earlier to occur of (i) the closing price of the Class A Common Stock on the NYSE equaling or exceeding 125 percent of the option exercise price for a period of at least ten consecutive trading days or (ii) seven years from the date of option grant. All other options, including those granted to other Senior Executives, become exercisable at the cumulative rate of one-third per year for the first three years from the date of grant.

     Further information regarding option grants to the named Senior Executives is included in the option tables following this report.


   LONG-TERM INCENTIVES PAYABLE IN 1999:  1997 LONG-TERM PERFORMANCE PLAN

     Prior to 1999, Senior Executives and other executives received the opportunity under the Company's former Long-Term Performance Plan to earn shares of Class A Common Stock contingent on the Company achieving certain performance objectives over a three-year period. Under the terms of these contingent awards, there were two equally weighted performance objectives measured over the three-year period beginning with the year the award was made: (i) core earnings per share and (ii) total shareholder return (stock price appreciation and dividends reinvested) relative to the returns generated by an index of the Company's competitors. Target level core earnings per share coupled with a total shareholder return equal to the average of the peer group would result in the awarding of a target number of shares. Better performance (up to a maximum of 150 percent of each of the performance measures) would yield a larger payout, up to a maximum combined payout of 200 percent; poorer performance (to a minimum of 75 percent of each of the performance measures) would result in proportionally smaller payments. If the minimum threshold was not achieved, no shares would ultimately be awarded.

     Effective for Plan years beginning in 1999, the Long-Term Performance Plan was discontinued. In 1999, all long-term incentives for Senior Executives and other executives were granted in the form of stock options. It is expected that long-term incentives in the future, if any, will be granted in the form of stock options. Payouts under the 1997 Long-Term Performance Plan are described below and payouts under the 1998 Long-Term Performance Plan, if any, will be made in accordance with the terms of that Plan.

     On January 27, 2000, the Committee approved payments under the 1997 Long-Term Performance Plan based on performance over the 1997 through 1999 period. The combined payout factor for core earnings per share and total shareholder return was 152.0%. Based on this result, the Committee approved the distribution of 23,425, 10,410, 2,142, 2,152, and 4,685 shares of Class A Common Stock to Messrs. Smith and Marra, Ms. Zlatkus, and Messrs. Znamierowski and Boyko, respectively. The shares distributed to Mr. Smith represented 60% of the target award value determined appropriate by the Committee in 1997. These performance shares were payable 50 percent in Class A Common Stock and 50 percent in cash, unless receipt of all or a portion of this amount was deferred under the Stock Unit Plan described above.

     Also on January 27, 2000, the Hartford Committee approved a payment to Mr. Smith under The Hartford's 1997 Long-Term Performance Plan based on the performance of The Hartford over the 1997 through 1999 period. (Effective for years beginning in 1999, The Hartford's Long-Term Performance Plan is also discontinued.) The combined payout factor for The Hartford core earnings per share and The Hartford total shareholder return under The Hartford's 1997 Long-Term Performance Plan was 151.4%. Based on this result, the Hartford Committee approved the distribution of 13,456 shares of Hartford Common Stock to Mr. Smith under this Plan. These shares represented the remaining 40% of the target award value determined appropriate for Mr. Smith in 1997. These performance shares were payable 50 percent in Hartford Common Stock and 50 percent in cash, unless receipt of all or a portion of this amount was deferred under The Hartford 1997 Long-Term Performance Plan.

   COMPLIANCE WITH SECTION 162(m)

     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies a publicly-traded company a Federal income tax deduction for compensation in excess of $1 million paid to certain of its executive officers unless the amount of such excess is payable based solely upon the attainment of objective performance criteria. The Committee believes that tax deductibility of compensation is an important factor, but not the sole factor, to be considered in setting executive compensation policy. Accordingly, the Committee generally intends to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m), but reserves the right to pay amounts which are not deductible in appropriate circumstances.

   SUMMARY

     The Committee is responsible for reviewing, monitoring and approving all compensation decisions affecting Senior Executives. The Committee expects that all compensation paid to Senior Executives will be consistent with the Company's interest in providing market competitive compensation opportunities, within the context of a pay-for-performance environment, and in a manner that is supportive of the Company's business mission. The Committee will continue to actively monitor the effectiveness of the Company's Senior Executive compensation plans and assess the appropriateness of Senior Executive pay levels to assure prudent use of Company resources.

THE COMPENSATION AND PERSONNEL COMMITTEE:

     Gordon I. Ulmer, Chairman
     Gail Deegan
     Donald R. Frahm
     H. Patrick Swygert


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Donald R. Frahm, a member of the Compensation and Personnel Committee of the Company's Board of Directors, served as the Chairman, President and Chief Executive Officer of The Hartford, and was an officer of various subsidiaries of The Hartford and the Company, until his retirement on January 31, 1997. Mr. Frahm has abstained from participation in the Compensation and Personnel Committee's consideration of matters involving Section 162(m).

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table provides information regarding the cash and other compensation of those persons who, during 1999, (i) served as the Company's Chief Executive Officer and (ii) were the four other most highly compensated executive officers (together with the Chief Executive Officer, the "Named Executives"):


                           SUMMARY COMPENSATION TABLE


                                                                                    Long-Term Compensation
                                                                      -------------------------------------------
                                             Annual Compensation                 Awards                Payouts
                                            ----------------------    --------------------------    -------------
                                                                                      Securities
                                                                       Restricted     Underlying        LTIP         All Other
                                                                      Stock Awards     Options         Payouts      Compensation
Name and Principal Position       Year      Salary ($)   Bonus ($)       ($)(1)        (#)(1)            ($)          ($)(14)
---------------------------       ----      ----------   ---------    ------------    ----------    -------------   ------------
Lowndes A. Smith.............     1999       837,500     1,385,500       47,338(2)     45,895(8)      960,755(11)      32,390
 President and Chief                                                                   35,822(9)      534,939(12)
 Executive Officer                1998       691,667       946,750           -        129,947(8)    1,423,369(13)      27,285
                                                                                       88,574(9)
                                  1997       593,750       418,400      745,461(3)     65,675(10)          -           24,505
                                                                        733,750(4)    237,736(9)
                                                                        889,375(5)
                                                                         15,500(6)

Thomas M. Marra..............     1999       591,667     1,121,675       11,819(2)     73,942(8)      423,557(11)      25,324
 Chief Operating Officer (15)     1998       489,583       787,900       25,725(7)    115,690(8)      614,274(13)      22,108
                                  1997       372,917       643,125    1,118,207(3)     29,190(10)          -           16,855
                                                                         21,350(6)     75,000(9)

Lizabeth H. Zlatkus..........     1999       265,833       255,189           -          7,958(8)       87,153(11)       9,304
 Executive Vice President,        1998       220,000       123,160           -         19,665(8)      127,018(13)       7,700
 Director of Employee             1997       220,000       121,440           -          6,003(10)          -            7,700
 Benefits (15)

David M. Znamierowski........     1999       276,250       260,600           -          8,577(8)       87,560(11)       9,915
 Senior Vice President and        1998       233,750       211,794           -         22,040(8)       34,526(13)       8,423
 Chief Investment                 1997       220,000       238,260           -          6,036(10)          -            7,904
 Officer

Gregory A. Boyko.............     1999       245,000       196,000        3,631(2)      5,093(8)      193,681(11)      11,652
 Senior Vice President,           1998       243,750       145,244        2,250(7)     20,395(8)       62,116(13)      11,608
 International Operations(15)     1997       222,500        90,000        2,250(6)     13,135(10)          -           10,673

----------
(1) Except as otherwise noted, the number of shares of Hartford Common Stock and the related prices per share set forth in the table and in the footnotes reflect a two-for-one split effected in the form of a 100% stock dividend on July 15, 1998.

(2) Pursuant to the Stock Unit Plan, certain executives of the Company elected to forego a certain percentage of 1998 bonus payments that were ultimately awarded in 1999 in exchange for the right to receive Hartford Life Stock Units. The number of Hartford Life Stock Units granted to an executive is equal to the amount of the bonus forgone divided by the closing price of Class A Common Stock on the NYSE on the date of grant of the Hartford Life Stock Units. As an incentive for foregoing the percentage of bonus, participating executives were also granted additional Hartford Life Premium Stock Units equal to 10% of the Hartford Life Stock Units. Shares of Class A Common Stock underlying Hartford Life Stock Units and Hartford Life Premium Stock Units may not be received until three years from the date of grant but are fully vested, except that shares underlying Hartford Life Premium Stock Units may be forfeited if employment with the Company is terminated under certain circumstances before three years from the date of grant. Dividends are paid (and automatically reinvested) on the shares underlying the Hartford Life Stock Units and Hartford Life Premium Stock Units in the same amount and to the same extent as dividends are paid on shares of Class A Common Stock held by all shareholders of the Company. The amounts identified in this column represent the value of the Hartford Life Premium Stock Units awarded on March 15, 1999 when the closing price of Class A Common Stock on the NYSE was $52.625 per share. On December 31, 1999, the values of such Hartford Life Premium Stock Units (including those acquired by dividend reinvestment) for Messrs. Smith, Marra and Boyko were $39,725, $9,918 and $3,047, respectively, based on the closing price of Class A Common Stock on the NYSE of $44.00 per share on that date.

(3) Represents the market value of 23,205 and 34,808 restricted shares of Class A Common Stock granted to Messrs. Smith and Marra, respectively, on May 22, 1997 based on the closing price of the Class A Common Stock on the NYSE of $32.125 per share on that date. The 23,205 restricted shares of Class A Common Stock were granted to Mr. Smith in replacement of and as substitutes for 10,000 (pre-split) restricted shares of Hartford Common Stock that had been granted to Mr. Smith on February 1, 1997. Mr. Smith's shares became fully vested on February 1, 2000. Mr. Marra's shares will vest as to one-third of the grant on May 22, 2000 and as to the remaining two-thirds on May 22, 2004; these shares may be forfeited if employment with the Company is terminated prior thereto under certain circumstances. The market value of such shares was $1,021,020 and $1,531,552 for Messrs. Smith and Marra, respectively, on December 31, 1999 based on the NYSE closing price of $44.00 per share on that date. Dividends are paid on the shares of restricted Class A Common Stock in cash, in the same amount and to the same extent as dividends are paid on shares of Class A Common Stock held by all shareholders of the Company.

(4) Represents the market value of 20,000 restricted shares of Hartford Common Stock granted to Mr. Smith on February 1, 1997 based on the closing price of Hartford Common Stock on the NYSE of $36.6875 per share on Friday, January 31, 1997. These shares vested on February 1, 2000. The market value of these shares was $947,500 on December 31, 1999 based on the NYSE closing price of $47.375 per share on that day. Dividends are paid on the shares of restricted Hartford Common Stock in cash, in the same amount and to the same extent as dividends are paid on shares of Hartford Common Stock held by all shareholders of The Hartford.

(5) Represents the market value of 20,000 shares of restricted Hartford Common Stock granted to Mr. Smith on December 17, 1997 based on the closing price of Hartford Common Stock on the NYSE of $44.46875 per share on that day. The market value of these shares was $947,500 on December 31, 1999 based on the NYSE closing price of $47.375 per share on that day. This restricted stock grant is subject to the following performance-based vesting: the restrictions on 50% of the shares will lapse on March 1, 2001 only if the closing price of Hartford Common Stock on the NYSE is $61.50 per share or more for at least ten consecutive trading days at any time prior to such date; the restrictions on an additional 25% of such shares will lapse on March 1, 2001 only if the closing price of Hartford Common Stock on the NYSE is $63.00 per share or more for at least ten consecutive trading days at any time prior to such date; and the restrictions on the remaining 25% of such shares will lapse on March 1, 2001 only if the closing price of Hartford Common Stock on the NYSE is $65.00 per share or more for at least ten consecutive trading days at any time prior to such date. Any restricted shares not vested by March 1, 2001 shall be forfeited. Vested restricted Common Stock cannot be disposed of until March 1, 2001. Dividends are paid on the restricted shares in cash, in the same amount and to the same extent as dividends are paid on shares of Hartford Common Stock held by all shareholders of The Hartford. In May 1999, The Hartford's Common Stock traded at or above $63.00 per share for more than ten consecutive trading days. As a result, 75% of the foregoing shares became vested, such that the restrictions on these shares will lapse on March 1, 2001.

(6) Prior to the Hartford Life IPO, certain executives of the Company were eligible to participate in The Hartford 1996 Deferred Restricted Stock Unit Plan. Under this plan certain executives of the Company elected to forego a certain percentage of 1996 bonus payments that were ultimately awarded in 1997 in exchange for the right to receive shares of Hartford Common Stock ("Hartford Stock Units"). The number of Hartford Stock Units granted to an executive is equal to the amount of the bonus forgone divided by the closing price of Hartford Common Stock on the NYSE on the date of grant of the Hartford Stock Units. As an incentive for foregoing the percentage of bonus, participating executives were granted additional Hartford Stock Units equal to 10% of the Hartford Stock Units ("Hartford Premium Stock Units"). Shares of Hartford Common Stock underlying Hartford Stock Units and Hartford Premium Stock Units may not be received until three years from the date of grant but are fully vested, except that shares underlying Hartford Premium Stock Units may be forfeited if employment with The Hartford is terminated under certain circumstances before three years from the date of grant. Dividends are paid (and automatically reinvested) on the shares underlying the Hartford Stock Units and Hartford Premium Stock Units in the same amount and to the same extent as dividends are paid on shares of Hartford Common Stock held by all shareholders of The Hartford. The amounts identified in this column represent the value of the Hartford Premium Stock Units awarded on March 10, 1997 when the closing price of Hartford Common Stock on the NYSE was $39.1875 per share. On December 31, 1999, the values of such Hartford Premium Stock Units (including those acquired by dividend reinvestment) for Messrs. Smith, Marra, and Boyko were $19,677, $27,104 and $2,856, respectively, based on the closing price of Hartford Common Stock on the NYSE of $47.375 per share on that date.

(7) Pursuant to the Stock Unit Plan, certain executives of the Company elected to forego a certain percentage of 1997 bonus payments that were ultimately awarded in 1998 in exchange for the right to receive Hartford Life Stock Units. The number of Hartford Life Stock Units granted to an executive is equal to the amount of the bonus forgone divided by the closing price of Class A Common Stock on the NYSE on the date of grant of the Hartford Life Stock Units. As an incentive for foregoing the percentage of bonus, participating executives were granted additional Hartford Life Premium Stock Units equal to 10% of the Hartford Life Stock Units. Shares of Class A Common Stock underlying Hartford Life Stock Units and Hartford Life Premium Stock Units may not be received until three years from the date of grant but are fully vested, except that shares underlying Hartford Life Premium Stock Units may be forfeited if employment with the Company is terminated under certain circumstances before three years from the date of grant. Dividends are paid (and automatically reinvested) on the shares underlying the Hartford Life Stock Units and Hartford Life Premium Stock Units in the same amount and to the same extent as dividends are paid on shares of Class A Common Stock held by all shareholders of the Company. The amounts identified in this column represent the value of the Hartford Life Premium Stock Units awarded on March 13, 1998 when the closing price of Class A Common Stock on the NYSE was $47.50 per share. On December 31, 1999, the values of such Hartford Life Premium Stock Units (including those acquired by dividend reinvestment) for Messrs. Marra and Boyko were $24,087 and $2,107, respectively, based on the closing price of Class A Common Stock on the NYSE of $44.00 per share on that date.

(8) Represents shares underlying stock options to purchase Class A Common Stock granted pursuant to the Incentive Stock Plan.

(9) Represents shares underlying stock options to purchase Hartford Common Stock granted pursuant to The Hartford 1995 Incentive Stock Plan.

(10) Each of the Named Executives had been granted options to purchase shares of Hartford Common Stock (the "Hartford Options") prior to the Hartford Life IPO. After the Hartford Life IPO, each Named Executive elected to substitute certain of his or her Hartford Options for options to purchase shares of the Company's Class A Common Stock (the "Substituted Options"). The options identified by this footnote are Substituted Options.

(11) In 1997, each of the Named Executives was granted a certain number of performance shares relating to the Class A Common Stock. The grants were contingent upon the Company achieving two general performance objectives over a three-year period that ended on December 31, 1999. The amounts in this column represent the value of the payout made by the Company on January 27, 2000 in respect of performance shares awarded in 1997.

(12) In 1997, Mr. Smith was granted a certain number of performance shares relating to Hartford Common Stock. The grants were contingent upon The Hartford achieving two general performance objectives over a three-year period that ended on December 31, 1999. The amount in this column represents the value of the payout made by The Hartford on January 27, 2000 in respect of performance shares awarded in 1997.

(13) In 1996, each of the Named Executives was granted a certain number of performance shares relating to Hartford Common Stock. The grants were contingent upon The Hartford achieving two general performance objectives over three-year periods that ended on December 31, 1998. The amounts in this column represent the value of the payout made by The Hartford on February 15, 1999 in respect of performance shares awarded in 1996.

(14) Amounts shown in this column represent Company contributions under The Hartford Investment and Savings Plan and The Hartford Excess Savings Plan, which are defined contribution plans. Under these plans, the Company makes a matching contribution in an amount equal to 50% of an employee's contribution, such matching contribution not to exceed three percent (3%) of such employee's salary. The Company also makes a non-matching contribution equal to one-half of one percent (1/2 of 1%) of an employee's salary. Company contributions under these plans for 1999 were $29,313 and $20,708 for Messrs. Smith and Marra, $9,304 for Ms. Zlatkus, and $9,669 and $8,575 for Messrs. Znamierowski and Boyko, respectively. The Company's flexible benefit programs allow for the sale back to the Company of up to one week of vacation time capped at a 1999 limit of $3,077. Amounts of $3,077 are included in this column for Messrs. Smith, Marra, and Boyko. The Company also provides certain group term life insurance coverage to employees, and employees may purchase additional amounts of coverage. For Federal tax purposes, income will be imputed to an employee who purchases more than $50,000 of life insurance coverage to the extent that the value of the coverage is greater than the premium paid. For 1999, income in the amounts of $1,539 and $246 were imputed to Messrs. Marra and Znamierowski, respectively, and such amounts are included in this column.

(15) Through 1999, Mr. Marra served as the Company's Executive Vice President and Director of the Investment Products Division and also oversaw the Individual Life Division and Ms. Zlatkus served as the Company's Senior Vice President and Director of the Employee Benefits Division. Mr. Boyko's responsibilities also included serving as the Company's Chief Financial Officer and Treasurer through August of 1998.

STOCK OPTIONS

     Under the Incentive Stock Plan, the Compensation and Personnel Committee of the Board of Directors selects key employees to receive various awards, including stock options, with or without stock appreciation rights, shares of restricted Class A Common Stock and performance shares. The table below provides information regarding grants of stock options to the Named Executives during 1999:


                        OPTION GRANTS IN FISCAL YEAR 1999


                                                  Individual Grants
                           --------------------------------------------------------------     Potential Realizable Value at
                             Number of                                                          Assumed Annual Rates of
                            Securities       % of Total                                         Stock Price Appreciation
                            Underlying      Options Granted                                      for Option Term ($) (8)
                              Options       to Employees in   Exercise Price   Expiration     ------------------------------
          Name             Granted (#)(1)       1999(6)        ($/Share)(7)       Date             5%                10%
          ----             --------------   ---------------   --------------   ----------     ------------      ------------
Lowndes A. Smith........     45,895(2)(4)         7.40            54.50         02/20/09      1,572,822         3,986,440
                             35,822(3)(4)         3.37            51.00         02/20/09      1,148,812(9)      2,911,612(9)

Thomas M. Marra.........     73,942(2)(4)        11.92            54.50         02/20/09      2,533,992         6,422,602

Lizabeth H. Zlatkus.....      7,958(2)(5)         1.28            54.50         02/20/09        272,721           691,232

David M. Znamierowski...      8,577(2)(5)         1.38            54.50         02/20/09        293,934           744,998

Gregory A. Boyko........      5,093(2)(5)          .82            54.50         02/20/09        174,537           442,378


----------
(1) The exercisability, payment or vesting of options shown in the table related to Hartford Common Stock and Class A Common Stock may be accelerated upon the occurrence of a change of control (as defined in The Hartford 1995 Incentive Stock Plan and the Incentive Stock Plan) of The Hartford or the Company, respectively.

(2) Represents shares of Class A Common Stock underlying stock options granted pursuant to the Incentive Stock Plan.

(3) Represents shares of Hartford Common Stock underlying stock options granted to Mr. Smith pursuant to The Hartford 1995 Incentive Stock Plan.

(4) The options granted to Mr. Smith and Mr. Marra become exercisable upon the earlier of: (i) seven years from the date of grant or (ii) the date on which the closing price of the Hartford Common Stock or Class A Common Stock, as applicable, on the NYSE is 125% or more of the option grant price for at least ten consecutive trading days.

(5) The options are exercisable in three equal annual installments commencing on the first anniversary of the date of grant.

(6) For options to purchase shares of Class A Common Stock, percentages indicated are based on options to purchase a total of 620,351 shares of Class A Common Stock granted to 364 employees of the Company during 1999. For options to purchase shares of Hartford Common Stock, percentages are based on options to purchase a total of 1,062,658 shares of Hartford Common Stock granted to 792 employees of The Hartford during 1999.

(7) Stock options were granted by the Company on February 18, 1999 at an exercise price that was 100% of the fair market value of the Class A Common Stock on the date of grant, and stock options were granted by The Hartford on February 18, 1999 at an exercise price that was 100% of the fair market value of Hartford Common Stock on the date of grant.

(8) At the end of the term of the options granted on February 18, 1999, the projected price of a share of the Class A Common Stock would be $88.77 and $141.36 at assumed annual appreciation rates of 5% and 10%, respectively.

(9) At the end of the term of the option granted to Mr. Smith on February 18, 1999, the projected price of a share of Hartford Common Stock would be $83.07 and $132.28 at assumed annual appreciation rates of 5% and 10%, respectively.

              1999 OPTION EXERCISES AND 1999 YEAR-END OPTION VALUES

     The following table provides information on stock options that were exercised and the value of unexercised stock options held at December 31, 1999 by the Named Executives:


                                                  Aggregated Option Exercises in Last Fiscal Year
                                                          and Fiscal Year-End Option Values
                           -------------------------------------------------------------------------------------------
                                                              Number of Securities
                                                             Underlying Unexercised         Value of Unexercised
                              Shares                           Options at Fiscal          In-the-Money Options Held
                             Acquired                             Year-End (#)              at Fiscal Year-End ($)
                                on            Value        --------------------------   ------------------------------
      Name                 Exercise (#)   Realized($)(2)   Exercisable  Unexercisable   Exercisable      Unexercisable
      ----                 ------------   --------------   -----------  -------------   ------------     -------------
Lowndes A. Smith........       --              --           195,622(3)     45,895(3)    1,065,448(4)           --
                            125,000(1)      4,878,158       363,742(1)    235,822(1)    6,532,714(5)       581,000(5)


Thomas M. Marra.........       --              --           144,880(3)     73,942(3)      581,189(4)           --
                             51,002(1)      2,253,771        97,944(1)     75,000(1)    2,532,012(5)       217,875(5)


Lizabeth H. Zlatkus.....       --              --            12,558(3)     21,068(3)       88,339(4)        22,282(4)
                              4,854(1)        191,785        31,780(1)        --          855,371(5)           --


David M. Znamierowski...       --              --            11,371(3)     25,282(3)       63,066(4)        48,510(4)
                                622(1)         22,820            --           --              --               --


Gregory A. Boyko........       --              --            26,760(3)     11,863(3)      115,618(4)        19,311(4)
                               --              --             3,300(1)        --           70,538(5)           --

----------
(1)  Represents shares of Hartford Common Stock.

(2) Value realized upon the exercise of an option represents the difference between the fair market value of the stock on the date of exercise and the exercise price of the option.

(3)  Represents shares of Class A Common Stock.

(4) Values of "in-the-money" options to purchase shares of Class A Common Stock are calculated by subtracting the exercise price per share of the options from the per share NYSE closing price of $44.00 of the Class A Common Stock on December 31, 1999.

(5) Values of "in-the-money" options to purchase shares of Hartford Common Stock are calculated by subtracting the exercise price per share of the options from the per share NYSE closing price of $47.375 of Hartford Common Stock on December 31, 1999.


THE HARTFORD RETIREMENT PROGRAM

     The Hartford Fire Retirement Plan (the "Retirement Plan") is a defined benefit plan that covers substantially all eligible U.S. salaried employees of The Hartford and its subsidiaries, including the Company and its subsidiaries. An employee's annual pension will equal two percent of his or her average final compensation for each of the first thirty years of benefit service, reduced by one and two-thirds percent of the employee's primary Social Security benefit for each year of benefit service to a maximum of thirty years, provided that no more than one-half of an employee's primary Social Security benefit is used for such reduction. An employee's average final compensation is defined under the Retirement Plan as the total of (i) an employee's average annual base salary for the five calendar years of the last 120 consecutive calendar months of eligibility service affording the highest such average plus (ii) an employee's average annual compensation not including base salary for the five calendar years of his or her last 120 consecutive calendar months of eligibility service affording the highest such average. The Retirement Plan also provides for undiscounted early retirement pensions for employees who retire at or after age sixty following completion of fifteen years of eligibility service. An employee will be vested in benefits accrued under the Retirement Plan upon completion of five years of eligibility service.

     Applicable Federal law limits the amount of benefits that can be paid and compensation which may be recognized under a tax-qualified retirement plan. Therefore, Hartford Fire has a non-qualified unfunded retirement plan (the "Hartford Excess Benefit Plan") for payment of those benefits at retirement that cannot be paid from the qualified Retirement Plan. Such plan also covers eligible employees of The Hartford and its subsidiaries, including the Company and its subsidiaries. The practical effect of the Hartford Excess Benefit Plan is to continue calculation of retirement benefits to all employees on a uniform basis. Hartford

Fire also maintains an excess plan trust pursuant to which excess benefits under the Hartford Excess Benefit Plan for certain officers of the Company are funded. Any such employee may indicate a preference, subject to certain conditions, to receive any excess benefit in the form of a single discounted lump sum payment. Any "excess" benefit accrued to any such employee will be immediately payable in the form of a single discounted lump sum payment upon the occurrence of a change in corporate control (as defined in the Hartford Excess Benefit Plan).

     Based on various assumptions as to remuneration and years of service, before Social Security reductions, the following table illustrates the estimated annual benefits payable from the Retirement Plan and the Hartford Excess Benefit Plan at retirement at age 65 that are paid for by the Company:


                               PENSION PLAN TABLE


   Average                                   Years of service
    Final          ----------------------------------------------------------------------
Compensation          5          10          15          20           25           30
------------       --------   --------    --------   ----------   ----------   ----------
  $  400,000       $ 40,000   $ 80,000    $120,000   $  160,000   $  200,000   $  240,000
     500,000         50,000    100,000     150,000      200,000      250,000      300,000
     750,000         75,000    150,000     225,000      300,000      375,000      450,000
   1,000,000        100,000    200,000     300,000      400,000      500,000      600,000
   1,500,000        150,000    300,000     450,000      600,000      750,000      900,000
   2,000,000        200,000    400,000     600,000      800,000    1,000,000    1,200,000
   2,500,000        250,000    500,000     750,000    1,000,000    1,250,000    1,500,000
   3,000,000        300,000    600,000     900,000    1,200,000    1,500,000    1,800,000


     The amounts shown under "Salary" and "Bonus" opposite the names of the Named Executives in the Summary Compensation Table comprise the compensation that is used for purposes of determining "average final compensation" under the Retirement Plan and the Hartford Excess Benefit Plan. The years of service with the Company of each of the Named Executives for eligibility and benefits purposes as of December 31, 1999, were as follows: Lowndes A. Smith, 30.00 years; Thomas M. Marra, 19.58 years; Lizabeth Zlatkus, 16.25 years; David M. Znamierowski, 3.67 years; and Gregory A. Boyko, 4.08 years. Although Mr. Smith has 31.75 years of service, a maximum of 30 years of service may be considered when determining benefits under the Retirement Plan.


EMPLOYMENT AGREEMENT AND SEVERANCE PLANS

     Lowndes A. Smith has an employment agreement with the Company and The Hartford pursuant to which he is employed as President and Chief Executive Officer of the Company and Vice Chairman of The Hartford (the "Employment Agreement"). The initial term of the Employment Agreement began on July 1, 1997 and continues for three years, unless terminated earlier in accordance with the Employment Agreement. However, when the original term of the Employment Agreement or any renewal term ends, the Employment Agreement will be automatically extended for successive one-year periods unless either party gives the other its written notice of its intention not to renew the Employment Agreement at least fifteen months prior to any renewal date. In addition, upon the occurrence of a "change of control" (as defined in the Employment Agreement) of the Company or The Hartford, the terms of the Employment Agreement will be automatically extended for three years after the change of control occurs.

     The Employment Agreement provides, among other things, for an annual base salary for Mr. Smith, as determined from time to time by the Board of Directors, and his participation in the Company's and/or The Hartford's benefit plans and awards under executive incentive bonus and other programs. Mr. Smith's current annual base salary is $850,000. In addition, Mr. Smith is entitled to certain payments and benefits if his employment terminates for certain reasons, including a termination without "cause" (as defined in the Employment Agreement). If a termination without cause occurs, Mr. Smith is entitled to a severance payment equal to two times (a) his base salary and (b) a target bonus amount, each for the year in which the termination occurs, and the vesting of stock options and restricted stock awards. In addition, if a change of control or potential change of control of the Company or The Hartford occurs and Mr. Smith's employment is terminated for certain reasons within certain time periods (generally, within three years after a change of control), then he is entitled to receive certain payments and benefits. Specifically, if after a change of control, Mr. Smith's employment is terminated without cause, or he voluntarily terminates his employment for any reason within six months following a change of control, or voluntarily terminates his employment for "good reason" (as defined in the Employment Agreement) within the remaining two years and six months following a change of control, then he is generally entitled to receive (i) a severance payment equal to three times the sum of his base salary then in effect and his target bonus for the year and (ii) certain other benefits, including those that would otherwise be payable under the Company's and/or The Hartford's various employee benefit plans. While Mr. Smith is employed, and for one year after any voluntary termination of his employment (other than after a change of control), he is subject to a noncompetition agreement in favor of the Company.

     In addition, Mr. Marra and Ms. Zlatkus have agreements with the Company that entitle them to certain benefits upon a change of control of the Company or The Hartford (as defined in such agreements). The agreements provide, among other things, that the Company shall employ the executive for three years (the "Employment Period") after a change of control of the Company or The Hartford occurs, if the executive was employed on the date the change of control occurs. During the Employment Period, the executive is entitled to (i) a base salary of not less than his or her base salary in effect prior to a change of control or potential change of control, and such salary may be increased from time to time;
(ii) an opportunity to earn an annual bonus in accordance with the Company's bonus policies; and (iii) participate in Long-Term compensation programs and stock incentive plans, and to receive the benefits under the Company's and/or The Hartford's various benefit programs. If the executive's employment terminates during the Employment Period for certain specified reasons, including termination for "cause," "without cause," for "good reason," voluntarily or due to retirement, death or disability (all as defined in such agreement), then the executive is entitled to certain payments and/or benefits, depending on the reason for termination. Specifically, if the executive's employment is terminated without cause, or he or she terminates his or her employment for good reason, he or she is entitled to receive, among other things, (i) a lump sum severance payment equal to two times his or her base salary and target bonus in effect in the year in which his or her employment terminated and (ii) certain other benefits, including those that would otherwise be payable under the Company's and/or The Hartford's various benefit plans.

     On October 15, 1998 and February 1, 1999, amended and restated versions of The Hartford's Senior Executive Severance Pay Plan (the "Senior Executive Plan") and Executive Severance Pay Plan (the "Executive Plan"), respectively, became effective (collectively, the "Severance Plans"). The Severance Plans, each of which covers executive employees at certain levels of The Hartford and the Company, provide generally for the payment of amounts to such executives upon termination of their employment, unless such termination is initiated by the executive, is due to certain misconduct or disciplinary action, is in connection with certain other specified circumstances, or results from the executive's retirement, death or disability. The Senior Executive Plan and the Executive Plan provide for payments of amounts up to a maximum of two years and one year, respectively, of the qualifying executive's salary depending primarily on such executive's years of service (as defined in the Severance Plans). While receiving periodic payments pursuant to these Severance Plans, the executive is generally eligible to continue participating in certain of the Company's and/or The Hartford's employee benefit plans, subject, however, to the specific provisions in the respective benefit plans.

     Mr. Marra and Ms. Zlatkus, who are covered by the Senior Executive Plan, have separate agreements that entitle them to certain benefits upon a change of control (see description of such agreements above). For executives who are not covered by such agreements, including Messrs. Znamierowski and Boyko, the Executive Plan contains change of control provisions that provide for the payment of incrementally increased amounts to such executives if, within three years following the change of control, the executive is involuntarily terminated for reasons other than "cause" or due to death or disability (all as defined in such plan). An executive covered by these provisions is generally entitled to receive a lump sum severance payment in an amount that depends primarily on the executive's years of service, but is subject to an aggregate maximum of one and one-half years of such executive's salary. Other benefits due to the executive in these circumstances are governed by the Company's and/or The Hartford's various benefit plans.

                             DIRECTORS' COMPENSATION

     STANDARD FEES. Members of the Board of Directors who are employees of the Company or its subsidiaries or The Hartford or its subsidiaries are not compensated for service on the Board or any of its committees. Compensation for non-employee directors currently consists of an annual retainer fee of $30,000 payable solely in restricted shares of Class A Common Stock pursuant to the 1997 Hartford Life Restricted Stock Plan for Non-Employee Directors (the "Non-Employee Directors Plan") described below, a $1,200 fee for each meeting of the Board attended, a $1,000 fee for each committee meeting attended, and an option to purchase 1,000 shares of Class A Common Stock. In addition, each committee chairperson receives an annual retainer of $1,500. Directors also are reimbursed for travel and related expenses incurred on behalf of the Company.

     RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS. Under the Non-Employee Directors Plan, non-employee directors receive grants of shares of restricted Class A Common Stock as payment for their annual retainer fee. Restricted stock grants are made automatically on the date of each annual meeting of shareholders to each non-employee director elected at, or continuing in office following, the annual meeting. The number of shares of restricted stock is determined by dividing the annual retainer for the year of the award by the closing price per share of the Class A Common Stock as reported on the NYSE as of the date of the award.

     Non-employee directors receiving restricted stock may not sell, assign or otherwise dispose of the stock until the restriction period ends. The restriction period ends upon the earliest to occur of: (i) five years after the grant date, (ii) retirement at age seventy-two, (iii) a "change of control" (as defined in the plan) of the Company or The Hartford, (iv) death, (v) disability or (vi) resignation under certain circumstances, as set forth in the plan. If a non-employee director resigns other than under such circumstances before the restriction period ends, he or she will forfeit his or her restricted shares.

     STOCK OPTIONS. Beginning with the Company's 1999 Annual Meeting of Shareholders, each non-employee director elected at, or continuing in office following, each annual meeting of shareholders is granted on the annual meeting date an option to purchase 1,000 shares of Class A Common Stock at an exercise price equal to the closing price per share of the Class A Common Stock on the NYSE as of the date of grant. Each option may be exercised to purchase one-third of the shares underlying the option after two years from the date of grant and will become fully exercisable after three years from the date of grant. The maximum term of each option is ten years and two days from the date of grant and any unexercised portion will terminate within a certain period of time after a director's termination of service on the Board, unless the termination occurs under certain circumstances, as set forth under the Incentive Stock Plan.

     INSURANCE. The Company provides each non-employee director with $100,000 of group life insurance coverage and $750,000 of accidental death and dismemberment and permanent total disability coverage while he or she is serving on the Board. Non-employee directors may purchase additional benefits under these policies.

                     PERFORMANCE OF THE CLASS A COMMON STOCK

     The graph below compares the yearly percentage change in cumulative shareholder return on the Class A Common Stock for the period from May 22, 1997 through December 31, 1999 with (i) the cumulative total return of the Standard & Poor's 500 Index(R) and (ii) the Merrill Lynch Life Index(R). The figures presented below assume the reinvestment of all dividends into shares of Class A Common Stock on any given dividend payment date and that $100 was invested in Class A Common Stock, in the Standard & Poor's 500 Index(R), and in the Merrill Lynch Life Index(R). Class A Common Stock performance information is provided only since May 22, 1997, the date the Hartford Life IPO was completed, the Company became a public company and trading of the Class A Common Stock on the NYSE began.


COMPANY NAME / INDEX                5/22/97        12/31/97       12/31/98       12/31/99
--------------------                -------        --------       --------       --------
HARTFORD LIFE, INC.- CLASS A          100            161            209            159

S&P 500 INDEX (R)                     100            117            151            183

MERRILL LYNCH LIFE INDEX (R)          100            166            200            177

*The Merrill Lynch Life Index(R) total return reflects the average of the total returns on all of the companies in the index as of 12/31/99. These companies include AFLAC Incorporated (AFL), American General Corporation (AGC), AXA Financial, Inc. (AXF), Conseco, Inc. (CNC), Hartford Life, Inc. (HLI), Jefferson-Pilot Corporation (JP), Lincoln National Corporation (LNC), Nationwide Financial Services, Inc. (NFS), Protective Life Corporation (PL), Reliastar Financial Corp.(RLR), Torchmark Corporation (TMK), and UnumProvident Corporation
(UNM).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                STOCK OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS
                            AND CERTAIN SHAREHOLDERS

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth as of February 29, 2000 the number of shares of Class A Common Stock beneficially owned by each director and nominee for election as a director, by each of the Named Executives, and by the directors and all executive officers as a group:

                                                                           Amount and
             Name of                                                  Nature of Beneficial
         Beneficial Owner                                                Ownership(1)(2)
         ----------------                                             --------------------
Ramani Ayer.........................................................          12,000
Gregory A. Boyko....................................................          39,099
Gail Deegan.........................................................           1,689
Donald R. Frahm.....................................................           7,620
Paul G. Kirk, Jr. ..................................................           3,679
Thomas M. Marra.....................................................         209,227
Robert E. Patricelli................................................           2,337
Robert W. Selander..................................................           4,600
Lowndes A. Smith....................................................         254,827
H. Patrick Swygert..................................................           2,649
Gordon I. Ulmer.....................................................           4,620
Lizabeth Zlatkus....................................................          26,011
David M. Znamierowski...............................................          24,438
David K. Zwiener....................................................           5,000
All directors and executive officers as a group (17 persons)........         675,332

----------------------

(1) Pursuant to regulations of the Securities and Exchange Commission (the "SEC"), shares (i) that may be acquired by directors and executive officers upon exercise of stock options exercisable within sixty days after February 29, 2000, (ii) that have been allocated to the accounts of certain executive officers under The Hartford Investment and Savings Plan and The Hartford Excess Savings Plan based on a valuation of plan accounts as of February 29, 2000, (iii) that have been acquired by directors and executive officers under the Company's Dividend Reinvestment and Cash Payment Plan through February 29, 2000, (iv) that are owned by a director's or executive officer's spouse or minor child or (v) that have been granted under the Incentive Stock Plan or the Non-Employee Directors Restricted Stock Plan and are restricted, but as to which the directors or executive officers have the right to vote, are deemed to be beneficially owned by such directors and executive officers as of such date and are included in the number of shares of Class A Common Stock listed in the table above. Of the number of shares of Class A Common Stock shown above, the following represent shares that may be acquired upon exercise of stock options that are exercisable within sixty days after February 29, 2000 by: Mr. Smith, 195,622 shares; Mr. Marra, 144,880 shares; Ms. Zlatkus, 18,030 shares; Mr. Znamierowski, 19,809 shares; Mr. Boyko, 28,555 shares; and all directors and executive officers as a group, 468,381 shares.

(2) The shares of Class A Common Stock beneficially owned by each person named above do not exceed one percent of the outstanding shares of Class A Common Stock. The shares beneficially owned by the group of directors and executive officers as a whole represent 2.56% of the outstanding shares of Class A Common Stock.

CERTAIN SHAREHOLDERS

     The following table sets forth those persons known to the Company as of February 29, 2000 to be the beneficial owners of more than five percent of each class of the Company's Common Stock. In furnishing the information below, the Company has relied on information filed with the SEC by the beneficial owners.


                                                                              Amount
                                                                            and Nature
                                                                           of Beneficial      Percent of
     Title of Class              Name and Address of Beneficial Owner        Ownership           Class
     --------------              ------------------------------------      -------------      ----------
Class A Common Stock......   FMR Corp.                                        2,824,600(1)      10.9%(2)
                             82 Devonshire Street
                             Boston, MA  02109

Class B Common Stock......   The Hartford Financial Services Group, Inc.    114,000,000(3)       100%
                             690 Asylum Avenue
                             Hartford, CT 06115

----------
 (1) Based on Schedule 13G filed with the SEC on February 14, 2000. The Schedule 13G reported that FMR Corp. has sole voting power with respect to 348,640 shares of Class A Common Stock and sole dispositive power with respect to 2,824,600 shares of Class A Common Stock.

 (2) Calculated on the basis of the number of shares of Class A Common Stock outstanding as of February 29, 2000.

 (3) The shares of Class B Common Stock are held of record by Hartford Accident and Indemnity Company. The 114,000,000 shares of Class B Common Stock represent approximately 95.6% of the combined voting power of all shares of the Class A Common Stock and Class B Common Stock outstanding as of February 29, 2000. Each share of Class B Common Stock may, at the option of the holder thereof, be converted into one share of Class A Common Stock, subject to certain limitations set forth in the Company's restated certificate of incorporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                     CERTAIN RELATIONSHIPS WITH THE HARTFORD

INTERCOMPANY ARRANGEMENTS

     On May 22, 1997, the Company completed the Hartford Life IPO and became a public company that is majority-owned by The Hartford. The Hartford owns all of the outstanding shares of Class B Common Stock of the Company, representing approximately 81.5% of the total equity interest in the Company, and approximately 95.6% of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock as of February 29, 2000.

     In connection with the Hartford Life IPO, The Hartford and the Company entered into various agreements, including a master intercompany agreement, an investment management agreement, a tax sharing agreement and a sublease, the general terms of which are summarized below. The agreements are intended to generally maintain the relationship between The Hartford and the Company in a manner consistent in all material respects with past practice prior to the Hartford Life IPO. The descriptions set forth below are intended to be summaries and are qualified in their entirety by reference to the relevant agreement or form thereof filed with the SEC in connection with the Hartford Life IPO.


MASTER INTERCOMPANY AGREEMENT

     SERVICES. The Hartford and the Company entered into a master intercompany agreement (the "Master Intercompany Agreement"), which provides for those services that The Hartford provides to the Company and that the Company provides to The Hartford. The costs of such services are allocated according to established methodologies determined on an annual basis by The Hartford. These services include, among others, certain corporate relations, executive, government affairs, human resources, legal, investment, finance, real estate, information management, internal audit, cash management, tax and treasury services.

     APPROVAL OF CORPORATE ACTIVITIES. The Master Intercompany Agreement requires that prior to the date on which The Hartford ceases to beneficially own 50% or more of the combined voting power of the Company's Class A Common Stock and Class B Common Stock, neither the Company nor any of its subsidiaries may undertake or agree to undertake certain fundamental corporate actions without the prior written consent of The Hartford. Such actions include material mergers or consolidations or other acquisitions, and certain other transactions.

     REGISTRATION RIGHTS. The Master Intercompany Agreement also provides that, upon the request of The Hartford, the Company will use its best efforts to effect the registration for sale under the applicable federal and state securities laws of any of the shares of the Company's Common Stock beneficially owned by The Hartford, subject to certain limitations. The Hartford also has the right, subject to certain limitations, to "piggy back registration," that is, to include shares of the Company's Common Stock beneficially owned by The Hartford in certain other registrations of such securities initiated by the Company on its own behalf or on behalf of its other stockholders. The Company, subject to the provisions of the Master Intercompany Agreement, is generally obligated to pay all out-of-pocket costs and expenses in connection with each such registration that The Hartford requests or in which The Hartford participates.

     INDEMNIFICATION. The Master Intercompany Agreement further provides for the assumption of liabilities and cross-indemnities allocating liability in respect of the Company's businesses to the Company and in respect of The Hartford's businesses (other than the businesses of the Company and its subsidiaries) to The Hartford. In addition, for those liabilities not specifically arising out of or allocable to either of their respective former or present businesses, the parties will share such liabilities, allocating 30% of the cost of such liabilities to the Company and 70% of the cost of such liabilities to The Hartford. In addition, the Company is responsible for 30% of certain shared liabilities under certain agreements executed in connection with the ITT Spin-Off and for which The Hartford has responsibility thereunder, including tax sharing liabilities.

     LICENSE AND SUBLICENSE. Hartford Fire, a principal subsidiary of The Hartford, granted to the Company a license to use the "Hartford" name, the "Stag" logo and certain other trademarks and service marks. Such license is subject to customary usage restrictions. Subject to certain limitations, each of the licenses is perpetual, except that if The Hartford reduces its beneficial ownership below 50% of the combined voting power of the outstanding voting stock of the Company, Hartford Fire may revoke its license to the Company upon the later of the fifth anniversary of the date of consummation of the Hartford Life IPO or one year after receipt by the Company of written notice of Hartford Fire's intention to revoke the license.

TAX SHARING AGREEMENT AND TAX CONSOLIDATION

     The Hartford and the Company entered into a tax sharing agreement (the "Tax Sharing Agreement") pursuant to which they agreed to allocate federal, state and local tax liabilities between them. So long as The Hartford continues to beneficially own, directly or indirectly, at least 80% of the combined voting power and the value of the outstanding capital stock of the Company, the Company will be included for federal income tax purposes in the consolidated group of which The Hartford is the common parent. However, under the Tax Sharing Agreement, The Hartford and the Company make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company was filing separate federal, state and local income tax returns. With respect to certain tax items, however, such as foreign tax credits, alternative minimum tax credits, net operating losses and net capital losses, the Company's right to reimbursement will be determined based on the usage of such credits or losses by the consolidated group.


INVESTMENT MANAGEMENT AGREEMENTS

     The Hartford and the Company also entered into investment management agreements (the "Investment Management Agreements"). These agreements provide that the investment staff of The Hartford will implement (e.g., selection, purchase and sale of securities) the investment strategies determined by the investment strategy group of the Company and act as advisor to certain of the Company's non-guaranteed separate accounts and mutual funds. The Investment Management Agreements also provide that the Company pay a fee designed to reflect the actual costs of providing such services. The Company paid $26,088,000 in fees in 1999.


SIMSBURY SUBLEASE

     The Company's headquarters, located in Simsbury, Connecticut, is currently leased from a third party by Hartford Fire pursuant to a sale-leaseback arrangement. After the Hartford Life IPO, the Company subleased from Hartford Fire the right to use the headquarters building pursuant to a sublease agreement. Hartford Fire retained the right to purchase the facility and the renewal option in respect of the sale-leaseback arrangement. In addition, a subsidiary of The Hartford owns the land underlying and surrounding the headquarters building. The sublease expires on January 1, 2010. Rental payments are fixed (but not level) over the term of the lease. In 1999, the Company paid rent of $12 million, and it is anticipated that it will pay rent of $21 million in each of 2000, 2001, 2002 and 2003 and $131 million thereafter in the aggregate over the remaining term of the sublease.

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

Date: April 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                                   TITLE                           DATE
             ---------                                   -----                           ----
/s/ Ramani Ayer                                        Chairman                     April 27, 2000
----------------------------------
Ramani Ayer

/s/ Lowndes A. Smith                      President, Chief Executive Officer        April 27, 2000
----------------------------------                   and Director
Lowndes A. Smith

/s/ Thomas M. Marra                             Chief Operating Officer             April 27, 2000
----------------------------------                   and Director
Thomas M. Marra

/s/ David T. Foy                                 Senior Vice President              April 27, 2000
----------------------------------            and Chief Financial Officer
David T. Foy

/s/ Mary Jane B. Fortin                             Vice President                  April 27, 2000
----------------------------------           and Chief Accounting Officer
Mary Jane B. Fortin

/s/ Gail Deegan                                        Director                     April 27, 2000
----------------------------------
Gail Deegan

/s/ Donald R. Frahm                                    Director                     April 27, 2000
----------------------------------
Donald R. Frahm

/s/ Paul G. Kirk, Jr.                                  Director                     April 27, 2000
----------------------------------
Paul G. Kirk, Jr.

/s/ Robert E. Patricelli                               Director                     April 27, 2000
----------------------------------
Robert E. Patricelli

/s/ Robert W. Selander                                 Director                     April 27, 2000
----------------------------------
Robert W. Selander

/s/ H. Patrick Swygert                                 Director                     April 27, 2000
----------------------------------
H. Patrick Swygert

/s/ Gordon I. Ulmer                                    Director                     April 27, 2000
----------------------------------
Gordon I. Ulmer

/s/ David K. Zwiener                                   Director                     April 27, 2000
----------------------------------
David K. Zwiener