Form 10-Q
period 2000-03-31
HARTFORD LIFE INC
filed 2000-05-15
CIK 1032204

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [ ]


As of April 28, 2000, there were outstanding 26,037,391 shares of Class A Common Stock, $0.01 par value per share, and 114,000,000 shares of Class B Common Stock, $0.01 par value per share, of the registrant.


================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
Consolidated Statements of Income - Three Months
Ended March 31, 2000 and 1999                                                 3

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999            4

Consolidated Statements of Changes in Stockholders' Equity -
Three Months Ended March 31, 2000 and 1999                                    5

Consolidated Statements of Cash Flows - Three Months Ended
March 31, 2000 and 1999                                                       6

Notes to Consolidated Financial Statements                                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                  17

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    17

Signature                                                                    18

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          THREE MONTHS
                                                                              ENDED
                                                                             MARCH 31,
                                                                   --------------------------
(In millions, except for per share data)                             2000             1999
(Unaudited)
---------------------------------------------------------------------------------------------
REVENUES
Premiums and other considerations                                  $ 1,064          $   934
Net investment income                                                  382              401
---------------------------------------------------------------------------------------------
    TOTAL REVENUES                                                   1,446            1,335
    -----------------------------------------------------------------------------------------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                         729              755
Amortization of deferred policy acquisition costs                      172              124
Dividends to policyholders                                              41               17
Interest expense                                                        17               17
Other expenses                                                         267              265
---------------------------------------------------------------------------------------------
    TOTAL BENEFITS, CLAIMS AND EXPENSES                              1,226            1,178
    -----------------------------------------------------------------------------------------


    INCOME BEFORE INCOME TAX EXPENSE                                   220              157
Income tax expense                                                      70               51
---------------------------------------------------------------------------------------------

    NET INCOME                                                     $   150          $   106
---------------------------------------------------------------------------------------------

Basic earnings per share                                           $  1.07          $  0.76
Diluted earnings per share                                         $  1.07          $  0.76
---------------------------------------------------------------------------------------------

Weighted average common shares outstanding                           139.9            139.9
Weighted average common shares outstanding and
   dilutive potential common shares                                  140.1            140.3
---------------------------------------------------------------------------------------------

Cash dividends declared per share                                  $  0.10          $  0.09
---------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 31,       DECEMBER 31,
(In millions, except for share data)                                                              2000             1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $17,652 and $17,602)                                                                     $     17,129     $      17,035
 Equity securities, at fair value                                                                      83               153
 Policy loans, at outstanding balance                                                               3,549             4,222
 Other investments                                                                                    475               376
------------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                            21,236            21,786
 Cash                                                                                                  90                89
 Premiums receivable and agents' balances                                                             175               214
 Reinsurance recoverables                                                                             473               449
 Deferred policy acquisition costs                                                                  4,287             4,210
 Deferred income tax                                                                                  431               522
 Other assets                                                                                       1,015             1,111
 Separate account assets                                                                          116,543           110,652
------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                         $    144,250     $     139,033
        ----------------------------------------------------------------------------------------------------------------------

LIABILITIES
 Future policy benefits                                                                      $      6,382     $       6,236
 Other policyholder funds                                                                          15,667            16,873
 Long-term debt                                                                                       650               650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                                      250               250
 Other liabilities                                                                                  2,293             2,066
 Separate account liabilities                                                                     116,543           110,652
------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                         141,785           136,727
        ----------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
 Class A common stock - 600,000,000 shares authorized;
      26,125,994 and 26,122,383 shares issued, par value $0.01                                         --                --
 Class B common stock - 600,000,000 shares authorized;
      114,000,000 shares issued and outstanding, par value $0.01                                        1                 1
 Capital surplus                                                                                    1,281             1,282
 Treasury stock, at cost - 101,585 and 208,536 shares                                                  (5)              (10)
 Accumulated other comprehensive loss
      Net unrealized capital losses on securities, net of tax                                        (319)             (336)
      Cumulative translation adjustments                                                              (10)              (12)
                                                                                            ----------------------------------
      Total accumulated other comprehensive loss                                                     (329)             (348)
                                                                                            ----------------------------------
 Retained earnings                                                                                  1,517             1,381
------------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                                  2,465             2,306
        ----------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    144,250     $    139,033
             -----------------------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


THREE MONTHS ENDED MARCH 31, 2000

                                                                                     ACCUMULATED OTHER
                                                                                   COMPREHENSIVE INCOME
                                                                                          (LOSS)
                                                                                  -----------------------
                                                                                      NET
                                                                                   UNREALIZED
                                                                                     CAPITAL
                                                                                      GAINS
                                                                                    (LOSSES)
                                         CLASS A   CLASS B              TREASURY       ON       CUMULATIVE                TOTAL
                                         COMMON    COMMON     CAPITAL    STOCK,    SECURITIES,  TRANSLATION  RETAINED  STOCKHOLDERS'
   (In millions) (Unaudited)              STOCK     STOCK     SURPLUS    AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               $   -     $    1     $  1,282   $  (10)   $    (336)   $   (12)    $  1,381    $   2,306
Comprehensive income (loss)
Net income                                                                                                       150          150
                                                                                                                        ---------
Other comprehensive income (loss), net
of tax (1)
  Net unrealized capital gains on
    securities (2)                                                                        17                                   17
  Cumulative translation adjustments                                                                  2                         2
                                                                                                                        ---------
Total other comprehensive income (loss)                                                                                        19
                                                                                                                        ---------
    Total comprehensive income (loss)                                                                                         169
                                                                                                                        ---------
Dividends declared                                                                                               (14)         (14)
Issuance of shares under incentive and
     stock purchase plans                                           (1)       7                                                 6
Treasury stock acquired                                                      (2)                                               (2)
-----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2000              $   -     $    1     $  1,281   $   (5)   $    (319)   $   (10)    $  1,517    $   2,465
-----------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 1999

                                                                                     ACCUMULATED OTHER
                                                                                   COMPREHENSIVE INCOME
                                                                                          (LOSS)
                                                                                  -----------------------
                                                                                      NET
                                                                                   UNREALIZED
                                                                                     CAPITAL
                                                                                      GAINS
                                                                                    (LOSSES)
                                         CLASS A   CLASS B              TREASURY       ON       CUMULATIVE                TOTAL
   (In millions) (Unaudited)             COMMON    COMMON     CAPITAL    STOCK,    SECURITIES,  TRANSLATION  RETAINED  STOCKHOLDERS'
                                          STOCK     STOCK     SURPLUS    AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               $    -    $    1     $  1,281   $   (9)   $     263    $    (7)     $   964    $  2,493
Comprehensive income (loss)
Net income                                                                                                       106         106
                                                                                                                        --------
Other comprehensive income (loss), net
of tax (1)
   Net unrealized capital losses on
    securities (2)                                                                      (131)                               (131)
Cumulative translation adjustment                                                                    (8)                      (8)
                                                                                                                        --------
Total other comprehensive income (loss)                                                                                     (139)
                                                                                                                        --------
    Total comprehensive income (loss)                                                                                        (33)
                                                                                                                        --------
Dividends declared                                                                                               (12)        (12)
Issuance of shares under incentive and
     stock purchase plans                                            2        4                                                6
Treasury stock acquired                                                      (2)                                              (2)
-----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 1999              $    -    $    1     $  1,283   $   (7)   $     132    $   (15)     $ 1,058    $  2,452
-----------------------------------------------------------------------------------------------------------------------------------


(1) Net unrealized capital gains (losses) on securities are reflected net of tax provision (benefit) of $9 and ($71) for the three months ended March 31, 2000 and 1999, respectively. There is no tax effect on cumulative translation adjustments.

(2) There were no reclassification adjustments for after-tax gains (losses) realized in net income for the three months ended March 31, 2000 and 1999.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                 --------------------------
(In millions) (Unaudited)                                                                           2000          1999
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                    $     150     $     106
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                                         9             3
   Decrease (increase) in premiums receivable and agents' balances                                      39           (64)
   Decrease in other liabilities                                                                       (92)         (140)
   Change in receivables, payables and accruals                                                         19            80
   Increase (decrease) in accrued tax                                                                   58           (55)
   Decrease in deferred income tax                                                                      81            25
   Increase in deferred policy acquisition costs                                                       (77)          (96)
   Increase in future policy benefits                                                                  146           124
   Decrease in reinsurance recoverables                                                                  7             1
   Other, net                                                                                           51           (21)
---------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                             391           (37)
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                         (1,909)       (1,803)
   Sales of investments                                                                              2,397         3,618
   Maturities and principal paydowns of fixed maturity investments                                     363           559
   Purchase of affiliates and other                                                                    (16)           (7)
---------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                                        835         2,367
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Dividends paid                                                                                      (13)          (12)
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                          (1,216)       (2,300)
   Net issuance of common stock                                                                          4             3
---------------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR FINANCING ACTIVITIES                                                        (1,225)       (2,309)
---------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                  1            21
   Cash - beginning of period                                                                           89            36
---------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                       $      90     $      57
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                                     $     (79)    $      25
Interest                                                                                         $       5     $       5


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 1999 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b)   ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2000, Hartford Life adopted Statement of Position (SOP) No. 98-7, "Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company's financial condition or results of operations.


2.  COMMON STOCK SUBJECT TO PROPOSED ACQUISITION

On March 27, 2000, Hartford Life's Board of Directors received an offer from The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford at a price of $44 per share in cash. As of March 31, 2000, The Hartford owned approximately 81.5 percent of the outstanding shares of common stock of Hartford Life. A special committee consisting of Hartford Life directors not affiliated with The Hartford has been appointed by the Hartford Life Board of Directors to consider the offer. As of May 12, 2000, the committee was considering the offer.


3.  EARNINGS PER SHARE

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

The following table presents a reconciliation of income and shares used in calculating basic earnings per share to those used in calculating diluted earnings per share.

                                                                                 THREE MONTHS ENDED
                                                                       --------------------------------------
                                                                                               PER SHARE
MARCH 31, 2000                                                            INCOME    SHARES       AMOUNT
-------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                             $       150   139.9    $     1.07
                                                                                              ---------------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                             -     0.2
                                                                       --------------------
  Amounts available to common shareholders
     plus assumed conversions                                          $       150   140.1    $     1.07
-------------------------------------------------------------------------------------------------------------

MARCH 31, 1999
-------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Amounts available to common shareholders                             $       106   139.9    $     0.76
                                                                                              ---------------
DILUTED EARNINGS PER SHARE
  Impact of options and contingently issuable shares                             -     0.4
                                                                       --------------------
  Amounts available to common shareholders
     plus assumed conversions                                          $       106   140.3    $     0.76
-------------------------------------------------------------------------------------------------------------

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

Subsequent to the announcement of The Hartford's proposal to acquire all of the outstanding common shares of Hartford Life which The Hartford does not already own, The Hartford and certain members of its Board of Directors, and Hartford Life and the members of its Board of Directors were named as defendants in six similar actions filed in the Chancery Court of Delaware. The plaintiffs in these actions assert, on behalf of themselves and a purported class of other public shareholders of Hartford Life, that The Hartford and the individual director defendants are breaching fiduciary obligations to the public shareholders of Hartford Life and that The Hartford is engaging in unfair dealing by seeking to acquire the publicly-held shares of Hartford Life at an inadequate price. The plaintiffs seek to enjoin the defendants from proceeding with or implementing the proposed transaction or, if it is consummated, to rescind it, as well as compensatory damages and other relief. No motion for preliminary relief has been made by the plaintiffs and the cases are still in a preliminary stage.

(b) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service. The Company's 1996-1997 federal income tax returns are currently under audit by the Internal Revenue Service. Management believes that sufficient provision has been made in the financial statements for issues that may result from tax examinations and other tax related matters for all open tax years.

5.  SEGMENT INFORMATION

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

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 1999 Form 10-K Annual Report. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.

THREE MONTHS ENDED                       Investment       Individual       Employee
MARCH 31, 2000                            Products           Life          Benefits          COLI          Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $        585     $        157     $        520    $        165   $         19  $      1,446
Net income                                    102               18               19               8              3           150
------------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED                       Investment       Individual       Employee
MARCH 31, 1999                            Products           Life          Benefits          COLI          Other        Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $        483     $        133     $        475    $        224   $         20  $      1,335
Net income (loss)                              78               15               17               6            (10)          106
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Company as of March 31, 2000, compared with December 31, 1999, and its results of operations for the three months ended March 31, 2000 compared with the equivalent period in 1999. This discussion should be read in conjunction with the MD&A included in the Company's 1999 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                10
Investment Products                               11
Individual Life                                   12
Employee Benefits                                 12
Corporate Owned Life Insurance (COLI)             13
Investments                                       13
Capital Markets Risk Management                   14
Capital Resources and Liquidity                   16
Regulatory Initiatives and Contingencies          17
Accounting Standards                              17



CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ---------------------
                                                       2000       1999
--------------------------------------------------------------------------
Revenues                                             $  1,446  $  1,335
Expenses                                                1,296     1,229
--------------------------------------------------------------------------
   NET INCOME                                        $    150  $    106
--------------------------------------------------------------------------

Hartford Life has the following reportable segments: Investment Products, Individual Life, Employee Benefits and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

Revenues increased $111, or 8%, and $170, or 15%, excluding the COLI segment where revenues decreased primarily due to the declining block of leveraged COLI business. The increase in revenues was attributable to growth across each of the Company's other operating segments. The revenue growth in the Investment Products segment was, for the most part, due to higher fee income related to the individual annuity and mutual fund operations which is directly attributable to increased assets under management. In addition, Employee Benefits and Individual Life contributed to the increased revenues as a result of sales growth and favorable persistency.

Expenses increased $67, or 5%, and $128, or 13%, excluding the COLI segment where expenses decreased primarily due to the declining block of leveraged COLI business. The increase in expenses was lower than the growth in revenues as the Company continues to be able to create operating leverage by expanding its distribution platform to accelerate sales volume while utilizing technology and prudent expense management to increase productivity. For example, operating expenses as a percentage of average assets under management in the individual annuity operation declined to 18 basis points from 20 basis points in the first quarter of 1999.

Net income increased $44, or 42%, led by a $24, or 31%, increase in the Investment Products segment, where related assets under management grew 28% to $118.3 billion. Additionally, the remaining three operating segments each reported a double digit increase over the prior year. The Company also reported a one-time benefit relating to state income taxes of $8. Excluding this item, net income was up $36, or 34%.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ---------------------
                                                              2000       1999
---------------------------------------------------------------------------------
Investment Products                                         $    102  $     78
Individual Life                                                   18        15
Employee Benefits                                                 19        17
Corporate Owned Life Insurance (COLI)                              8         6
Other                                                              3       (10)
---------------------------------------------------------------------------------
    NET INCOME                                              $    150  $    106
---------------------------------------------------------------------------------

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.


INVESTMENT PRODUCTS

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                2000          1999
--------------------------------------------------------------------------------------
Revenues                                                      $    585     $    483
Expenses                                                           483          405
--------------------------------------------------------------------------------------
   NET INCOME                                                 $    102     $     78
--------------------------------------------------------------------------------------

Individual variable annuity account values                    $ 85,264     $ 65,560
Other individual annuity account values                          8,254        8,503
Other investment products account values                        16,773       14,928
--------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES                                        110,291       88,991
Retail mutual fund assets under management                       7,969        3,210
--------------------------------------------------------------------------------------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT          $118,260     $ 92,201
---------------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $102, or 21%, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $76, or 30%, as related account values grew $19.5 billion, or 26%. The growth in individual annuity account values was mostly due to significant net cash flow, resulting primarily from strong individual annuity sales (including $2.9 billion for the first three months of 2000) and equity market appreciation. In addition, fee income from other investment products increased $24, or 55%, primarily driven by the Company's retail mutual fund operation, where assets under management increased $4.8 billion or 148%. This substantial growth was mostly due to strong sales (including $1.4 billion for the first three months of 2000) and equity market appreciation.

Due to the continued growth in this segment's individual annuity and mutual fund operations, expenses increased $78, or 19%. This increase was driven by amortization of deferred policy acquisition costs, which grew $27, or 26%, and other expenses which increased $25, or 24%. The segment's operating expenses as a percentage of average assets under management declined versus the equivalent prior year period.

Net income increased $24, or 31%, primarily due to the growth in revenues associated with the segment's significant increase in assets under management. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses thus contributing to the segment's earnings growth.

INDIVIDUAL LIFE

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                            2000       1999
------------------------------------------------------------------------------
Revenues                                                 $    157  $    133
Expenses                                                      139       118
------------------------------------------------------------------------------
   NET INCOME                                            $     18  $     15
------------------------------------------------------------------------------

Variable life account values                             $  2,817  $  1,874
Total account values                                     $  5,653  $  4,676
------------------------------------------------------------------------------
Variable life insurance in force                         $ 25,788  $ 17,696
Total life insurance in force                            $ 68,223  $ 61,986
------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $24, or 18%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $27, or 32%, as variable life account values increased $943, or 50%, and variable life insurance in force increased $8.1 billion, or 46%. Expenses increased $21, or 18%, principally due to a $21 increase in amortization of deferred policy acquisition costs associated with the growth in this segment. Net income increased $3, or 20%, primarily due to the higher fee income described above and favorable mortality experience.


EMPLOYEE BENEFITS

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ---------------------
                                                     2000       1999
------------------------------------------------------------------------
Revenues                                           $    520  $    475
Expenses                                                501       458
------------------------------------------------------------------------
   NET INCOME                                      $     19  $     17
------------------------------------------------------------------------

Revenues in the Employee Benefits segment increased $45, or 9%, and excluding buyouts, increased $59, or 13%. This increase was primarily driven by growth in fully insured premiums, excluding buyouts, which increased $50, or 12%, due to favorable persistency of the in force block of business and increased sales to new customers.

Expenses increased $43, or 9%, and $57, or 13%, excluding buyouts. The increase was primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $46, or 13%. However, the loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) of 83.9% remained relatively consistent with the comparable prior year period. The revenue growth described above, coupled with the segment's stable loss ratio, resulted in an increase in net income of $2, or 12%.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ---------------------
                                                           2000       1999
------------------------------------------------------------------------------
Revenues                                                 $    165  $    224
Expenses                                                      157       218
------------------------------------------------------------------------------
   NET INCOME                                            $      8  $      6
------------------------------------------------------------------------------

Variable COLI account values                             $ 12,601  $ 11,761
Leveraged COLI account values                               4,960     6,507
------------------------------------------------------------------------------
    TOTAL ACCOUNT VALUES                                 $ 17,561  $ 18,268
------------------------------------------------------------------------------

COLI revenues decreased $59, or 26%, mostly due to lower net investment income on the leveraged COLI block of business, where related account values decreased $1.5 billion, or 24%, due to the block's downsizing caused by the Health Insurance Portability and Accountability Act of 1996. COLI expenses decreased $61, or 28%, also primarily due to the downsizing of the leveraged COLI business.

Net income increased $2, or 33%, driven primarily by growth in the variable COLI business where account values increased $840, or 7%. In addition, the segment recaptured an in force block of leveraged COLI business in 1998 which also contributed to the increase in net income. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life's 1999 Form 10-K Annual Report.)


INVESTMENTS

Invested assets, excluding separate account assets, totaled $21.2 billion as of March 31, 2000 and were comprised of $17.1 billion of fixed maturities, $3.5 billion of policy loans, equity securities of $83 and other investments of $475. As of December 31, 1999, general account invested assets totaled $21.8 billion and were comprised of $17.0 billion of fixed maturities, $4.2 billion of policy loans, equity securities of $153 and other investments of $376. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loans decreased by $673 from December 31, 1999 as a result of the Company's declining block of leveraged COLI business.

                                                               MARCH 31, 2000            DECEMBER 31, 1999
                                                         ----------------------------------------------------
FIXED MATURITIES BY TYPE                                   FAIR VALUE     PERCENT    FAIR VALUE    PERCENT
-------------------------------------------------------------------------------------------------------------
Corporate                                                 $    7,808       45.6%    $   7,737       45.4%
Asset backed securities                                        2,772       16.2%        2,508       14.7%
Commercial mortgage backed securities                          2,307       13.5%        2,112       12.4%
Municipal - tax-exempt                                         1,264       7.4%         1,108        6.5%
Mortgage backed securities - agency                             919        5.4%           853        5.0%
Short-term                                                      819        4.8%         1,346        7.9%
Collateralized mortgage obligations                             619        3.6%           592        3.5%
Government/Government agencies - Foreign                        322        1.9%           339        2.0%
Government/Government agencies - U.S.                           126        0.7%           229        1.3%
Municipal - taxable                                             112        0.6%           165        1.0%
Redeemable preferred stock                                       61        0.3%            46        0.3%
-------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                               $   17,129     100.0%     $  17,035      100.0%
-------------------------------------------------------------------------------------------------------------

During the first quarter of 2000, the Company continued its investment strategy of increasing its allocation to municipal tax-exempt securities with the objective of increasing after-tax yields, and also increasing its allocation to asset backed securities and commercial mortgage backed securities while reducing its position in short-term investments.

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
(Before-tax)                                                               2000      1999
---------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                    $    308  $    290
Policy loan income                                                            74       111
---------------------------------------------------------------------------------------------
Net investment income - total                                           $    382  $    401
---------------------------------------------------------------------------------------------
Yield on average invested assets (1)                                         6.9%      6.9%
---------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Total net investment income decreased $19, or 5%, primarily due to a 33% decrease in policy loan income associated with the declining block of leveraged COLI business.


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

Please refer to Hartford Life's 1999 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.


CREDIT RISK

The Company invests primarily in securities rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored at regular intervals. Hartford Life is not exposed to any significant credit concentration risk of a single issuer.

The following table identifies fixed maturity securities for the Company's operations by credit quality. The ratings referenced in the table are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

As of March 31, 2000 and December 31, 1999, over 97% of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment-grade securities.

                                                           MARCH 31, 2000             DECEMBER 31, 1999
                                                   -------------------------------------------------------
FIXED MATURITIES BY CREDIT QUALITY                    FAIR VALUE      PERCENT     FAIR VALUE      PERCENT
----------------------------------------------------------------------------------------------------------
U.S. Government/Government agencies                 $    2,201         8.5%      $    2,404        9.3%
AAA                                                      3,902        15.0%           3,535       13.6%
AA                                                       3,346        12.9%           3,199       12.3%
A                                                        8,912        34.4%           8,731       33.6%
BBB                                                      6,004        23.2%           5,816       22.4%
BB and below                                              664          2.6%            559         2.1%
Short-term                                                884          3.4%           1,728        6.7%
----------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                           $    25,913      100.0%      $    25,972     100.0%
----------------------------------------------------------------------------------------------------------


MARKET RISK

Hartford Life has material exposure to both interest rate and equity market risk. The Company employs several risk management tools to quantify and manage market risk arising from its investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities. There have been no material changes in market risk exposures from December 31, 1999.

DERIVATIVE INSTRUMENTS

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in accordance with Company policy and regulatory requirements in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

Derivative activities are monitored by an internal compliance unit and are reviewed frequently by senior management. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated, are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts totaled $9.3 billion and $9.6 billion at March 31, 2000 and December 31, 1999, respectively.

For a further discussion of market risk exposure, including derivative instruments, please refer to Hartford Life's 1999 Form 10-K Annual Report.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $909 and $1.4 billion as of March 31, 2000 and December 31, 1999, respectively.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                     MARCH 31, 2000       DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         $      650            $      650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                        250                   250
  -------------------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                           $      900            $      900
  -------------------------------------------------------------------------------------------------------------------------
Equity excluding net unrealized capital losses on securities, net of tax               $    2,784            $    2,642
Net unrealized capital losses on securities, net of tax                                      (319)                 (336)
---------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                           $    2,465            $    2,306
  -------------------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (1)                                                             $    3,684            $    3,542
  -------------------------------------------------------------------------------------------------------------------------
Debt to equity (1) (2)                                                                         32%                   34%
Debt to capitalization (1) (2)                                                                 24%                   25%
---------------------------------------------------------------------------------------------------------------------------

(1) Excludes net unrealized capital losses on securities, net of tax.

(2) Excluding TruPS, the debt to equity ratios were 23% and 25% as of March 31, 2000 and December 31, 1999, respectively, and the debt to capitalization ratios were 18% as of March 31, 2000 and December 31, 1999.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital losses on securities, net of tax, increased $142, or 4%, as of March 31, 2000, as compared to December 31, 1999. This increase was primarily the result of net income of $150 partially offset by dividends declared of $14. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital losses on securities, net of tax) decreased to 32% and 24% as of March 31, 2000, respectively, from 34% and 25% as of December 31, 1999, respectively.

DIVIDENDS

Hartford Life declared $14 in dividends for the three months ended March 31, 2000 to holders of Class A and Class B Common Stock. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $17 for the three months ended March 31, 2000.

TREASURY STOCK

During the first three months of 2000, to make shares available to employees pursuant to stock based benefit plans, the Company repurchased 40,000 shares of its Class A Common Stock in the open market at a total cost of $2. Shares repurchased in the open market are carried at cost and reflected as a reduction to stockholders' equity. Treasury shares subsequently reissued are reduced from treasury stock on a weighted average cost basis. The Company currently intends to purchase additional shares of its Class A Common Stock to make shares available for its various employee stock based benefit plans.

CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -------------------------
                                                                        2000          1999
---------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                    $     391       $    (37)
Cash provided by investing activities                                     835          2,367
Cash used for financing activities                                     (1,225)        (2,309)
Cash - end of period                                                       90             57
---------------------------------------------------------------------------------------------

The increase in cash provided by (used for) operating activities was primarily the result of increased net income, a federal income tax refund received in the first quarter of 2000 and the timing of the settlement of receivables and payables in the first three months of 2000. The decrease in cash provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during the first quarter of 1999. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

COMMON STOCK SUBJECT TO PROPOSED ACQUISITION

On March 27, 2000, Hartford Life's Board of Directors received an offer from The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford at a price of $44 per share in cash. As of March 31, 2000, The Hartford owned approximately 81.5 percent of the outstanding shares of common stock of Hartford Life. A special committee consisting of Hartford Life directors not affiliated with The Hartford has been appointed by the Hartford Life Board of Directors to consider the offer. As of May 12, 2000, the committee was considering the offer.

REGULATORY INITIATIVES AND CONTINGENCIES

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. It is expected that each of Hartford Life's domiciliary states will adopt the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of the insurance subsidiaries of Hartford Life.

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

Subsequent to the announcement of The Hartford's proposal to acquire all of the outstanding common shares of Hartford Life which The Hartford does not already own, The Hartford and certain members of its Board of Directors, and Hartford Life and the members of its Board of Directors were named as defendants in six similar actions filed in the Chancery Court of Delaware. The plaintiffs in these actions assert, on behalf of themselves and a purported class of other public shareholders of Hartford Life, that The Hartford and the individual director defendants are breaching fiduciary obligations to the public shareholders of Hartford Life and that The Hartford is engaging in unfair dealing by seeking to acquire the publicly-held shares of Hartford Life at an inadequate price. The plaintiffs seek to enjoin the defendants from proceeding with or implementing the proposed transaction or, if it is consummated, to rescind it, as well as compensatory damages and other relief. No motion for preliminary relief has been made by the plaintiffs and the cases are still in a preliminary stage.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibits Index.

(b) Reports on Form 8-K - On March 31, 2000, Hartford Life, Inc. (Hartford Life) filed a report on Form 8-K, under Item 5, Other Events, to report that the Board of Directors of Hartford Life announced that it received on March 27, 2000 an offer from the Board of Directors of The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford.

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



MAY 12, 2000

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX



EXHIBIT #                              DESCRIPTION
---------                              -----------
  27                   Financial Data Schedule is filed herewith.