Form 10-Q
period 2000-06-30
HARTFORD LIFE INC
filed 2000-08-11
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2000

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

                            (860) 547-5000
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No[ ]


As of August 11, 2000 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                PAGE

Consolidated Statements of Income - Second Quarter and
Six Months Ended June 30, 2000 and 1999                                        3

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999              4

Consolidated Statements of Changes in Stockholder's Equity
Six Months Ended June 30, 2000 and 1999                                        5

Consolidated Statements of Cash Flows - Six Months
Ended June 30, 2000 and 1999                                                   6

Notes to Consolidated Financial Statements                                     7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                           10


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      16

Signature                                                                     17

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS




                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             SECOND QUARTER                SIX MONTHS
                                                                 ENDED                        ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                        ---------------------------------------------------
(In millions) (Unaudited)                                  2000           1999          2000           1999
------------------------                                   ----           ----          ----           ----
REVENUES
Premiums and other considerations                       $ 1,100        $   976       $ 2,164        $ 1,910
Net investment income                                       384            381           766            782
Net realized capital losses                                 (43)            --           (43)            --
                                                        -------        -------       -------        -------
      TOTAL REVENUES                                      1,441          1,357         2,887          2,692
                                                        -------        -------       -------        -------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses              792            782         1,521          1,537
Amortization of deferred policy acquisition costs           161            143           333            267
Dividends to policyholders                                    5             10            46             27
Interest expense                                             16             16            33             33
Other expenses                                              301            236           568            501
                                                        -------        -------       -------        -------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                1,275          1,187         2,501          2,365
                                                        -------        -------       -------        -------


       INCOME BEFORE INCOME TAX EXPENSE                     166            170           386            327
Income tax expense                                           20             56            90            107
                                                        -------        -------       -------        -------
       NET INCOME                                       $   146        $   114       $   296        $   220
                                                        -------        -------       -------        -------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     AS OF           AS OF
                                                                                                    JUNE 30,      DECEMBER 31,
(In millions, except for share data)                                                                 2000             1999
------------------------------------                                                                 ----             ----
                                                                                                  (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $17,505 and $17,602)                                                                          $  16,999        $  17,035
 Equity securities, at fair value                                                                       143              153
 Policy loans, at outstanding balance                                                                 3,581            4,222
 Other investments                                                                                      734              376
                                                                                                  ---------        ---------
      Total investments                                                                              21,457           21,786
 Cash                                                                                                    90               89
 Premiums receivable and agents' balances                                                               197              214
 Reinsurance recoverables                                                                               476              449
 Deferred policy acquisition costs                                                                    4,373            4,210
 Deferred income tax                                                                                    470              522
 Other assets                                                                                           984            1,111
 Separate account assets                                                                            114,591          110,652
                                                                                                  ---------        ---------
        TOTAL ASSETS                                                                              $ 142,638        $ 139,033
                                                                                                  ---------        ---------

LIABILITIES
 Future policy benefits                                                                           $   6,556        $   6,236
 Other policyholder funds                                                                            15,555           16,873
 Long-term debt                                                                                         650              650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                                        250              250
 Other liabilities                                                                                    2,423            2,066
 Separate account liabilities                                                                       114,591          110,652
                                                                                                  ---------        ---------
        TOTAL LIABILITIES                                                                           140,025          136,727
                                                                                                  ---------        ---------

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 and 0 shares authorized, issued and outstanding,
        par value $0.01                                                                                  --               --
 Class A common stock - 0 and 600,000,000 shares authorized;
      0 and 26,122,383 shares issued, par value $0.01                                                    --               --
 Class B common stock - 0 and 600,000,000 shares authorized;
      0 and 114,000,000 shares issued and outstanding, par value $0.01                                   --                1
 Capital surplus                                                                                      1,280            1,282
 Treasury stock, at cost - 0 and 208,536 shares                                                          --              (10)
 Accumulated other comprehensive loss
      Net unrealized capital losses on securities, net of tax                                          (306)            (336)
      Cumulative translation adjustments                                                                (10)             (12)
                                                                                                  ---------        ---------
      Total accumulated other comprehensive loss                                                       (316)            (348)
                                                                                                  ---------        ---------
 Retained earnings                                                                                    1,649            1,381
                                                                                                  ---------        ---------
        TOTAL STOCKHOLDER'S EQUITY                                                                    2,613            2,306
                                                                                                  ---------        ---------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                           $ 142,638        $ 139,033
                                                                                                  ---------        ---------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



SIX MONTHS ENDED JUNE 30, 2000


                                                            CLASS A     CLASS B              TREASURY
                                                 COMMON     COMMON      COMMON    CAPITAL    STOCK,
   (In millions) (Unaudited)                      STOCK      STOCK       STOCK     SURPLUS    AT COST
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $     -          -      $    1     $  1,282   $  (10)
Comprehensive income (loss)
Net income

Other comprehensive income (loss),
  net of tax (1)
  Net unrealized capital gains on
  securities (2)

  Cumulative translation adjustments

Total other comprehensive income (loss)

    Total comprehensive income (loss)

Dividends declared
Issuance of shares under incentive and
  stock purchase plans                                                                  1        8
Treasury stock acquired                                                                         (2)
Treasury stock canceled and retired                                                    (4)       4
Class B Common Stock converted to Class A                      1          (1)
Class A Common Stock canceled and retired                     (1)                       1
-------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2000                    $     -          -      $    -     $  1,280   $    -
-------------------------------------------------------------------------------------------------------



                                                  ACCUMULATED OTHER
                                              COMPREHENSIVE INCOME (LOSS)
                                              --------------------------
                                                    NET
                                                 UNREALIZED
                                                  CAPITAL
                                                   GAINS
                                                (LOSSES) ON   CUMULATIVE                    TOTAL
                                                SECURITIES,   TRANSLATION  RETAINED     STOCKHOLDER'S
   (In millions) (Unaudited)                    NET OF TAX    ADJUSTMENTS  EARNINGS        EQUITY
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $    (336)     $   (12)    $   1,381    $    2,306
Comprehensive income (loss)
Net income                                                                    296            296
                                                                                       --------------
Other comprehensive income (loss),
  net of tax (1)
  Net unrealized capital gains on
  securities (2)                                    30                                       30

  Cumulative translation adjustments                               2                          2
                                                                                       --------------
Total other comprehensive income (loss)                                                      32
                                                                                       --------------
    Total comprehensive income (loss)                                                        328
                                                                                       --------------
Dividends declared                                                             (28)          (28)
Issuance of shares under incentive and
  stock purchase plans                                                                       9
Treasury stock acquired                                                                     (2)
Treasury stock canceled and retired                                                           -
Class B Common Stock converted to Class A                                                     -
Class A Common Stock canceled and retired                                                     -
-----------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2000                    $    (306)     $   (10)    $   1,649    $     2,613
-----------------------------------------------------------------------------------------------------



SIX MONTHS ENDED JUNE 30, 1999

                                                                                   ACCUMULATED OTHER
                                                                              COMPREHENSIVE INCOME (LOSS)
                                                                            ----------------------------
                                                                                 NET
                                                                              UNREALIZED
                                                                            CAPITAL GAINS
                                CLASS A    CLASS B              TREASURY     (LOSSES) ON     CUMULATIVE                    TOTAL
                                COMMON     COMMON     CAPITAL    STOCK,       SECURITIES,    TRANSLATION    RETAINED   STOCKHOLDERS'
   (In millions) (Unaudited)     STOCK      STOCK     SURPLUS    AT COST      NET OF TAX     ADJUSTMENTS    EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998      $    -     $    1    $  1,281    $    (9)       $    263      $       (7)    $  964     $    2,493
Comprehensive income (loss)
Net income                                                                                                       220           220
                                                                                                                        ------------
Other comprehensive income
  (loss), net of tax (1)
   Net unrealized capital
   losses on securities (2)                                                         (367)                                     (367)

Cumulative translation
  adjustment                                                                                          (7)                       (7)
                                                                                                                        ------------
Total other comprehensive
    income (loss)                                                                                                             (374)
                                                                                                                        ------------
    Total comprehensive
    income (loss)                                                                                                             (154)
                                                                                                                        ------------
Dividends declared                                                                                               (25)          (25)
Issuance of shares under
   incentive and stock
   purchase plans                                           2          5                                                         7
Treasury stock acquired                                               (3)                                                       (3)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 1999       $   -      $   1    $   1,283   $    (7)       $   (104)      $     (14)   $ 1,159     $    2,318
------------------------------------------------------------------------------------------------------------------------------------

(1) Net unrealized capital gains (losses) on securities are reflected net of tax provision (benefit) of $16 and ($197) for the six months ended June 30, 2000 and 1999, respectively. There is no tax effect on cumulative translation adjustments.

(2) There were reclassification adjustments for after-tax losses realized in net income of $(28) for the six months ended June 30, 2000. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the six months ended June 30,1999.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ----------------------
(In millions) (Unaudited)                                                      2000           1999
-------------------------                                                      ----           ----
OPERATING ACTIVITIES
   Net income                                                               $   296        $   220

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
   Depreciation and amortization                                                  9              8
   Net realized capital losses                                                   28             --
   Decrease (increase) in premiums receivable and agents' balances               17            (54)
   Decrease in other liabilities                                                (96)           (43)
   Change in receivables, payables and accruals                                  70            125
   Increase (decrease) in accrued tax                                           156           (193)
   Decrease in deferred income tax                                               35            134
   Increase in deferred policy acquisition costs                               (163)          (196)
   Increase in future policy benefits                                           320             99
   Decrease in reinsurance recoverables                                           2             86
   Other, net                                                                    65              1
                                                                            -------        -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                 739            187
                                                                            -------        -------

INVESTING ACTIVITIES
   Purchases of investments                                                  (3,401)        (4,665)
   Sales of investments                                                       2,983          5,928
   Maturities and principal paydowns of fixed maturity investments              846          1,051
   Purchase of affiliates and other                                             (42)           (16)
                                                                            -------        -------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                 386          2,298
                                                                            -------        -------

FINANCING ACTIVITIES
   Dividends paid                                                               (27)           (25)
   Net disbursements for investment and universal life-type contracts
     charged against policyholder accounts                                   (1,329)        (2,402)
   Proceeds from parent to retire common stock                                  226             --
   Net issuance of common stock                                                   6              2
                                                                            -------        -------
      NET CASH USED FOR FINANCING ACTIVITIES                                 (1,124)        (2,425)
                                                                            -------        -------
   Net increase in cash                                                           1             60
   Cash - beginning of period                                                    89             36
                                                                            -------        -------
      CASH - END OF PERIOD                                                  $    90        $    96
                                                                            -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes (received) paid                                                $   (74)       $   108
Interest                                                                    $    33        $    33




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)



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

(b)      NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Specifically, it amends SFAS No. 133 so that in interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from or in combination with the benchmark interest rate. For companies that have not adopted SFAS No. 133 before June 15, 2000, SFAS No. 138 must be adopted concurrently with the company's adoption of SFAS No. 133. Initial application of both SFAS No. 133 and SFAS No. 138 for Hartford Life will begin January 1, 2001.

Hartford Life has reviewed its derivative holdings and is in the process of quantifying the impact of SFAS No. 133, as amended by SFAS No. 138. The Company is also assessing what actions, if any, need to be taken to minimize potential volatility, while at the same time maintaining the economic protection needed to support the goals of its business.

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

2.  COMMON STOCK ACQUIRED BY THE HARTFORD

On May 18, 2000, the Board of Directors of Hartford Life approved a cash tender offer from the Board of Directors of The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition) at a price of $50.50 per share, to be followed by the merger of Hartford Life with a wholly-owned subsidiary of The Hartford, with Hartford Life to be the surviving corporation. The cash tender offer expired on June 21, 2000 at 6:00 p.m. (EST) and 21,596,797 shares of Hartford Life Class A Common Stock were acquired pursuant to the tender offer. The Hartford completed the merger of Hartford Life effective June 27, 2000. All Hartford Life stockholders who did not tender their shares (other than The Hartford and its subsidiaries) have the right to receive the same $50.50 per share in cash paid in the tender offer. In June 2000 the Company received $226 from The Hartford for payment related to the non-tendered shares. These proceeds were outstanding and payable as of June 30, 2000, the majority of which were subsequently paid in July 2000.

As a result of the above, all eligible participants of Hartford Life's stock based compensation plans have been converted to The Hartford's stock based compensation plans.



3.  COMMITMENTS AND CONTINGENT LIABILITIES

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

In May 2000, an agreement in principle was reached providing for a settlement of the Delaware Chancery Court (the Court) actions reported in the Company's March 31, 2000 Form 10-Q concerning The Hartford Acquisition. On May 17, 2000, a Memorandum of Understanding was executed by all parties taking into account the final price paid for the public shares and providing for a full release by all class members and named plaintiffs of all claims that were or could have been brought concerning The Hartford Acquisition. The settlement is subject to the execution of a definitive stipulation of settlement after confirmatory discovery and approval by the Court after notice to the members of the proposed settlement class. The Memorandum of Understanding also provides that upon final approval of the settlement, The Hartford will pay plaintiffs' attorneys' fees and costs of up to $2. As of July 31, 2000, the discovery contemplated by the Memorandum of Understanding was completed, but the stipulation of settlement had not been finalized and executed.

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

During the second quarter, the Company reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 years. This settlement resulted in a $24 tax benefit being recorded in the Company's second quarter results of operations.

4.  SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident, long-term care insurance and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations.

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


                          Investment    Individual     Group
JUNE 30, 2000              Products        Life       Benefits       COLI         Other       Total
---------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues             $  587         $  154       $  557       $  170       $  (27)     $1,441
Net income (loss)             110             20           21            8          (13)        146
                           ------         ------       ------       ------       ------      ------
SIX MONTHS ENDED
Total revenues             $1,172         $  311       $1,077       $  335       $   (8)     $2,887
Net income (loss)             212             38           40           16          (10)        296
                           ------         ------       ------       ------       ------      ------



                          Investment     Individual     Group
JUNE 30, 1999              Products         Life       Benefits       COLI        Other       Total
---------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues             $  499         $  140       $  489       $  215       $   14      $1,357
Net income (loss)              81             17           19            8          (11)        114
                           ------         ------       ------       ------       ------      ------
SIX MONTHS ENDED
Total revenues             $  982         $  273       $  964       $  439       $   34      $2,692
Net income (loss)             159             32           36           14          (21)        220
                           ------         ------       ------       ------       ------      ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") as of June 30, 2000, compared with December 31, 1999, and its results of operations for the second quarter and six months ended June 30, 2000 compared with the equivalent periods in 1999. This discussion should be read in conjunction with the MD&A included in the Company's 1999 Form 10-K Annual Report.

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


INDEX

Consolidated Results of Operations                              10
Investment Products                                             11
Individual Life                                                 12
Group Benefits                                                  12
Corporate Owned Life Insurance (COLI)                           13

Investments                                                     13
Capital Resources and Liquidity                                 14
Regulatory Matters and Contingencies                            15
Accounting Standards                                            15




CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                    JUNE 30,                     JUNE 30,
                              2000           1999           2000           1999
                             ------         ------         ------         ------
Revenues                     $1,441         $1,357         $2,887         $2,692
Expenses                      1,295          1,243          2,591          2,472
                             ------         ------         ------         ------
   NET INCOME                $  146         $  114         $  296         $  220
                             ------         ------         ------         ------


Hartford Life has the following reportable segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

Revenues increased $84, or 6%, and $195, or 7%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. Excluding net realized capital losses and the COLI segment, where revenues decreased primarily due to the declining block of leveraged COLI business, revenues increased $172, or 15%, and $342, or 15%, for the respective second quarter and six month periods. The increase in revenues was attributable to growth across each of the Company's other operating segments, particularly the Investment Products segment, where related assets under management grew 18% to $116.5 billion. The revenue growth in the Investment Products segment was primarily due to higher fee income related to the individual annuity and mutual fund operations resulting from the aforementioned increase in assets under management. In addition, Group Benefits and Individual Life contributed to the increased revenues as a result of strong sales and favorable persistency.

Expenses increased $52, or 4%, and $119, or 5%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. Excluding tax benefits (described below) and the COLI segment where expenses decreased primarily due to the declining block of leveraged COLI business, expenses increased $121, or 12%, and $257, or 13%, for the respective second quarter and six month periods. The increase in expenses was lower than the growth in revenues as the Company continues to create operating leverage by expanding its distribution platform to accelerate sales volume while utilizing technology and prudent expense management to increase productivity.

Net income increased $32, or 28%, and $76, or 35%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. This increase was led by the Investment Products segment where net income increased $29, or 36%, and $53, or 33%, for the respective second quarter and six month periods. Additionally, the remaining three operating segments each reported a double digit percentage increase for the six months ended June 30, 2000 as compared to the respective prior year period. The Company also reported a benefit related to federal income taxes of $24 for the second quarter of 2000 (see Note 3 (b) of Notes to Consolidated Financial Statements). This, along with an $8 benefit related to state income taxes in the first quarter of 2000, resulted in a $32 increase to net income for the six months ended June 30, 2000. Partially offsetting this increase, the Company realized $28 of net realized capital losses during the quarter, as discussed in the Investments section. Excluding the tax items and the net realized capital losses, net income was up $36, or 32%, and $72, or 33%, for the respective second quarter and six month periods.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                           SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                            ------------------        ------------------
                                             2000         1999         2000         1999
-------------------------------------       -----        -----        -----        -----
Investment Products                         $ 110        $  81        $ 212        $ 159
Individual Life                                20           17           38           32
Group Benefits                                 21           19           40           36
Corporate Owned Life Insurance (COLI)           8            8           16           14
Other                                         (13)         (11)         (10)         (21)
                                            -----        -----        -----        -----
    NET INCOME                              $ 146        $ 114        $ 296        $ 220
                                            =====        =====        =====        =====


The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.


INVESTMENT PRODUCTS


                                                            SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                              2000           1999           2000           1999
                                                              ----           ----           ----           ----
Revenues                                                   $    587       $    499       $  1,172       $    982
Expenses                                                        477            418            960            823
                                                           --------       --------       --------       --------
   NET INCOME                                              $    110       $     81       $    212       $    159
                                                           --------       --------       --------       --------

Individual variable annuity account values                                               $ 82,264       $ 70,741
Other individual annuity account values                                                     8,624          8,371
Other investment products account values                                                   16,862         15,206
                                                                                         --------       --------
  TOTAL ACCOUNT VALUES                                                                    107,750         94,318
Retail mutual fund assets under management                                                  8,729          4,119
                                                                                         --------       --------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                     $116,479       $ 98,437
                                                                                         ========       ========


Revenues in the Investment Products segment increased $88, or 18%, and $190, or 19%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $60, or 22%, and $136, or 26%, for the respective second quarter and six month periods, as related account values grew $11.8 billion, or 15%, from June 30, 1999. The growth in individual annuity account values was mostly due to strong individual annuity sales (including $5.8 billion for the first six months of 2000) and equity market appreciation. In addition, fee income from other investment products increased $25, or 60%, and $49, or 57%, for the respective second quarter and six month periods, primarily driven by the Company's retail mutual fund operation, where assets under management increased $4.6 billion, or 112%, from June 30, 1999. This substantial growth was mostly due to strong sales (including $2.6 billion for the first six months of 2000) and equity market appreciation.

Due to the continued growth in this segment, particularly the individual annuity and mutual fund operations, expenses increased $59, or 14%, or $137, or 17%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were primarily driven by amortization of deferred policy acquisition costs, which grew $17, or 16%, and $44, or 21%, for the respective second quarter and six month periods and other expenses which increased $41, or 41%, and $66, or 33%, over the respective prior year levels. The segment's operating expenses as a percentage of average assets under management were relatively consistent for the second quarter and six month periods versus the equivalent prior year periods.

Net income increased $29, or 36%, and $53, or 33%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the comparable 1999 periods, primarily due to the growth in revenues associated with the increase in assets under management across the entire segment. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses thus contributing to the segment's earnings growth.


INDIVIDUAL LIFE

                                                  SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   2000           1999         2000         1999
                                                   ----           ----         ----         ----
Revenues                                         $    154        $   140     $    311     $    273
Expenses                                              134            123          273          241
                                                 --------        -------     --------     --------
   NET INCOME                                    $     20        $    17     $     38     $     32
                                                 --------        -------     --------     --------

Variable life account values                                                 $  2,848     $  2,021
Total account values                                                         $  5,695     $  4,834
                                                                             --------     --------
Variable life insurance in force                                             $ 28,503     $ 19,410
Total life insurance in force                                                $ 70,613     $ 63,297
                                                                             ========     ========



Revenues in the Individual Life segment increased $14, or 10%, and $38, or 14%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $14, or 15%, and $41, or 23%, for the respective second quarter and six month periods, as variable life account values increased $827, or 41%, and variable life insurance in force increased $9.1 billion, or 47%, from June 30, 1999.

Expenses increased $11, or 9%, and $32, or 13%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent 1999 periods. The increase in expenses for the second quarter was principally due to an $8, or 14%, increase in benefits, claims and claim adjustment expenses related to the growing block of business. The increase in expenses for the six month period was primarily due to a $21, or 40%, increase in amortization of deferred policy acquisition costs which was also associated with the growth in this segment's variable business. Net income increased $3, or 18%, and $6, or 19%, primarily due to the higher fee income described above, and favorable mortality experience as death benefits through six months remained level with 1999, while life insurance in force increased 12%.


GROUP BENEFITS

                                                 SECOND QUARTER ENDED   SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                    2000      1999       2000       1999
                                                    ----      ----       ----       ----
Revenues                                           $ 557     $ 489     $ 1,077     $ 964
Expenses                                             536       470       1,037       928
                                                   -----     -----     -------     -----
   NET INCOME                                      $  21     $  19     $    40     $  36
                                                   =====     =====     =======     =====



Revenues in the Group Benefits (formerly Employee Benefits) segment increased $68, or 14%, and $113, or 12%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily driven by growth in fully insured premiums, excluding buyouts, which increased $54, or 13%, and $104, or 12%, for the respective second quarter and six month periods, due primarily to favorable persistency of the in force block of business.

Expenses increased $66, or 14%, and $109, or 12%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $45, or 13%, and $91, or 13% for the respective second quarter and six month periods. However, the loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) of 82.4% for the second quarter and 83.2% for the six months ended June 30, 2000, remained relatively consistent with the comparable prior year periods. The revenue growth described above, coupled with the segment's stable loss ratio, resulted in an increase in net income of $2, or 11% and $4, or 11% for the respective second quarter and six month periods.

CORPORATE OWNED LIFE INSURANCE (COLI)


                                             SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                              2000         1999        2000        1999
                                              ----         ----        ----        ----
Revenues                                     $   170     $   215     $   335     $   439
                                             -------     -------     -------     -------
Expenses                                         162         207         319         425
                                             -------     -------     -------     -------
   NET INCOME                                $     8     $     8     $    16     $    14
                                             -------     -------     -------     -------

Variable COLI account values                                         $12,925     $11,833
Leveraged COLI account values                                          4,975       6,197
                                                                     -------     -------
    TOTAL ACCOUNT VALUES                                             $17,900     $18,030
                                                                     =======     =======



COLI revenues decreased $45, or 21%, and $104, or 24%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods. Net investment income decreased $19, or 18%, and $53, or 23%, for the respective second quarter and six month periods primarily due to the leveraged COLI block of business, as related account values decreased $1.2 billion, or 20%, as a result of the downsizing caused by the Health Insurance Portability and Accountability Act of 1996. Revenues also decreased due to lower sales in 2000 as compared to 1999.

Expenses decreased $45, or 22%, and $106, or 25%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods due to the factors described above. Net income was consistent for the second quarters ended June 30, 2000 and 1999, however, net income for the six months ended June 30, 2000 as compared to the equivalent period of 1999 increased $2, or 14%. The increase for the six month period was primarily attributable to the variable COLI business where account values increased $1.1 billion, or 9%, as well as increased earnings associated with a block of leveraged COLI business recaptured in 1998. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life's 1999 Form 10-K Annual Report.)


INVESTMENTS

The table below summarizes Hartford Life's investment results.


                                                           SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
(Before-tax)                                                2000          1999         2000          1999
                                                           -----         -----        -----         -----
Net investment income - excluding policy loan income       $ 312         $ 284        $ 620         $ 574
Policy loan income                                            72            97          146           208
                                                           -----         -----        -----         -----
Net investment income - total                              $ 384         $ 381        $ 766         $ 782
                                                           -----         -----        -----         -----
Yield on average invested assets(1)                          7.0%          6.9%         6.9%          6.7%
                                                           ------        -----        -----         -----
Realized capital losses                                    $ (43)        $  --        $ (43)        $  --
                                                           -----         ------       -----         -----



(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loan income, increased $28, or 10%, and $46, or 8%, for the second quarter and six months ended June 30, 2000, respectively, as compared to the equivalent prior year periods, primarily due to higher yields earned on new investments. Policy loan income decreased approximately $25, or 26%, and $62, or 30%, for the respective second quarter and six month periods due to the declining block of leveraged COLI business.

Net realized capital losses for the second quarter and six months ended June 30, 2000 increased by $43 compared to the respective prior year periods primarily as a result of portfolio re-balancing.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.1 billion and $1.4 billion as of June 30, 2000 and December 31, 1999, respectively.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                JUNE 30, 2000    DECEMBER 31, 1999
                                                                                -------------    -----------------
Long-term debt                                                                     $   650            $   650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                 250                250
                                                                                   -------            -------
  TOTAL DEBT                                                                       $   900            $   900
                                                                                   -------            -------
Equity excluding net unrealized capital losses on securities, net of tax           $ 2,919            $ 2,642
Net unrealized capital losses on securities, net of tax                               (306)              (336)
                                                                                   -------            -------
  TOTAL STOCKHOLDER'S EQUITY                                                       $ 2,613            $ 2,306
                                                                                   -------            -------
  TOTAL CAPITALIZATION(1)                                                          $ 3,819            $ 3,542
                                                                                   -------            -------
Debt to equity(1)(2)                                                                    31%                34%
Debt to capitalization(1)(2)                                                            24%                25%
                                                                                   -------            -------


(1)   Excludes net unrealized capital losses on securities, net of tax.

(2) Excluding TruPS, the debt to equity ratios were 22% and 25% as of June 30, 2000 and December 31, 1999, respectively, and the debt to capitalization ratios were 17% and 18% as of June 30, 2000 and December 31, 1999, respectively.


CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital losses on securities, net of tax, increased $277, or 8%, as of June 30, 2000, as compared to December 31, 1999. This increase was primarily the result of net income of $296 partially offset by dividends declared of $28. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital losses on securities, net of tax) decreased to 31% and 24% as of June 30, 2000, respectively, from 34% and 25% as of December 31, 1999, respectively.

DIVIDENDS

Hartford Life declared $28 in dividends for the six months ended June 30, 2000 to holders of Class A and Class B Common Stock. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared and paid to the Company dividends of $71 for the six months ended June 30, 2000.

TREASURY STOCK

During the first six months of 2000, to make shares available to employees pursuant to stock based benefit plans, the Company repurchased 40,000 shares of its Class A Common Stock in the open market at a total cost of $2. Shares repurchased in the open market were carried at cost and reflected as a reduction to stockholders' equity. Treasury shares reissued were reduced from treasury stock on a weighted average cost basis.

As a result of The Hartford Financial Services Group, Inc.'s (The Hartford's) acquisition of all common shares of Hartford Life not already owned by The Hartford during the second quarter, the Company canceled the remaining 80,152 treasury shares with a cost basis of $4.

CASH FLOWS

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         2000              1999
                                                         ----              ----
Cash provided by operating activities                  $   739          $   187
Cash provided by investing activities                      386            2,298
Cash used for financing activities                      (1,124)          (2,425)
Cash - end of period                                        90               96
                                                       -------          -------


The increase in cash provided by operating activities was primarily the result of increased net income, a federal income tax refund received in the first quarter of 2000, an increase in future policy benefits associated with growth in the business and the timing of the settlement of receivables and payables in the first six months of 2000. The decrease in cash provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during the six months of 1999. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

COMMON STOCK ACQUIRED BY THE HARTFORD

On May 18, 2000, the Board of Directors of Hartford Life approved a cash tender offer from the Board of Directors of The Hartford for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford at a price of $50.50 per share, to be followed by the merger of Hartford Life with a wholly-owned subsidiary of The Hartford, with Hartford Life to be the surviving corporation. The cash tender offer expired on June 21, 2000 at 6:00 p.m. (EST) and 21,596,797 shares of Hartford Life Class A Common Stock were acquired pursuant to the tender offer. The Hartford completed the merger of Hartford Life effective June 27, 2000. All Hartford Life stockholders who did not tender their shares (other than The Hartford and its subsidiaries) have the right to receive the same $50.50 per share in cash paid in the tender offer. In June 2000 the Company received $226 from The Hartford for payment related to the non-tendered shares. These proceeds were outstanding and payable as of June 30, 2000, the majority of which were subsequently paid in July 2000.


REGULATORY MATTERS AND CONTINGENCIES

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

In May 2000, an agreement in principle was reached providing for a settlement of the Delaware Chancery Court (the Court) actions reported in the Company's March 31, 2000 Form 10-Q concerning The Hartford Acquisition. On May 17, 2000, a Memorandum of Understanding was executed by all parties taking into account the final price paid for the public shares and providing for a full release by all class members and named plaintiffs of all claims that were or could have been brought concerning The Hartford Acquisition. The settlement is subject to the execution of a definitive stipulation of settlement after confirmatory discovery and approval by the Court after notice to the members of the proposed settlement class. The Memorandum of Understanding also provides that upon final approval of the settlement, The Hartford will pay plaintiffs' attorneys' fees and costs of up to $2. As of July 31, 2000, the discovery contemplated by the Memorandum of Understanding was completed, but the stipulation of settlement had not been finalized and executed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - See Exhibits Index.

 (b) Reports on Form 8-K - On May 18, 2000, Hartford Life, Inc. (Hartford Life) filed a report on Form 8-K, under Item 5, Other Events, to report that the Board of Directors of Hartford Life approved a cash tender offer from the Board of Directors of The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford at a price of $50.50 per share.

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



                               HARTFORD LIFE, INC.




                               /s/ Mary Jane B. Fortin
                               -------------------------------------------
                               Mary Jane B. Fortin
                               Vice President and Chief Accounting Officer





AUGUST 11, 2000

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX




EXHIBIT #                           DESCRIPTION
---------                           -----------
3.01          Amended and Restated Certificate of Incorporation of Hartford Life,
              Inc. ("Hartford Life" or the "Company"), amended effective June 27,
              2000 is filed herewith.

3.02          Amended and Restated By-Laws of the Company, amended effective June
              27, 2000 is filed herewith.

4.01          Amended and Restated Certificate of Incorporation and By-Laws of the
              Company (included as Exhibits 3.01 and 3.02, respectively).

27            Financial Data Schedule is filed herewith.