Form 10-Q
period 2000-09-30
HARTFORD LIFE INC
filed 2000-11-14
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 2000

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


     As of November 13, 2000 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

     The registrant meets the conditions set forth in General Instruction H (1)
     (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






                  PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
                                                                                                           ----
                  Consolidated Statements of Income - Third Quarter and
                  Nine Months Ended September 30, 2000 and 1999                                              3

                  Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                     4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Nine Months Ended September 30, 2000 and 1999                                              5

                  Consolidated Statements of Cash Flows - Nine
                  Months Ended September 30, 2000 and 1999                                                   6

                  Notes to Consolidated Financial Statements                                                 7


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                       10


                  PART II.  OTHER INFORMATION

                  ITEM 1.  LEGAL PROCEEDINGS                                                                16

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 16

                  Signature                                                                                 17

                          PART I. FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS




                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                            THIRD QUARTER                 NINE MONTHS
                                                               ENDED                         ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                        ---------------------        ----------------------
(In millions) (Unaudited)                                2000          1999           2000           1999
                                                        -------       -------        -------        -------

REVENUES
Premiums and other considerations                       $ 1,179       $ 1,044        $ 3,343        $ 2,954
Net investment income                                       408           381          1,174          1,163
Net realized capital losses                                  --            (5)           (43)            (5)
                                                        -------       -------        -------        -------
      TOTAL REVENUES                                      1,587         1,420          4,474          4,112
                                                        -------       -------        -------        -------


BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses              812           745          2,333          2,282
Amortization of deferred policy acquisition costs           179           150            512            417
Dividends to policyholders                                    7            70             53             97
Interest expense                                             17            17             50             50
Other expenses                                              353           271            921            772
                                                        -------       -------        -------        -------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                1,368         1,253          3,869          3,618
                                                        -------       -------        -------        -------


       INCOME BEFORE INCOME TAX EXPENSE                     219           167            605            494
Income tax expense                                           67            48            157            155
                                                        -------       -------        -------        -------

       NET INCOME                                       $   152       $   119        $   448        $   339
                                                        -------       -------        -------        -------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     AS OF            AS OF
                                                                                  SEPTEMBER 30,    DECEMBER 31,
(In millions, except for share data)                                                 2000             1999
                                                                                  -------------    ------------
                                                                                  (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $17,846 and $17,602)                                                           $  17,528        $  17,035
 Equity securities, at fair value                                                        128              153
 Policy loans, at outstanding balance                                                  3,598            4,222
 Other investments                                                                       830              376
                                                                                   ---------        ---------
      Total investments                                                               22,084           21,786
 Cash                                                                                    143               89
 Premiums receivable and agents' balances                                                206              214
 Reinsurance recoverables                                                                515              449
 Deferred policy acquisition costs                                                     4,447            4,210
 Deferred income tax                                                                     492              522
 Other assets                                                                          1,122            1,111
 Separate account assets                                                             118,585          110,652
                                                                                   ---------        ---------
        TOTAL ASSETS                                                               $ 147,594        $ 139,033
                                                                                   ---------        ---------

LIABILITIES
 Future policy benefits                                                            $   6,773        $   6,236
 Other policyholder funds                                                             15,694           16,873
 Long-term debt                                                                          650              650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                         250              250
 Other liabilities                                                                     2,781            2,066
 Separate account liabilities                                                        118,585          110,652
                                                                                   ---------        ---------
        TOTAL LIABILITIES                                                            144,733          136,727
                                                                                   ---------        ---------

STOCKHOLDER'S EQUITY
 Common Stock -- 1,000 and 0 shares authorized, issued and outstanding,
        par value $0.01                                                                   --               --
 Class A common stock -- 0 and 600,000,000 shares authorized;
      0 and 26,122,383 shares issued, par value $0.01                                     --               --
 Class B common stock -- 0 and 600,000,000 shares authorized;
      0 and 114,000,000 shares issued and outstanding, par value $0.01                    --                1
 Capital surplus                                                                       1,280            1,282
 Treasury stock, at cost -- 0 and 208,536 shares                                          --              (10)
 Accumulated other comprehensive loss
      Net unrealized capital losses on securities, net of tax                           (195)            (336)
      Cumulative translation adjustments                                                 (11)             (12)
                                                                                   ---------        ---------
      Total accumulated other comprehensive loss                                        (206)            (348)
                                                                                   ---------        ---------
 Retained earnings                                                                     1,787            1,381
                                                                                   ---------        ---------
        TOTAL STOCKHOLDER'S EQUITY                                                     2,861            2,306
                                                                                   ---------        ---------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $ 147,594        $ 139,033
                                                                                   ---------        ---------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                       ACCUMULATED OTHER
                                                                                      COMPREHENSIVE INCOME
                                                                                             (LOSS)
                                                                                     ------------------------
                                                                                         NET
                                                                                      UNREALIZED
                                                                                       CAPITAL
                                                                                        GAINS
                                                                                       (LOSSES)
                                               CLASS A  CLASS B           TREASURY        ON        CUMULATIVE
                                      COMMON   COMMON    COMMON  CAPITAL    STOCK,    SECURITIES,  TRANSLATION
   (In millions) (Unaudited)           STOCK    STOCK    STOCK   SURPLUS   AT COST    NET OF TAX   ADJUSTMENTS
                                      -------  -------  -------  -------  --------   ------------  -----------

Balance, December 31, 1999            $    --  $    --  $     1  $ 1,282   $   (10)     $  (336)     $   (12)
Comprehensive income
Net income

Other comprehensive income, net of
  tax (1)
  Net unrealized capital gains on
    securities (2)                                                                          141
  Cumulative translation adjustments                                                                       1

Total other comprehensive income

    Total comprehensive income

Dividends declared
Issuance of shares under incentive
     and stock purchase plans                                          1         8
Treasury stock acquired                                                         (2)
Treasury stock canceled and retired                                   (4)        4
Class B Common Stock converted to
  Class A                                            1       (1)
Class A Common Stock canceled and
  retired                                           (1)                1
                                      -------  -------  -------  -------   -------      -------      -------
    BALANCE, SEPTEMBER 30, 2000       $    --  $    --  $    --  $ 1,280   $    --      $  (195)     $   (11)
                                      =======  =======  =======  =======   =======      =======      =======


                                                    TOTAL
                                      RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)          EARNINGS      EQUITY
                                      --------   --------------

Balance, December 31, 1999             $ 1,381      $ 2,306
Comprehensive income
Net income                                 448          448
                                                    -------
Other comprehensive income, net of
  tax (1)
  Net unrealized capital gains on
    securities (2)                                      141
  Cumulative translation adjustments                      1
                                                    -------
Total other comprehensive income                        142
                                                    -------
    Total comprehensive income                          590
                                                    -------
Dividends declared                         (42)         (42)
Issuance of shares under incentive
     and stock purchase plans                             9
Treasury stock acquired                                  (2)
Treasury stock canceled and retired                      --
Class B Common Stock converted to
  Class A                                                --
Class A Common Stock canceled and
  retired                                                --
                                       -------      -------
    BALANCE, SEPTEMBER 30, 2000        $ 1,787      $ 2,861
                                       =======      =======


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                              ACCUMULATED OTHER
                                                                             COMPREHENSIVE INCOME
                                                                                   (LOSS)
                                                                            -----------------------
                                                                               NET
                                                                            UNREALIZED
                                                                             CAPITAL
                                                                              GAINS
                                                                             (LOSSES)
                                         CLASS A  CLASS B          TREASURY     ON      CUMULATIVE                TOTAL
                                         COMMON   COMMON  CAPITAL   STOCK,  SECURITIES, TRANSLATION  RETAINED   STOCKHOLDERS'
   (In millions) (Unaudited)             STOCK     STOCK  SURPLUS  AT COST  NET OF TAX  ADJUSTMENTS  EARNINGS      EQUITY
                                        -------  -------  -------  -------  ----------  -----------  --------   -------------

Balance, December 31, 1998              $  --    $    1   $ 1,281  $   (9)  $     263     $    (7)     $  964     $    2,493
Comprehensive income (loss)
Net income                                                                                                339            339
                                                                                                                  ----------
Other comprehensive income (loss), net
   of tax (1)
   Net unrealized capital losses on
     securities (2)                                                              (478)                                  (478)
Cumulative translation adjustment                                                              (3)                        (3)
                                                                                                                  ----------
Total other comprehensive income (loss)                                                                                 (481)
                                                                                                                  ----------
    Total comprehensive income (loss)                                                                                   (142)
                                                                                                                  ----------
Dividends declared                                                                                        (38)           (38)
Issuance of shares under incentive and
     stock purchase plans                                      2        7                                                  9
Treasury stock acquired                                                (5)                                                (5)
                                        -----    ------   -------  ------   ---------     --------     ------     ----------
    BALANCE, SEPTEMBER 30, 1999         $  --    $    1   $ 1,283  $   (7)  $    (215)    $    (10)    $1,265     $    2,317
                                        =====    ======   =======  ======   =========     ========     ======     ==========


(1) Net unrealized capital gains (losses) on securities are reflected net of tax provision (benefit) of $76 and ($257) for the nine months ended September 30, 2000 and 1999, respectively. There is no tax effect on cumulative translation adjustments.

(2) There were reclassification adjustments for after-tax losses realized in net income of $(28) for the nine months ended September 30, 2000. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the nine months ended September 30,1999.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                            ----------------------
(In millions) (Unaudited)                                                                    2000           1999
                                                                                            -------        -------
OPERATING ACTIVITIES
   Net income                                                                               $   448        $   339
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                                  7              9
   Net realized capital losses                                                                   43              5
   Decrease (increase) in premiums receivable and agents' balances                                8            (72)
   Increase (decrease) in other liabilities                                                     166           (111)
   Change in receivables, payables and accruals                                                  69            190
   Increase (decrease) in accrued tax                                                           243           (208)
   (Increase) decrease in deferred income tax                                                   (46)           188
   Increase in deferred policy acquisition costs                                               (237)          (261)
   Increase in future policy benefits                                                           537            270
   (Increase) decrease in reinsurance recoverables                                              (50)           161
   Other, net                                                                                    65           (158)
                                                                                            -------        -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                               1,253            352
                                                                                            -------        -------
INVESTING ACTIVITIES
   Purchases of investments                                                                  (5,208)        (6,151)
   Sales of investments                                                                       4,096          7,208
   Maturities and principal paydowns of fixed maturity investments                            1,234          1,431
   Purchase of affiliates and other                                                             (99)           (12)
                                                                                            -------        -------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  23          2,476
                                                                                            -------        -------
FINANCING ACTIVITIES
   Dividends paid                                                                               (41)           (38)
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                   (1,187)        (2,769)
   Proceeds from parent to retire common stock                                                  226             --
   Payments to retire common stock                                                             (226)            --
   Net issuance of common stock                                                                   6              2
                                                                                            -------        -------
      NET CASH USED FOR FINANCING ACTIVITIES                                                 (1,222)        (2,805)
                                                                                            -------        -------
   Net increase in cash                                                                          54             23
   Cash -- beginning of period                                                                   89             36
                                                                                            -------        -------
      CASH -- END OF PERIOD                                                                 $   143        $    59
                                                                                            -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes paid                                                                           $    60        $   114
Interest                                                                                    $    37        $    37


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

(b)      NEW ACCOUNTING STANDARDS

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of SFAS No. 125". SFAS No. 140 carries forward most of SFAS No. 125's provisions without amendment. However, it revises criteria for accounting for certain transfers of financial assets and the reporting and disclosure requirements for collateral arrangements. SFAS No. 140's disclosure requirements must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transactions and commitments occurring after March 31, 2001. Implementation of the accounting provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after December 15, 2000. While the Company is currently in the process of quantifying the impact of EITF No. 99-20, the consensus provisions are not expected to have a material impact on the Company's financial condition or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires, among other things, that all derivatives be carried on the balance sheet at fair value. SFAS No. 133 also specifies hedge accounting criteria under which a derivative can qualify for special accounting. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk, the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for Hartford Life will begin January 1, 2001. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial condition or results of operations. However, the FASB's Derivative Implementation Group continues to deliberate on multiple issues, the resolution of which could have a significant impact on the Company's expectations.

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

2.  COMMON STOCK ACQUIRED BY THE HARTFORD

On May 18, 2000, the Board of Directors of Hartford Life approved a cash tender offer from the Board of Directors of The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition) at a price of $50.50 per share, to be followed by the merger of Hartford Life with a wholly-owned subsidiary of The Hartford, with Hartford Life, Inc. to be the surviving corporation. The cash tender offer expired on June 21, 2000 at 6:00 p.m. (EST) and 21,596,797 shares of Hartford Life Class A Common Stock were acquired pursuant to the tender offer. The Hartford completed the merger of Hartford Life effective June 27, 2000. All Hartford Life, Inc. stockholders who did not tender their shares (other than The Hartford and its subsidiaries) have the right to receive the same $50.50 per share in cash paid in the tender offer. In June 2000 the Company received $226 from The Hartford for payment related to the non-tendered shares, which were subsequently paid during the third quarter 2000.

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

In October 2000, the definitive terms of a stipulation of settlement were agreed by the parties in the Delaware Chancery Court (the Court) actions reported in the Company's March 31, 2000 and June 30, 2000 Form 10-Q's concerning The Hartford Acquisition. The stipulation of settlement takes into account the increased compensation The Hartford paid for Hartford Life's public shares and provides for a release by all class members and named plaintiffs of all claims that were or could have been brought concerning The Hartford Acquisition. The stipulation of settlement is subject to preliminary approval by the Court, after which notice will be given to the members of the proposed settlement class of their right to appear in court and contest final court approval of the settlement. Upon the Court's final approval, the settlement provides that The Hartford will pay plaintiffs' attorneys' fees and costs of up to $2 as awarded by the Court.

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

During the second quarter of 2000, the Company reached a settlement with the Internal Revenue Service with respect to certain tax matters for the 1993-1995 tax years. The settlement resulted in a $24 tax benefit being recorded in the Company's second quarter results of operations.

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


                         Investment   Individual    Group
SEPTEMBER 30, 2000        Products      Life       Benefits       COLI        Other          Total
                         ----------   ----------   --------      ------       ------        ------
THIRD QUARTER ENDED
Total revenues            $  605       $  164       $  553       $  239       $   26        $1,587
Net income (loss)            105           19           23            9           (4)          152
                          ------       ------       ------       ------       ------        ------
NINE MONTHS ENDED
Total revenues            $1,777       $  475       $1,630       $  574       $   18        $4,474
Net income (loss)            317           57           63           25          (14)          448
                          ------       ------       ------       ------       ------        ------


                         Investment   Individual    Group
SEPTEMBER 30, 1999        Products      Life       Benefits       COLI        Other         Total
                         ----------   ----------   --------      ------       ------        ------
THIRD QUARTER ENDED
Total revenues            $  517       $  148       $  529       $  220       $    6        $1,420
Net income (loss)             83           19           21            8          (12)          119
                          ------       ------       ------       ------       ------        ------
NINE MONTHS ENDED
Total revenues            $1,499       $  421       $1,493       $  659       $   40        $4,112
Net income (loss)            242           51           57           22          (33)          339
                          ------       ------       ------       ------       ------        ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") as of September 30, 2000, compared with December 31, 1999, and its results of operations for the third quarter and nine months ended September 30, 2000 compared with the equivalent periods in 1999. This discussion should be read in conjunction with the MD&A included in the Company's 1999 Form 10-K Annual Report.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic, business and legislative conditions that are less favorable than anticipated, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those described in the forward-looking statements herein.

INDEX

Consolidated Results of Operations                              10
Investment Products                                             11
Individual Life                                                 12
Group Benefits                                                  12
Corporate Owned Life Insurance (COLI)                           13
Investments                                                     13
Capital Resources and Liquidity                                 14
Regulatory Matters and Contingencies                            15
Accounting Standards                                            15

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY          THIRD QUARTER ENDED        NINE MONTHS ENDED
                              SEPTEMBER 30,              SEPTEMBER 30,
                           -------------------       -------------------
                            2000         1999         2000         1999
                           ------       ------       ------       ------
Revenues                   $1,587       $1,420       $4,474       $4,112
Expenses                    1,435        1,301        4,026        3,773
                           ------       ------       ------       ------
   NET INCOME              $  152       $  119       $  448       $  339
                           ======       ======       ======       ======

Hartford Life has the following reportable segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

Revenues increased $167, or 12%, and $362, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. The increases in revenues were attributable to growth across each of the Company's primary operating segments, particularly the Investment Products segment, where related assets under management, which include mutual funds, grew 23% from this time last year to $119.2 billion. The revenue growth in the Investment Products segment was primarily due to higher fee income related to the individual annuity and mutual fund operations resulting from the increase in assets under management described above. Group Benefits and Individual Life also contributed to the increased revenues as a result of favorable persistency and strong sales. Additionally, for the third quarter the COLI segment's revenues increased primarily due to fees generated from strong sales. Partially offsetting the growth in the nine month period was a decline in the COLI segment's revenues primarily due to the declining block of leveraged COLI business.

Expenses increased $134, or 10%, and $253, or 7%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases in expenses were primarily related to growth in the Company's principal operating segments.

Net income increased $33, or 28%, and $109, or 32%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were led by the Investment Products segment where net income increased $22, or 27%, and $75, or 31%, for the respective third quarter and nine month periods. Additionally, the remaining three operating segments each reported earnings growth in excess of 10% for the nine month period. Hartford Life also reported a benefit related to the settlement of certain federal tax matters of $24 for the second quarter of 2000 (see Note 3 (b) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes in the first quarter of 2000, resulted in $32 of tax benefits for the nine months ended September 30, 2000. Partially offsetting the increase for the nine month period, the Company realized $28 of net realized capital losses during the second quarter, as discussed in the Investments section. Excluding the tax items and the net realized capital losses, net income increased $105, or 31%, for the nine months ended September 30, 2000.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                           THIRD QUARTER ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                            ------------------        ------------------
                                             2000         1999         2000         1999
                                            -----        -----        -----        -----
Investment Products                         $ 105        $  83        $ 317        $ 242
Individual Life                                19           19           57           51
Group Benefits                                 23           21           63           57
Corporate Owned Life Insurance (COLI)           9            8           25           22
Other                                          (4)         (12)         (14)         (33)
                                            -----        -----        -----        -----
    NET INCOME                              $ 152        $ 119        $ 448        $ 339
                                            =====        =====        =====        =====

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.


INVESTMENT PRODUCTS

                                                           THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          -----------------------       -----------------------
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Revenues                                                  $    605       $    517       $  1,777       $  1,499
Expenses                                                       500            434          1,460          1,257
                                                          --------       --------       --------       --------
  NET INCOME                                              $    105       $     83       $    317       $    242
                                                          --------       --------       --------       --------

Individual variable annuity account values                                              $ 83,009       $ 68,848
Other individual annuity account values                                                    8,955          8,419
Other investment products account values                                                  17,368         14,858
                                                                                        --------       --------
  TOTAL ACCOUNT VALUES                                                                   109,332         92,125
Mutual fund assets under management                                                        9,868          4,584
                                                                                        --------       --------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                     $119,200       $ 96,709
                                                                                        ========       ========

Revenues in the Investment Products segment increased $88, or 17%, and $278, or 19%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods, primarily due to higher fee income in the individual annuity and mutual fund operations. Fee income generated by individual annuities increased $62, or 22%, and $198, or 24%, for the respective third quarter and nine month periods, as related account values grew $14.7 billion, or 19%, from September 30, 1999. The growth in individual annuity account values was mostly due to strong individual annuity sales (including $8.5 billion for the first nine months of 2000) and equity market appreciation. In addition, fee income from other investment products increased $27, or 59%, and $76, or 58%, for the respective third quarter and nine month periods, primarily driven by the Company's mutual fund operation, where assets under management increased $5.3 billion, or 115%, from September 30, 1999. This substantial growth was mostly due to strong sales (including $3.9 billion for the first nine months of 2000) and equity market appreciation.

Due to the continued growth in this segment, particularly the individual annuity and mutual fund operations, expenses increased $66, or 15%, and $203, or 16%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. These increases were primarily driven by amortization of deferred policy acquisition costs, which grew $30, or 27%, and $74, or 23%, for the respective third quarter and nine month periods and other expenses which increased $26, or 23%, and $92, or 29%, over the respective prior year levels. The segment's operating expenses as a percentage of average assets under management declined slightly for the third quarter and nine months ended versus the respective prior year periods.

Net income increased $22, or 27%, and $75, or 31%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the respective prior year periods, primarily due to the growth in revenues associated with the increase in assets under management across the entire segment. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses thus contributing to the segment's earnings growth.

INDIVIDUAL LIFE

                                                   THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                               -------------------------     -------------------------
                                                   2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Revenues                                       $      164     $      148     $      475     $      421
Expenses                                              145            129            418            370
                                               ----------     ----------     ----------     ----------
  NET INCOME                                   $       19     $       19     $       57     $       51
                                               ----------     ----------     ----------     ----------

Variable life account values                                                 $    3,019     $    2,101
Total account values                                                         $    5,879     $    4,925
                                                                             ----------     ----------
Variable life insurance in force                                             $   30,787     $   21,122
Total life insurance in force                                                $   72,651     $   64,655
                                                                             ==========     ==========

Revenues in the Individual Life segment increased $16, or 11%, and $54, or 13%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods, resulting primarily from higher fee income associated with the growing block of variable life insurance. Fee income increased $15, or 15%, and $56, or 20%, for the respective third quarter and nine month periods, as variable life account values increased $918, or 44%, and variable life insurance in force increased $9.7 billion, or 46%, from September 30, 1999.

Expenses increased $16, or 12%, and $48, or 13%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent 1999 periods. The increases in expenses were primarily due to a $9, or 14%, and $10, or 5%, increase in benefits, claims and claim adjustment expenses for the respective third quarter and nine month periods and other expenses which increased $8, or 40%, and $17, or 27%, over the respective prior year levels. These increases were associated with the growth in this segment as indicated above. Additionally, for the nine month period, amortization of deferred policy acquisition costs increased $20, or 22%, primarily associated with the growth in this segment's variable business.

Net income for the third quarter was consistent with the equivalent prior year period, as increased fee income was offset by higher mortality costs. Net income for the nine month period increased $6, or 12%, primarily due to higher fee income as year-to-date mortality experience was essentially in line with prior year.

GROUP BENEFITS

                   THIRD QUARTER ENDED        NINE MONTHS ENDED
                      SEPTEMBER 30,              SEPTEMBER 30,
                   -------------------       -------------------
                    2000         1999         2000         1999
                   ------       ------       ------       ------
Revenues           $  553       $  529       $1,630       $1,493
Expenses              530          508        1,567        1,436
                   ------       ------       ------       ------
  NET INCOME       $   23       $   21       $   63       $   57
                   ======       ======       ======       ======

Revenues in the Group Benefits segment increased $24, or 5%, and $137, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily driven by growth in fully insured premiums, excluding buyouts, which increased $45, or 10%, and $149, or 12%, for the respective third quarter and nine month periods, due primarily to favorable persistency of the in force block of business, as well as new sales.

Expenses increased $22, or 4%, and $131, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $49, or 14%, and $140, or 13%, for the respective third quarter and nine month periods due to growth in this segment described above.

Net income increased $2, or 10%, and $6, or 11%, for the respective third quarter and nine month periods. These increases were driven by higher revenues and improved expense ratios (expenses as a percentage of earned premiums) excluding buyouts, which were partially offset by a slightly higher loss ratio (loss costs as a percentage of earned premiums).

CORPORATE OWNED LIFE INSURANCE (COLI)

                                     THIRD QUARTER ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                    ---------------------       --------------------
                                      2000          1999          2000          1999
                                    -------       -------       -------       -------
Revenues                            $   239       $   220       $   574       $   659
Expenses                                230           212           549           637
                                    -------       -------       -------       -------
  NET INCOME                        $     9       $     8       $    25       $    22
                                    -------       -------       -------       -------

Variable COLI account values                                    $15,497       $11,980
Leveraged COLI account values                                     4,998         5,784
                                                                -------       -------
  TOTAL ACCOUNT VALUES                                          $20,495       $17,764
                                                                =======       =======

COLI revenues increased $19, or 9%, for the third quarter ended September 30, 2000, from the respective prior year period, while for the nine month period, revenues decreased $85, or 13%. The revenue increase in the third quarter was primarily due to an increase in fee income of $22, or 19%, associated with strong sales of $2.5 billion in the third quarter 2000.

For the nine month period, revenues decreased primarily due to a decline in net investment income of $56, or 17%. This decline was primarily due to the leveraged COLI block of business, as related account values decreased $786, or 14%, as a result of the downsizing caused by the Health Insurance Portability and Accountability Act of 1996.

Expenses increased $18, or 8%, for the third quarter, while expenses for the nine month period decreased $88, or 14%, respectively, as compared to the equivalent prior year periods due to the factors described above.

Net income increased $1, or 13%, and $3, or 14%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increase was primarily attributable to the variable COLI business where account values increased $3.5 billion, or 29%, as well as increased earnings associated with a block of leveraged COLI business recaptured in 1998. (For a discussion of the MBL Recapture, see the Capital Resources and Liquidity section in Hartford Life's 1999 Form 10-K Annual Report.)

INVESTMENTS

The table below summarizes Hartford Life's investment results.

                                                            THIRD QUARTER ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ---------------------          -----------------------
(Before-tax)                                                 2000           1999            2000            1999
                                                           -------        -------         -------         -------
Net investment income - excluding policy loan income       $   324        $   291         $   944         $   865
Policy loan income                                              84             90             230             298
                                                           -------        -------         -------         -------
Net investment income - total                              $   408        $   381         $ 1,174         $ 1,163
                                                           -------        -------         -------         -------
Yield on average invested assets (1)                           7.4%           6.9%            7.0%            6.7%
                                                           -------        -------         -------         -------
Realized capital losses                                    $    --        $    (5)        $   (43)        $    (5)
                                                           -------        -------         -------         -------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loan income, increased $33, or 11%, and $79, or 9%, for the third quarter and nine months ended September 30, 2000, respectively, as compared to the equivalent prior year periods. The increases were primarily due to a higher interest rate environment which resulted in an increase in yields on invested assets. Policy loan income decreased approximately $6, or 7%, and $68, or 23%, for the respective third quarter and nine month periods due to the declining block of leveraged COLI business.

Net realized capital losses for the third quarter ended September 30, 2000 decreased $5 compared to the prior year period, mostly due to a $5 loss from the sale of Hartford Life Insurance Company Canada Holding, Inc. in the third quarter of 1999. For the nine months ended September 30, 2000, net realized capital losses increased by $38 compared to the prior year period, primarily as a result of portfolio re-balancing in prior quarters.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $964 and $1.4 billion as of September 30, 2000 and December 31, 1999, respectively.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                 SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                                 ------------------    ------------------
Long-term debt                                                                         $   650              $   650
                                                                                       -------              -------
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                     250                  250
                                                                                       -------              -------
  TOTAL DEBT                                                                           $   900              $   900
                                                                                       -------              -------
Equity excluding net unrealized capital losses on securities, net of tax               $ 3,056              $ 2,642
Net unrealized capital losses on securities, net of tax                                   (195)                (336)
                                                                                       -------              -------
  TOTAL STOCKHOLDER'S EQUITY                                                           $ 2,861              $ 2,306
                                                                                       -------              -------
  TOTAL CAPITALIZATION (1)                                                             $ 3,956              $ 3,542
                                                                                       -------              -------
Debt to equity (1) (2)                                                                      29%                  34%
Debt to capitalization (1) (2)                                                              23%                  25%
                                                                                       -------              -------

(1)  Excludes net unrealized capital losses on securities, net of tax.

(2) Excluding TruPS, the debt to equity ratios were 21% and 25% as of September 30, 2000 and December 31, 1999, respectively, and the debt to capitalization ratios were 16% and 18% as of September 30, 2000 and December 31, 1999, respectively.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital losses on securities, net of tax, increased $414, or 12%, as of September 30, 2000, as compared to December 31, 1999. This increase was primarily the result of net income of $448 partially offset by dividends declared of $42. As a result, both the debt to equity and debt to capitalization ratios (both excluding net unrealized capital losses on securities, net of tax) decreased to 29% and 23% as of September 30, 2000, respectively, from 34% and 25% as of December 31, 1999, respectively.

COMMON STOCK ACQUIRED BY THE HARTFORD

On May 18, 2000, the Board of Directors of Hartford Life approved a cash tender offer from the Board of Directors of The Hartford Financial Services Group, Inc. (The Hartford) for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition) at a price of $50.50 per share, to be followed by the merger of Hartford Life with a wholly-owned subsidiary of The Hartford, with Hartford Life, Inc. to be the surviving corporation. The cash tender offer expired on June 21, 2000 at 6:00 p.m. (EST) and 21,596,797 shares of Hartford Life Class A Common Stock were acquired pursuant to the tender offer. The Hartford completed the merger of Hartford Life effective June 27, 2000. All Hartford Life, Inc. stockholders who did not tender their shares (other than The Hartford and its subsidiaries) have the right to receive the same $50.50 per share in cash paid in the tender offer. In June 2000 the Company received $226 from The Hartford for payment related to the non-tendered shares, which were subsequently paid during the third quarter 2000.

DIVIDENDS

Hartford Life declared $14 in dividends for the third quarter ended September 30, 2000 to Hartford Fire Insurance Company. Prior to The Hartford Acquisition, Hartford Life declared $28 in dividends for the six months ended June 30, 2000 to holders of Class A and Class B Common Stock. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared and paid to the Company dividends of $74 for the nine months ended September 30, 2000.

TREASURY STOCK

During the first six months ended June 30, 2000, to make shares available to employees pursuant to stock based benefit plans, the Company repurchased 40,000 shares of its Class A Common Stock in the open market at a total cost of $2. Shares repurchased in the open market were carried at cost and reflected as a reduction to stockholders' equity. Treasury shares reissued were reduced from treasury stock on a weighted average cost basis.

As a result of The Hartford Acquisition during the second quarter, the Company canceled the remaining 80,152 treasury shares with a cost basis of $4.

CASH FLOWS

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            ----------------------
                                             2000           1999
                                            -------        -------
Cash provided by operating activities       $ 1,253        $   352
Cash provided by investing activities            23          2,476
Cash used for financing activities           (1,222)        (2,805)
Cash -- end of period                           143             59
                                            -------        -------

The increase in cash provided by operating activities was primarily the result of increased net income, a federal income tax refund received in the first quarter of 2000, an increase in future policy benefits associated with growth in the business and the timing of the settlement of receivables and payables in the first nine months of 2000. The decrease in cash provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during the nine months of 1999. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.


REGULATORY MATTERS AND CONTINGENCIES

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (SAP) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. Each of Hartford Life's domiciliary states has adopted the SAP and the Company will make the necessary changes required for implementation. The Company has not yet determined the impact that the SAP will have on the statutory financial statements of the insurance subsidiaries of Hartford Life.

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

In October 2000, the definitive terms of a stipulation of settlement were agreed by the parties in the Delaware Chancery Court (the Court) actions reported in the Company's March 31, 2000 and June 30, 2000 Form 10-Q's concerning The Hartford Acquisition. The stipulation of settlement takes into account the increased compensation The Hartford paid for Hartford Life's public shares and provides for a release by all class members and named plaintiffs of all claims that were or could have been brought concerning The Hartford Acquisition. The stipulation of settlement is subject to preliminary approval by the Court, after which notice will be given to the members of the proposed settlement class of their right to appear in court and contest final court approval of the settlement. Upon the Court's final approval, the settlement provides that The Hartford will pay plaintiffs' attorneys' fees and costs of up to $2 as awarded by the Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits -- See Exhibits Index.

 (b) Reports on Form 8-K -- None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HARTFORD LIFE, INC.




                                 /s/  Mary Jane B. Fortin
                                 -----------------------------------------------
                                 Mary Jane B. Fortin
                                 Vice President and Chief Accounting Officer





NOVEMBER 13, 2000

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 EXHIBITS INDEX





     EXHIBIT #                   DESCRIPTION
     ---------                   -----------
          27           Financial Data Schedule is filed herewith.