Form 10-K
period 2000-12-31
HARTFORD LIFE INC
filed 2001-03-29
CIK 1032204

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of March 28, 2001 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[HARTFORD LIFE LOGO]

Hartford Life, Inc. and its subsidiaries (Hartford Life) is a leading financial services and insurance organization providing investment products such as variable annuities and mutual funds, individual and corporate owned life insurance and group benefits products.

A subsidiary of The Hartford Financial Services Group, Inc., Hartford Life is the nation's largest writer of individual variable annuities, the number three writer of group disability insurance, a top provider of individual variable life insurance and offers the fastest growing non-proprietary family of mutual funds.





                                    CONTENTS


           ITEM   DESCRIPTION                                                               PAGE
PART I       1    Business of Hartford Life*                                                  3
             2    Properties*                                                                11
             3    Legal Proceedings                                                          11
             4    **

PART II      5    Market for Hartford Life's Common Stock and Related Stockholder Matters    11
             6    **
             7    Management's Discussion and Analysis of Financial Condition and Results
                  of Operations*                                                             12
            7A    Quantitative and Qualitative Disclosures About Market Risk                 32
             8    Financial Statements and Supplementary Data                                32
             9    Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                   32

PART III    10    **
            11    **
            12    **
            13    **

PART IV     14    Exhibits, Financial Statements, Schedules and Reports on Form 8-K          32
                  Signatures                                                                II-1
                  Exhibits Index                                                            II-2

* Item prepared in accordance with General Instruction I(2) of Form 10-K ** Item omitted in accordance with General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS OF HARTFORD LIFE

(Dollar amounts in millions, unless otherwise stated)

GENERAL

Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company"), an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) investment products, including variable annuities, fixed market value adjusted (MVA) annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) individual life insurance for income protection and estate planning to approximately 500,000 customers,
(iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance. According to the latest publicly available data, with respect to the United States, the Company is the largest writer of individual variable annuities based on sales for the year ended December 31, 2000 and the third largest writer of group disability insurance based on sales for the nine months ended September 30, 2000. In addition, the Company offers a retail-oriented mutual fund family that is the fastest in history to reach $10 billion in assets. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of Hartford Life's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. The Company is the third largest consolidated life insurance group based on statutory assets as of December 31, 1999.

Hartford Life, together with The Hartford, strives to maintain and enhance its position as a market leader within the financial services industry and to maximize shareholder value. The Company has pursued a strategy of developing and selling diverse and innovative products through multiple distribution channels, continuously developing and expanding those distribution channels, achieving cost efficiencies through economies of scale and improved technology, maintaining effective risk management and prudent underwriting techniques and capitalizing on its brand name and customer recognition of The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In the past year, Hartford Life's total assets under management, which include $11.4 billion of third party assets invested in the Company's mutual funds, increased 7% to $155.1 billion at December 31, 2000. Hartford Life generated $6.0 billion in revenues and net income of $575 in 2000.

ORGANIZATION

Hartford Life, Inc., a Delaware corporation, was formed in December 1996 as a direct subsidiary of Hartford Accident and Indemnity Company (HA&I) and an indirect subsidiary of The Hartford. Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (The Hartford Acquisition). As a result of The Hartford Acquisition, Hartford Life again became a wholly-owned subsidiary of The Hartford. Additional information regarding the organization of the business and The Hartford Acquisition may be found in Notes 1 and 3 of Notes to Consolidated Financial Statements, respectively.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations. Additional information regarding the cash flow and liquidity needs of Hartford Life, Inc. may be found in the Capital Resources and Liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of fourteen mutual funds. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company.

On January 25, 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group and referred to as "Fortis") for $1.12 billion in cash. The Company will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be accounted for as a purchase transaction. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

DISTRIBUTION

Hartford Life utilizes a multiple channel distribution network which provides a distinct competitive advantage in selling products and services to a broad cross-section of customers throughout varying economic and market cycles. In particular, the Company has developed an extensive network of banks and broker-dealers, which is one of the largest in the industry, including over 1,500 national, regional and independent broker-dealers and approximately 500 banks. Consistent with this strategy, in 1998, the Company purchased all the outstanding shares of PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively, "PLANCO"), the nation's largest wholesaler of individual annuities and the Company's primary wholesale distributor of The Director(R) variable annuity and retail mutual funds, thus securing an important distribution channel. In connection with the previously mentioned acquisition of Fortis, Hartford Life will broaden its reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 3,000 registered representatives. Additionally, the Company continues to expand its opportunity to sell through financial institutions. As of September 30, 2000, the Company was selling products through 24 of the nation's 25 largest retail banks, including proprietary relationships with 10 of the top 25. The Company's broad distribution network has enabled the Company to introduce new products and services in an effective manner and allows the Company significant opportunity to access its customer base. Hartford Life sells variable annuities, mutual funds, fixed MVA annuities, variable life insurance and retirement plan services through its broker-dealer and bank distribution systems.

PRODUCTS

It is Hartford Life's belief that, as Americans journey through life, they have specific needs related to building and preserving their financial resources. The Company's goal is to be the "official supplier" of that journey -- the preferred source of financial solutions for both individuals and employers, as well as the financial professionals who serve them. To achieve this goal, Hartford Life has focused its efforts on offering products that provide mechanisms for saving (e.g. mutual funds), planning for retirement (e.g. annuities) and protecting and preserving income and wealth (e.g. individual life, group life and group disability). To ensure that it is able to meet the emerging opportunities that will arise for individuals pursuing their dreams in the new millennium, the Company expects to continue to expend significant resources and development efforts in creating innovative new products and services.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

Hartford Life maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company's individual annuity products as a percentage of total individual annuity account values reduced by more than half, declining from 43 basis points in 1992 to 21 basis points in 2000. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life was awarded the 2000 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the fifth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award's existence. Also, The Hartford Mutual Funds, Inc. have been named the leading mid-sized fund complex in the industry for top service providers, according to a survey of broker-dealers conducted by DALBAR Inc.

RISK MANAGEMENT

Hartford Life's product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2000, the Company had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

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

REPORTING SEGMENTS

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Latin America and the Far East. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life's segments may be found in the MD&A and Note 17 of Notes to Consolidated Financial Statements.

INVESTMENT PRODUCTS

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. From December 31, 1995 to December 31, 2000, this segment's assets under management grew to $116.0 billion from $43.9 billion, a five year compounded annual growth rate of 21%. Investment Products generated revenues of $2.4 billion, $2.0 billion and $1.8 billion in 2000, 1999 and 1998, respectively, of which individual annuities accounted for $1.5 billion, $1.4 billion and $1.1 billion of total Investment Products revenues in 2000, 1999 and 1998, respectively. Net income in the Investment Products segment was $424 in 2000, a 28% increase over 1999.

Hartford Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Hartford Life is a market leader in the annuity industry with sales of $10.7 billion, $10.9 billion and $10.0 billion in 2000, 1999 and 1998, respectively. According to Variable Annuity and Research Data Service (VARDS), Hartford Life was the number one writer of individual variable annuities in the United States for 2000, 1999 and 1998 with sales of $9.0 billion, $10.3 billion and $9.9 billion, respectively. In addition, the Company was the number one seller of individual variable annuities through banks in 2000, 1999 and 1998, according to Kenneth Kehrer Associates (a leading consultant to banks).

The Company's total account value related to individual annuity products was $87.2 billion as of December 31, 2000. Of this total account value, $78.2 billion, or 90%, related to individual variable annuity products and $9.0 billion, or 10%, related primarily to fixed MVA annuity products.

Hartford Life is emerging as a significant participant in the mutual fund business. The Company is among the top providers of retirement products and services, including asset management and plan administration, to municipalities pursuant to Section 457 and plans to corporations under Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "Section 401(k)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (GICs).

As previously mentioned, in January 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. annuity and mutual fund businesses of Fortis. This acquisition is expected to increase assets under management in the Company's fast growing mutual fund business by over 30%, as well as solidify the Company's number one position in variable annuities. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

Principal Products

Individual Variable Annuities -- Hartford Life earns fees, based on the policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges ranging initially from 6% to 8% of the contract's initial deposit less withdrawals which reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets in 2000, 1999 and 1998 did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $78.2 billion as of December 31, 2000, has grown significantly from $13.1 billion as of December 31, 1994 due to strong net cash flow, the result of a high level of sales, low levels of surrenders and equity market appreciation. Approximately 96% and 95% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2000 and 1999, respectively.

The assets underlying the Company's variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (Wellington), Putnam Financial Services, Inc. (Putnam), American Funds, MFS Investment Management (MFS), Franklin Templeton Group and Morgan Stanley Dean Witter InterCapital, Inc. All have an interest in the continued growth in sales of the Company's products and greatly enhance the marketability of the Company's annuities and the strength of its product offerings. Two of the industry's top twenty leading variable annuities, (based on sales for the year ended 2000) The Director(R) and Putnam Hartford Capital Manager Variable Annuity, are sponsored by Hartford Life and are managed in part by Wellington and Putnam, respectively. The Hartford Leaders, a multi-manager variable annuity introduced in July 1999, combines the product manufacturing, wholesaling and service capabilities of Hartford Life with the investment management expertise of three of the nation's most successful investment management organizations, American Funds, Franklin Templeton Group and MFS. The Hartford Leaders has proved to be a strong product from inception and is poised to join The Director(R) and Putnam Hartford Capital Manager Variable Annuity as an industry leader.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately seven years. Sales of the Company's fixed MVA annuities increased during 2000 as a result of the higher interest rate environment making 2000 the best sales year for this product since 1995. Account values of fixed MVA annuities were $9.0 billion and $8.4 billion as of December 31, 2000 and 1999, respectively.

Mutual Funds -- In September 1996, the Company launched a family of retail mutual funds. The Company provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of fourteen mutual funds. These funds are managed by Wellington and Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford. The Company has entered into agreements with over 750 financial services firms to distribute these mutual funds.

The Company charges management fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

According to Strategic Insight (a mutual fund research and consulting organization), The Hartford Mutual Funds, Inc. reached $10 billion in assets faster than any other retail-oriented fund family in history. Eight of the fourteen funds have Morningstar ratings and all eight have three-, four- or five-star ratings as of December 31, 2000. Total retail mutual fund sales were $5.2 billion, $3.3 billion and $1.6 billion in 2000, 1999 and 1998, respectively.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. As of December 31, 2000, the Company administered over 1,400 Section 401(k) plans.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different funds, both fixed income and equity, to the employees in Section 457 plans. Generally, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2000, the Company administered over 2,000 Section 457 plans.

Institutional Liabilities -- The Company also sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's property-casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Marketing and Distribution

The Investment Products distribution network is based on management's strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's individual annuities to customers is consummated).

Hartford Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2000, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 10 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. In August 1998, the Company completed the purchase of all outstanding shares of PLANCO, a primary wholesaler of the Company's individual annuities and mutual funds. PLANCO is the nation's largest wholesaler of individual annuities and has played a significant role in Hartford Life's growth over the past decade. As a wholesaler, PLANCO distributes Hartford Life's fixed and variable annuities, mutual funds and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. This acquisition secured an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. As a result of court decisions and regulatory actions, national banks may become more significant competitors in the future for insurers which sell annuities. The 1999 Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

INDIVIDUAL LIFE

The Individual Life segment sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. Life insurance in force increased 13% to $75.1 billion as of December 31, 2000 from $66.7 billion as of December 31, 1999. Account values grew 8% to $5.8 billion as of December 31, 2000 from $5.4 billion as of December 31, 1999. The Individual Life segment generated revenues of $640, $584 and $567 in 2000, 1999 and 1998, respectively. Net income in the Individual Life segment was $79 in 2000, an 11% increase over 1999.

As previously mentioned, in January 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance business of Fortis. This acquisition will add significant scale to the Company's individual life business, and according to data provided by Tillinghast-Towers Perrin, Hartford Life will move to third largest from fifth largest writer of variable life insurance in the United States based upon new premium sales. It will also broaden the Company's reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 3,000 registered representatives. (For additional information, see the Capital Resources and Liquidity section of the MD&A under "Subsequent Event".)

Principal Products

The trend in the individual life industry has been a shift away from traditional products and fixed universal life insurance towards variable life (including variable universal life) insurance products, in which Hartford Life has been on the leading edge. In 2000, of the Company's new sales of individual life insurance, 89% was variable life and 10% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life -- Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company's single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $2.9 billion and $2.6 billion as of December 31, 2000 and 1999, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $2.1 billion and $2.0 billion as of December 31, 2000 and 1999, respectively.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of Hartford Life, who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years to over 210 individuals and expects to continue to increase the number of wholesalers in the future.

Competition

The Individual Life segment competes with approximately 1,500 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors and the quality of underwriting and customer service.

GROUP BENEFITS

The Group Benefits segment sells group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by Life Insurance Marketing and Research Association (LIMRA), the Company, based on sales, was the third largest provider of group disability insurance and the fourth largest writer of group term life insurance in the United States for the nine months ended September 30, 2000. Generally, policies sold in this segment are term insurance, typically with one or two year rate guarantees. These rate guarantees allow the Company to make adjustments in rate or terms of its policies in order to minimize the adverse effect of various market trends. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. As of December 31, 2000 and 1999, the Company had group disability reserves of $2.0 billion and $1.8 billion and group life reserves of $601 and $560, respectively. The Group Benefits segment generated revenues of $2.2 billion, $2.0 billion and $1.8 billion in 2000, 1999 and 1998, respectively, of which group disability insurance accounted for $939, $860 and $763 and group life insurance accounted for $687, $654 and $593 of total Group Benefits revenues in 2000, 1999 and 1998, respectively. Net income in the Group Benefits segment was $90 in 2000, a 14% increase over 1999.

Principal Products

Group Disability -- Hartford Life is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the "small case" and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

Hartford Life has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant's return to work and thereby contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90 or 180 day waiting period and generally continue providing benefits until the employee reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

Group Life -- Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their deaths. In addition, the Company offers premium waivers and accidental death and dismemberment coverage to employee groups.

Other -- Hartford Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third-party administrator. The Company provides Medicare Supplement, travel accident, hospital indemnity and other coverages (including group life and group disability) primarily to individual members of various associations as well as employee groups.

Marketing and Distribution

Hartford Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets. The Company expanded its sales office system during 1999, by increasing the sales force and the number of sales offices by about 25% and 15%, respectively. The Company will continue to expand the system over the coming years in areas that have the highest growth potential. The Company will also continue to develop alternative distribution channels to sell its products, such as sales to employers through brokers, consultants and third-party administrators as well as to multiple employer groups through its relationships with trade associations. In keeping with its strategy of developing multiple distribution channels, the Company signed an agreement in January 2001 with Wausau Benefits, Inc., the country's tenth largest third-party administrator, to sell its group life and group disability products.

Competition

Competitive factors primarily affecting Group Benefits are the variety and quality of products offered, the price quoted for coverage and services, the Company's relationships with its third-party distributors and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years, while other major carriers have exited the market.

CORPORATE OWNED LIFE INSURANCE (COLI)

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the Health Insurance Portability Act of 1996 (HIPA Act of 1996), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities. Variable COLI account values were $15.9 billion and $12.4 billion as of December 31, 2000 and 1999, respectively.

Leveraged COLI account values decreased to $5.0 billion as of December 31, 2000 from $5.7 billion as of December 31, 1999, primarily due to the HIPA Act of 1996. Although COLI revenues decreased in 2000 to $767 from $831 in 1999, COLI net income increased 13%, to $34 in 2000.

OTHER MATTERS

RESERVES

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of Hartford Life establish and carry as liabilities actuarially determined reserves which are calculated to meet their future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Hartford Life's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information may be found in the Reserves section of the MD&A.

REGULATION AND PREMIUM RATES

Insurance companies are subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

Most states have enacted legislation that regulates insurance holding company systems such as Hartford Life. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

REINSURANCE

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2000, the maximum amount of life insurance retained on any one life by any one of the life operations was approximately $2.5.

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

For further discussion of Hartford Life's approach to managing risks, see the Investments and Capital Markets Risk Management sections of the MD&A, as well as
Note 4 of Notes to Consolidated Financial Statements.

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

INSOLVENCY FUND

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Guaranty Fund".

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Proposals".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

EMPLOYEES

Hartford Life had approximately 5,600 employees at February 28, 2001.

ITEM 2. PROPERTIES

Hartford Life's principal executive offices are located in Simsbury, Connecticut. The Company's home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), an indirect subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to Hartford Life by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

PART II

ITEM 5. MARKET FOR HARTFORD LIFE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are ultimately owned by The Hartford. As of March 28, 2001 the Company had issued and outstanding 1,000 shares of Common Stock at $0.01 par value per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of December 31, 2000, compared with December 31, 1999, and its results of operations for the years ended December 31, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein or in Part I of the Company's Form 10-K, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond Hartford Life's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are less favorable than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX
--------------------------------------------------------------------------------
Consolidated Results of Operations                                            12
Investment Products                                                           14
Individual Life                                                               15
Group Benefits                                                                16
Corporate Owned Life Insurance (COLI)                                         17
Reserves                                                                      17
Investments                                                                   18
Capital Markets Risk Management                                               20
Capital Resources and Liquidity                                               27
Regulatory Matters and Contingencies                                          30
Effect of Inflation                                                           31
Accounting Standards                                                          31


CONSOLIDATED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Hartford Life provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; individual and corporate owned life insurance; and, group benefit products such as group life and group disability insurance.

Hartford Life derives its revenues principally from: (a) fee income, including asset management fees on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable life products, and mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

Hartford Life's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

Hartford Life's profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, claims management and operating efficiencies, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers.

OPERATING SUMMARY

                                                              2000         1999
--------------------------------------------------------------------------------
Fee income                                                 $ 2,484      $ 2,105
Earned premiums and other                                    2,002        1,874
Net investment income                                        1,592        1,562
Net realized capital losses                                    (88)          (5)
--------------------------------------------------------------------------------
          TOTAL REVENUES                                     5,990        5,536
--------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses               3,162        3,054
Insurance expenses and other                                 1,236        1,057
Amortization of deferred policy acquisition costs              671          568
Dividends to policyholders                                      67          104
Interest expense                                                66           67
--------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                5,202        4,850
--------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE                     788          686
Income tax expense                                             213          219
--------------------------------------------------------------------------------
          NET INCOME                                       $   575      $   467
--------------------------------------------------------------------------------

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations, which are primarily located in Latin America and the Far East, in an "Other" category. For information regarding the Company's reportable segments, see Note 17 of Notes to Consolidated Financial Statements.

On June 27, 2000, The Hartford Financial Services Group, Inc. ("The Hartford") acquired all of the outstanding shares of Hartford Life that it did not already own. (For additional information, see the Capital Resources and Liquidity section under "Common Stock Acquired by The Hartford".)

On January 25, 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group and referred to as "Fortis"). This transaction is expected to be completed in the second quarter of 2001. (For additional information, see the Capital Resources and Liquidity section under "Subsequent Event".)

Revenues increased $454, or 8%, primarily related to the growth across each of Hartford Life's primary operating segments, particularly the Investment Products and Group Benefits segments, where revenues increased $339, or 17%, and $183, or 9%, respectively. The revenue growth in the Investment Products segment was primarily due to higher fee income in the individual annuity and retail mutual fund operations as related average assets under management in 2000 were higher than 1999. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Individual Life segment also contributed to the revenue increase as a result of strong sales and favorable persistency. Partially offsetting the growth in revenues was the decrease in COLI revenues primarily related to the declining block of leveraged COLI business.

Benefits, claims and expenses increased $352, or 7%, primarily related to the growth in Hartford Life's principal operating segments described above. Net income increased $108, or 23%, led by the Investment Products segment where net income increased $94, or 28%. Additionally, net income related to each of the remaining three operating segments increased 10% or more. Hartford Life also recorded a benefit related to the settlement of certain federal tax matters of $24 in 2000 (see Note 16 (c) of Notes to Consolidated Financial Statements). This benefit, along with an $8 benefit related to state income taxes, resulted in $32 of tax benefits for the year ended December 31, 2000. Additionally, net realized capital losses increased due to portfolio rebalancing. Excluding the tax items and net realized capital losses, earnings increased $133, or 28%.

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

Certain proposed legislative initiatives which could impact Hartford Life are discussed in the Regulatory Matters and Contingencies section.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                            2000           1999
--------------------------------------------------------------------------------
Investment Products                                        $ 424          $ 330
Individual Life                                               79             71
Group Benefits                                                90             79
Corporate Owned Life Insurance                                34             30
Other                                                        (52)           (43)
--------------------------------------------------------------------------------
   NET INCOME                                              $ 575          $ 467
--------------------------------------------------------------------------------

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages. Reserves and Investments are discussed in separate sections.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                                 2000       1999
--------------------------------------------------------------------------------
Fee income and other                                         $  1,639   $  1,333
Net investment income                                             741        708
--------------------------------------------------------------------------------
        TOTAL REVENUES                                          2,380      2,041
--------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                    700        668
Insurance expenses and other                                      551        440
Amortization of deferred policy acquisition costs                 516        430
--------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                     1,767      1,538
--------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX EXPENSE                          613        503
Income tax expense                                                189        173
--------------------------------------------------------------------------------
        NET INCOME                                           $    424   $    330
--------------------------------------------------------------------------------

Individual variable annuity account values                   $ 78,174   $ 80,588
Other individual annuity account values                         9,059      8,383
Other investment products account values                       17,376     16,352
--------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                 104,609    105,323
Mutual fund assets under management                            11,432      6,374
--------------------------------------------------------------------------------
        TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT    $116,041   $111,697
--------------------------------------------------------------------------------

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company was ranked the number one writer of individual variable annuities in the United States for 2000 according to Variable Annuity and Research Data Service (VARDS) and the number one seller of individual variable annuities through banks, according to Kenneth Kehrer Associates (a leading consultant to banks). In addition, The Hartford Mutual Funds, Inc. reached $10 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. Also, eight of the fourteen retail mutual funds have Morningstar ratings and, as of December 31, 2000, all eight have three-, four- or five-star ratings.

Revenues increased $339, or 17%, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $227, or 20%, while related average account values grew $8.2 billion, or 10%, to $88.1 billion. The growth in average account values was due, in part, to strong sales of $10.7 billion in 2000, and the significant equity market performance in 1999, partially offset by surrenders. Although average individual annuity account values in 2000 were higher than 1999, account values at December 31, 2000 declined $1.7 billion, or 2%, as compared to December 31, 1999, as strong sales were not sufficient to offset surrenders and the impact of the retreating equity markets. In addition, fee income from other investment products increased $99, or 54%, primarily driven by the Company's retail mutual fund operation, where related assets under management increased $4.0 billion, or 63%. This substantial increase in the retail mutual fund operation was due to sales of $5.2 billion in 2000, which was partially offset by redemptions.

Due to the continued growth in this segment, particularly the individual annuity and retail mutual fund operations, total benefits, claims and expenses increased $229, or 15%. This increase was driven by amortization of deferred policy acquisition costs and operating expenses, which grew $86, or 20%, and $43, or 15%, respectively, primarily related to growth in the individual annuity operation. Additionally, non-deferred commissions increased $83, or 59%, principally related to growth in the retail mutual fund operation.

Net income increased $94, or 28%, primarily due to the growth in revenues discussed above. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment's earnings growth. In particular, its individual annuity operation's operating expenses as a percentage of average individual annuity account values remained consistent with the prior year at 21 basis points.

OUTLOOK

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 (the Financial Services Modernization Act), which permits affiliations among banks, insurance companies and securities firms.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry.

INDIVIDUAL LIFE
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                2000        1999
--------------------------------------------------------------------------------
Fee income and other                                         $   459     $   412
Net investment income                                            181         172
--------------------------------------------------------------------------------
          TOTAL REVENUES                                         640         584
--------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                   274         258
Amortization of deferred policy acquisition costs                145         129
Insurance expenses and other                                     103          88
--------------------------------------------------------------------------------
          TOTAL BENEFITS, CLAIMS AND EXPENSES                    522         475
--------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAX EXPENSE                       118         109
Income tax expense                                                39          38
--------------------------------------------------------------------------------
          NET INCOME                                         $    79     $    71
--------------------------------------------------------------------------------

Variable life account values                                 $ 2,947     $ 2,595
Total account values                                         $ 5,849     $ 5,419
--------------------------------------------------------------------------------
Variable life insurance in force                             $33,460     $23,854
Total life insurance in force                                $75,113     $66,690
--------------------------------------------------------------------------------

The Individual Life segment sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets.

Revenues increased $56, or 10%, resulting primarily from fee income associated with the growing block of variable life insurance. Fee income increased $59, or 15%, as variable life account values increased $352, or 14%, and variable life insurance in force increased $9.6 billion, or 40%.

Benefits, claims and expenses increased $47, or 10%, primarily due to a $16, or 6%, increase in benefits, claims and claim adjustment expenses and a $16, or 12%, increase in amortization of deferred policy acquisition costs mostly associated with the growth in this segment's variable business. Additionally, insurance expenses and other increased $15, or 17%, directly associated with the growth in this segment as previously described. Net income increased $8, or 11%, primarily due to higher fee income as mortality experience (death claims as a percentage of net amount at risk) was consistent with prior year.

OUTLOOK

Management believes that the Company's strong market position will provide opportunities for growth in this segment as individuals increasingly focus on estate planning. The Hartford's agreement, through Hartford Life, to acquire the U.S. individual life insurance business of Fortis is expected to increase the Company's scale in the individual life insurance business while broadening its distribution capabilities through the addition of a retail broker-dealer. It is expected that the consummation of this transaction will enhance the Company's goal of broadening its reach in the emerging affluent market.

GROUP BENEFITS
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                2000        1999
--------------------------------------------------------------------------------
Earned premiums and other                                     $1,981      $1,829
Net investment income                                            226         195
--------------------------------------------------------------------------------
        TOTAL REVENUES                                         2,207       2,024
--------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                 1,643       1,507
Insurance expenses and other                                     450         415
--------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                    2,093       1,922
--------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX EXPENSE                         114         102
Income tax expense                                                24          23
--------------------------------------------------------------------------------
        NET INCOME                                            $   90      $   79
--------------------------------------------------------------------------------

The Group Benefits segment sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. According to the latest results published by the Life Insurance Marketing and Research Association (LIMRA), the Company was the third largest provider of group disability insurance and the fourth largest writer of group term life insurance, based on sales, in the United States for the nine months ended September 30, 2000.

Revenues increased $183, or 9%, driven primarily by growth in fully insured premiums, excluding buyouts, which increased $182, or 10%, principally due to favorable persistency of the in force block of business, as well as new sales. Also contributing to the revenue growth was an increase in net investment income of $31, or 16%.

Total benefits, claims and expenses increased $171, or 9%, primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $168, or 12%, directly related to revenue growth in this segment. The segment's combined ratio (ratio of total benefits, claims and expenses as a percentage of earned premiums and other) was consistent with the prior year. As such, net income increased $11, or 14%, primarily driven by the increased revenues described above.

OUTLOOK

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes the Company is well positioned to take advantage of this growth potential.

CORPORATE OWNED LIFE INSURANCE (COLI)
--------------------------------------------------------------------------------

OPERATING SUMMARY

                                                                2000        1999
--------------------------------------------------------------------------------
Fee income and other                                         $   401     $   400
Net investment income                                            366         431
--------------------------------------------------------------------------------
        TOTAL REVENUES                                           767         831
--------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                   545         621
Insurance expenses and other                                     102          59
Dividends to policyholders                                        67         104
--------------------------------------------------------------------------------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                      714         784
--------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAX EXPENSE                          53          47
Income tax expense                                                19          17
--------------------------------------------------------------------------------
        NET INCOME                                           $    34     $    30
--------------------------------------------------------------------------------
Variable COLI account values                                 $15,937     $12,386
Leveraged COLI account values                                  4,978       5,729
--------------------------------------------------------------------------------
         TOTAL ACCOUNT VALUES                                $20,915     $18,115
--------------------------------------------------------------------------------

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (HIPA Act of
1996), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Revenues in the COLI segment decreased $64, or 8%, primarily due to a decline in net investment income of $65, or 15%. This decline was principally due to the leveraged COLI block of business, as related account values decreased $751, or 13%, as a result of the continued downsizing caused by the HIPA Act of 1996.

Total benefits, claims and expenses decreased $70, or 9%, primarily due to the factor described above. Net income increased $4, or 13%, principally due to the variable COLI business where related account values increased $3.6 billion, or 29%, as well as earnings associated with a block of leveraged COLI business recaptured in 1998. For additional information on this recaptured business, see
Note 12 of Notes to Consolidated Financial Statements.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to Hartford Life's profitability in recent years and will continue to contribute to the profitability of Hartford Life in the future, although the level of profit from leveraged COLI is expected to decline. COLI is subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

RESERVES
--------------------------------------------------------------------------------

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet their future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Hartford Life's policy obligations at their maturities or in the event of an insured's death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of Hartford Life's annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect Hartford Life from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company's ability to maintain profitability on such policies.

INVESTMENTS
--------------------------------------------------------------------------------

Hartford Life's investments are managed by its investment strategy group, which consists of a risk management unit and a portfolio management unit and reports directly to senior management of the Company. The risk management unit is responsible for monitoring and managing the Company's asset/liability profile and establishing investment objectives and guidelines. The portfolio management unit is responsible for determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, and convexity characteristics of the Company's general account and guaranteed separate account investment portfolios. Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford Financial Services Group, Inc., executes the investment plan of the investment strategy group, including the identification and purchase of securities that fulfill the objectives of the strategy group.

The primary investment objective of the Company's general account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under "Market Risk - Interest Rate Risk".

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

Invested assets in the Company's general account totaled $22.9 billion as of December 31, 2000 and were comprised of $18.2 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $171 and other investments of $910. As of December 31, 1999, general account invested assets totaled $21.8 billion and were comprised of $17.0 billion of fixed maturities, $4.2 billion of policy loans, equity securities of $153 and other investments of $376. The decrease in policy loans was primarily due to the decline in leveraged COLI business (as discussed in the COLI section). Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The increase in other investments primarily reflects an increase in limited partnership investments.

The following table sets forth by type the fixed maturity securities held in the Company's general account as of December 31, 2000 and 1999.

                                                    2000                   1999
                                           -------------------------------------------
FIXED MATURITIES BY TYPE                   FAIR VALUE   PERCENT   FAIR VALUE   PERCENT
--------------------------------------------------------------------------------------
Corporate                                     $ 7,663     42.0%      $ 7,737     45.4%
Asset backed securities                         3,070     16.8%        2,508     14.7%
Commercial mortgage backed securities           2,776     15.2%        2,112     12.4%
Municipal - tax-exempt                          1,390      7.6%        1,108      6.5%
Collateralized mortgage obligations               928      5.1%          592      3.5%
Mortgage backed securities - agency               602      3.3%          853      5.0%
Government/Government agencies - Foreign          321      1.8%          339      2.0%
Government/Government agencies - U.S.             244      1.3%          229      1.3%
Municipal - taxable                                83      0.5%          165      1.0%
Short-term                                        975      5.3%        1,346      7.9%
Redeemable preferred stock                        196      1.1%           46      0.3%
--------------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                      $18,248    100.0%      $17,035    100.0%
--------------------------------------------------------------------------------------

During 2000, the Company continued its investment strategy of increasing its allocation to municipal tax-exempt securities with the objective of increasing after-tax yield. Short-term and corporate securities declined primarily as a result of the funding of scheduled liability maturities and reallocation into other asset sectors, particularly asset backed securities and commercial mortgage backed securities. Additionally, investments were shifted from mortgage backed securities - agency to collateralized mortgage obligations to increase the prepayment protection of the portfolio.

As of December 31, 2000 and December 31, 1999, approximately 22.3% and 21.5%, respectively, of the Company's fixed maturity portfolio was invested in private placement securities (including 13% and 12% of Rule 144A offerings as of December 31, 2000 and December 31, 1999, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the Company's portfolio are rated by nationally recognized rating agencies. For further discussion of the Company's investment credit policies, see the Capital Markets Risk Management section under "Credit Risk".

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

(Before-tax)                                                   2000        1999
--------------------------------------------------------------------------------
Net investment income - excluding policy loan income        $ 1,284     $ 1,171
Policy loan income                                              308         391
--------------------------------------------------------------------------------
Net investment income - total                               $ 1,592     $ 1,562
--------------------------------------------------------------------------------
Yield on average invested assets (1)                            7.0%        6.7%
--------------------------------------------------------------------------------
Net realized capital losses                                 $   (88)    $    (5)
--------------------------------------------------------------------------------

(1) Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loan income, increased $113, or 10%. The increase was primarily due to higher yields earned on the investment cash flow from operations and reinvestment of proceeds from sales and maturities of fixed maturity securities in a higher interest rate environment. Policy loan income decreased $83, or 21%, due to the decrease in leveraged COLI business.

Net realized capital losses increased $83 primarily as a result of portfolio rebalancing in a higher interest rate environment.

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.2 billion and $101.8 billion as of December 31, 2000 and 1999, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $9.8 billion and $8.9 billion as of December 31, 2000 and 1999, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. The primary investment objective of the Company's guaranteed separate account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under "Market Risk - Interest Rate Risk."

Investment objectives for non-guaranteed separate accounts vary by fund type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable COLI. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation.

CAPITAL MARKETS RISK MANAGEMENT
--------------------------------------------------------------------------------

Hartford Life is exposed to two primary sources of investment risk and asset/liability management risk: credit risk, relating to the uncertainty associated with an obligor's continued ability to make timely payment of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, security prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes. The following discussion identifies the Company's policies and procedures for managing these risks and monitoring the results of the Company's risk management activities.

CREDIT RISK

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and reported to The Hartford's Finance Committee.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular interval.

Hartford Life is not exposed to any significant credit concentration risk of a single issuer.

The following table identifies fixed maturity securities, including guaranteed separate accounts, for the Company's operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company's internal analysis of such securities.

As of December 31, 2000 and 1999, over 97% of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment grade securities.

                                               2000                   1999
                                      -------------------------------------------
FIXED MATURITIES BY CREDIT QUALITY    FAIR VALUE   PERCENT   FAIR VALUE   PERCENT
---------------------------------------------------------------------------------
U.S. Government/Government agencies      $ 2,329      8.4%      $ 2,404      9.3%
AAA                                        4,896     17.6%        3,535     13.6%
AA                                         3,546     12.7%        3,199     12.3%
A                                          9,675     34.7%        8,731     33.6%
BBB                                        5,633     20.2%        5,816     22.4%
BB & below                                   708      2.5%          559      2.1%
Short-term                                 1,085      3.9%        1,728      6.7%
---------------------------------------------------------------------------------
  TOTAL FIXED MATURITIES                 $27,872    100.0%      $25,972    100.0%
---------------------------------------------------------------------------------

The Company also maintains credit policies regarding the financial stability and credit standing of its major derivatives' counterparties and typically requires credit enhancement provisions to further reduce its credit risk. Credit risk for derivatives contracts is limited to the amounts calculated to be due to the Company on such contracts based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted. Collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

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

Downward movement in market interest rates during 2000 resulted in a significant increase in the unrealized appreciation of the fixed income security portfolio from 1999. However, Hartford Life's asset allocation and its exposure to market risk have not changed materially from its position at December 31, 1999.

INTEREST RATE RISK

Changes in interest rates can potentially impact Hartford Life's profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. For non-guaranteed separate accounts, the Company's exposure is not significant, as the policyholder assumes substantially all the investment risk.

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, commercial mortgage backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these and the Company's other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For a discussion of the Company's risk management techniques to manage this market risk, see "Asset/Liability Management Strategies Used to Manage Market Risk" below.

As described above, the Company holds a significant fixed maturity portfolio, which includes both fixed and variable rate features. The following table reflects the principal amounts of the general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year as of December 31, 2000. Comparative totals are included for December 31, 1999. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 2000 and 1999, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Company's investment portfolio.

                                                                                                                2000       1999
                                           2001       2002       2003       2004       2005    Thereafter      TOTAL      Total
--------------------------------------------------------------------------------------------------------------------------------
BONDS AND NOTES - CALLABLE
Fixed Rate
  Par value                             $     5    $    50    $    14    $    27    $     7       $ 1,355    $ 1,458    $ 1,076
  Weighted average coupon                   7.0%       6.4%       6.4%       4.6%       6.1%          5.5%       5.5%       5.6%
  Fair value                                                                                                 $ 1,439    $ 1,016
Variable Rate
  Par value                             $     1    $    11    $    22    $    38    $     1       $ 1,085    $ 1,158    $ 1,363
  Weighted average coupon                   7.4%       7.5%       6.6%       7.3%       7.3%          7.1%       7.1%       6.6%
  Fair value                                                                                                 $ 1,075    $ 1,256
BONDS AND NOTES - OTHER
Fixed Rate
  Par value                             $   724    $ 1,580    $ 1,286    $ 1,162    $ 1,154       $ 8,793    $14,699    $15,724
  Weighted average coupon                   7.3%       6.2%       7.2%       6.9%       6.2%          5.7%       6.1%       6.2%
  Fair value                                                                                                 $13,409    $14,044
Variable Rate
  Par value                             $     2    $   116    $   158    $   166    $    87       $   706    $ 1,235    $   920
  Weighted average coupon                   4.8%       6.5%       7.0%       7.2%       6.5%          7.8%       7.4%       5.7%
  Fair value                                                                                                 $ 1,108    $   827
ASSET BACKED SECURITIES
Fixed Rate
  Par value                             $   731    $   433    $   305    $   261    $   178       $   435    $ 2,343    $ 2,199
  Weighted average coupon                   6.7%       6.3%       6.9%       7.0%       7.2%          7.6%       6.9%       6.8%
  Fair value                                                                                                 $ 2,342    $ 2,045
Variable Rate
  Par value                             $   214    $   300    $   298    $   218    $   335       $   759    $ 2,124    $ 1,677
  Weighted average coupon                   7.3%       7.2%       7.3%       7.1%       7.2%          7.4%       7.3%       6.6%
  Fair value                                                                                                 $ 2,099    $ 1,540
COLLATERALIZED MORTGAGE OBLIGATIONS
Fixed Rate
  Par value                             $   157    $   133    $   113    $    99    $   111       $   485    $ 1,098    $ 1,138
  Weighted average coupon                   6.4%       6.5%       6.4%       6.5%       6.3%          6.4%       6.4%       6.5%
  Fair value                                                                                                 $ 1,087    $ 1,022
Variable Rate
  Par value                             $     4    $     2    $     1    $     2    $     1       $   102    $   112    $   128
  Weighted average coupon                   9.4%      11.6%      12.7%       8.9%      10.4%          4.8%       5.3%       5.8%
  Fair value                                                                                                 $   101    $   117
COMMERCIAL MORTGAGE BACKED SECURITIES
Fixed Rate
  Par value                             $    50    $    79    $    52    $   100    $    54       $ 2,271    $ 2,606    $ 2,096
  Weighted average coupon                   7.3%       7.1%       7.1%       7.2%       7.1%          7.3%       7.3%       7.2%
  Fair value                                                                                                 $ 2,674    $ 1,922
Variable Rate
  Par value                             $   323    $   266    $   268    $   240    $    89       $   544    $ 1,730    $ 1,433
  Weighted average coupon                   7.8%       7.7%       7.9%       7.7%       7.9%          8.0%       7.9%       7.5%
  Fair value                                                                                                 $ 1,738    $ 1,228
MORTGAGE BACKED SECURITIES
Fixed Rate
  Par value                             $    72    $    80    $    80    $    71    $    63       $   426    $   792    $ 1,288
  Weighted average coupon                   7.2%       7.3%       7.2%       7.2%       7.2%          7.2%       7.2%       7.5%
  Fair value                                                                                                 $   800    $   994
Variable Rate
  Par value                             $     1    $     1    $    --    $    --    $    --       $     1    $     3    $     4
  Weighted average coupon                   7.2%       7.2%        --         --         --           6.9%       7.0%       6.4%
  Fair value                                                                                                 $     3    $     4
--------------------------------------------------------------------------------------------------------------------------------

The table below provides information as of December 31, 2000 and 1999 on debt obligations and reflects principal cash flows and related weighted average effective interest rate by maturity year.

                                                                                                      2000     1999
                                               2001    2002    2003    2004     2005   Thereafter    TOTAL    Total
--------------------------------------------------------------------------------------------------------------------
LONG -TERM DEBT
Fixed Rate
   Amount                                     $  --   $  --   $  --   $ 200    $  --        $ 450    $ 650    $ 650
   Weighted average effective interest rate      --      --      --     7.0%      --          7.5%     7.4%     7.4%
   Fair value                                                                                        $ 658    $ 633
TruPS(1)
Fixed Rate
   Amount                                     $  --   $  --   $  --   $  --    $  --        $ 250    $ 250    $ 250
   Weighted average effective interest rate      --      --      --      --       --          7.4%     7.4%     7.4%
   Fair value                                                                                        $ 245    $ 203
--------------------------------------------------------------------------------------------------------------------

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end user of derivatives, the Company uses a variety of derivatives, including swaps, caps, floors, forwards and exchange traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. The Company's derivative program is monitored by an internal compliance unit and is reviewed frequently by senior management and reported to The Hartford's Finance Committee. The notional amounts of derivative contracts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, totaled $8.5 billion as of December 31, 2000 ($6.5 billion related to insurance investments and $2.0 billion related to life insurance liabilities). As of December 31, 1999, the notional amounts pertaining to derivatives totaled $9.6 billion ($6.3 billion related to insurance investments and $3.3 billion related to life insurance liabilities).

The company uses derivative instruments in its management of market risk consistent with the four risk management strategies described below.

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2000 and 1999 were $144 and $314, respectively.

Liability Hedging -- Several products obligate the Company to credit a return to the contractholder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies Hartford Life's asset/liability matching policy. Interest rate swaps are also used to convert certain fixed contract rates into floating rates, thereby allowing them to be appropriately matched against floating rate assets. Additionally, interest rate caps are used to hedge against the risk of contractholder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedges as of December 31, 2000 and 1999 were $2.0 billion and $3.3 billion, respectively.

Asset Hedging -- To meet the various policyholder obligations and to provide cost effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2000 and 1999 were $5.4 billion and $4.8 billion, respectively.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2000 and 1999 were $1.0 billion and $1.2 billion, respectively.

The following tables provide information as of December 31, 2000, with comparative totals for December 31, 1999, on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year.

                                                                                                            2000      1999
INTEREST RATE SWAPS(1)                      2001      2002      2003      2004      2005     Thereafter    TOTAL     Total
---------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable
  Notional value                          $   65    $   95    $   98    $   35    $  126        $  612    $1,031    $1,694
  Weighted average pay rate                  6.0%      4.4%      5.9%      6.1%      7.5%          6.9%      6.6%      5.8%
  Weighted average receive rate              6.7%      7.0%      6.9%      6.8%      6.8%          6.8%      6.8%      6.2%
  Fair value                                                                                              $  (43)   $   76
Pay Variable/Receive Fixed
  Notional value                          $  336    $  372    $  645    $1,198    $  964        $1,371    $4,886    $4,763
  Weighted average pay rate                  6.7%      6.7%      6.6%      6.7%      8.1%          6.7%      7.0%      6.2%
  Weighted average receive rate              7.0%      6.5%      5.8%      6.1%      7.6%          6.7%      6.6%      6.2%
  Fair value                                                                                              $   78    $ (160)
Pay Variable/Receive Different Variable
  Notional value                          $   85    $   28    $    4    $   85    $   30        $   46    $  278    $  442
  Weighted average pay rate                  6.7%      6.8%      7.0%      6.2%      6.9%          7.2%      6.6%      6.2%
  Weighted average receive rate              7.8%      6.6%      6.7%      4.7%     (6.6)%         7.2%      4.9%      6.0%
  Fair value                                                                                              $   (1)   $    1
---------------------------------------------------------------------------------------------------------------------------

(1) Negative weighted average receive rate in 2005 results when payments are required on both sides of an index swap.

                                                                                                                2000      1999
INTEREST RATE CAPS - LIBOR BASED(2)               2001     2002      2003      2004     2005    Thereafter     TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------------
Purchased

  Notional value                                $   --   $   10    $   54    $   --   $   77        $   30    $  171    $  171
  Weighted average strike rate (8.0 - 9.9%)         --      8.9%      8.5%       --      8.4%          8.3%      8.5%      8.5%
  Fair value                                                                                                  $    1    $    2

  Notional value                                $   --   $   19    $   --    $   --   $   --        $   --    $   19    $   31
  Weighted average strike rate (10.0 - 11.9%)       --     10.1%       --        --       --            --      10.1%     10.6%
  Fair value                                                                                                  $   --    $   --
-------------------------------------------------------------------------------------------------------------------------------

(2) LIBOR represents the London Interbank Offered Rate.

                                                                                                                2000      1999
INTEREST RATE CAPS - CMT BASED(3)                2001      2002      2003      2004     2005    Thereafter     TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $   --   $   --    $   --    $   --   $   --        $   --    $   --    $  494
  Weighted average strike rate (6.0 - 7.9%)         --       --        --        --       --            --        --       7.7%
  Fair value                                                                                                  $   --    $    1

  Notional value                                $   --   $   --    $  250    $   --   $  250        $   --    $  500    $  850
  Weighted average strike rate (8.0 - 9.9%)         --       --       8.7%       --      8.7%           --       8.7%      8.8%
  Fair value                                                                                                  $   --    $    4

Issued
  Notional value                                $   --   $   --    $   --    $   --   $   --        $   --    $   --    $  244
  Weighted average strike rate (6.0 - 7.9%)         --       --        --        --       --            --        --       7.7%
  Fair value                                                                                                  $   --    $   --

  Notional value                                $   --   $   --    $   --    $   --   $   --        $   --    $   --    $  100
  Weighted average strike rate (8.0 - 9.9%)         --       --        --        --       --            --        --       9.5%
  Fair value                                                                                                  $   --    $   --
-------------------------------------------------------------------------------------------------------------------------------

(3) CMT represents the Constant Maturity Treasury Rate.

                                                                                                                 2000      1999
INTEREST RATE FLOORS - LIBOR BASED                2001     2002      2003      2004      2005    Thereafter     TOTAL     Total
--------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $   --   $   --    $   --    $   27    $   --        $   --    $   27    $   27
  Weighted average strike rate (6.0 - 7.9%)         --       --        --       7.9%       --            --       7.9%      7.9%
  Fair value                                                                                                   $    2    $    2
Issued
  Notional value                                $   --   $   28    $   54    $   34    $   77        $   --    $  193    $  206
  Weighted average strike rate (4.0 - 5.9%)         --      5.3%      5.4%      5.3%      5.3%           --       5.3%      5.3%
  Fair value                                                                                                   $   (2)   $   (1)

  Notional value                                $   --   $   --    $   --    $   27    $   --        $   --    $   27    $   27
  Weighted average strike rate (6.0 - 7.9%)         --       --        --       7.8%       --            --       7.8%      7.8%
  Fair value                                                                                                   $   (2)   $   (2)

                                                                                                                2000      1999
INTEREST RATE FLOORS - CMT BASED                  2001     2002      2003      2004     2005    Thereafter     TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------------
Purchased
  Notional value                                $   --   $   --    $  150    $   --   $   --        $   --    $  150    $  250
  Weighted average strike rate (4.0 - 5.9%)         --       --       5.5%       --       --            --       5.5%      5.6%
  Fair value                                                                                                  $    3    $    1

  Notional value                                $   --   $   --    $   --    $   --   $   --        $   --    $   --    $   10
  Weighted average strike rate (6.0 - 7.9%)         --       --        --        --       --            --        --       6.0%
  Fair value                                                                                                  $   --    $   --
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                2000      1999
INTEREST RATE FUTURES                             2001     2002      2003      2004     2005    Thereafter     TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------------
Long
  Contract amount/notional                      $  198   $   --    $   --    $   --   $   --        $   --    $  198    $   27
  Weighted average settlement price             $  105   $   --    $   --    $   --   $   --        $   --    $  105    $   97
Short
  Contract amount/notional                      $   59   $   --    $   --    $   --   $   --        $   --    $   59    $   51
  Weighted average settlement price             $  105   $   --    $   --    $   --   $   --        $   --    $  105    $   93
-------------------------------------------------------------------------------------------------------------------------------

Note: Fair value is not applicable.


Option Contracts -- The Company uses option contracts to hedge debt instruments that totaled $951 and $254 in notional amounts and $(34) and $(50) in carrying value as of December 31, 2000 and 1999, respectively.

LIFE INSURANCE LIABILITY CHARACTERISTICS

Hartford Life's insurance liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance.

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

Indexed -- Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with the additional risk that changes in the index may adversely affect profitability. Product examples include indexed guaranteed investment contracts with an estimated duration of up to two years.

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

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company's management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2000 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 1999.

(Dollars in billions)
                                                                                                                2000      1999
DESCRIPTION(1)                                    2001     2002      2003      2004     2005    Thereafter     TOTAL     Total
-------------------------------------------------------------------------------------------------------------------------------
Fixed rate asset accumulation vehicles          $  1.3   $  0.8    $  0.9    $  2.7    $ 2.0        $  2.7    $ 10.4    $  9.7
  Weighted average credited rate                   6.5%     6.5%      5.6%      6.8%     6.9%          6.9%      6.7%      6.6%
Indexed asset accumulation vehicles             $  0.6   $  0.1    $   --    $   --    $  --        $   --    $  0.7    $  0.6
  Weighted average credited rate                   6.3%     6.2%       --        --       --            --       6.3%      6.2%
Interest credited asset accumulation vehicles   $  4.1   $  0.6    $  0.6    $  0.3    $ 0.3        $  4.2    $ 10.1    $ 10.6
  Weighted average credited rate                   6.4%     5.4%      5.4%      5.6%     5.6%          5.6%      5.9%      5.7%
Long-term pay out liabilities                   $  0.8   $  0.7    $  0.6    $  0.5    $ 0.4        $  3.5    $  6.5    $  5.6
Short-term pay out liabilities                  $  0.9   $   --    $   --    $   --    $  --        $   --    $  0.9    $  0.8
-------------------------------------------------------------------------------------------------------------------------------

(1) As of December 31, 2000 and 1999, the fair value of the Company's investment contracts, including guaranteed separate accounts, were $21.4 billion and $20.9 billion, respectively.

CURRENCY EXCHANGE RISK

As of December 31, 2000, Hartford Life had immaterial currency exposures resulting from its international operations.

SENSITIVITY TO CHANGES IN INTEREST RATES

For liabilities whose cash flows are not substantially affected by changes in interest rates (fixed liabilities) and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represented approximately 60% and 55% of the Company's general and guaranteed separate account liabilities at December 31, 2000 and 1999, respectively. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated annually in compliance with regulatory requirements.

                                        CHANGE IN NET ECONOMIC VALUE
                               --------------------------------------------
                                        2000                     1999
-----------------------------------------------------------------------------
Basis point shift                - 100       + 100        - 100       + 100
-----------------------------------------------------------------------------
  Amount                       $   (15)    $   (27)     $    (4)    $    (5)
 Percent of liability value      (0.09)%     (0.16)%      (0.03)%     (0.03)%

CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.1 billion and $1.4 billion as of December 31, 2000 and 1999, respectively.

The capital structure of Hartford Life consists of debt and equity, and is summarized as follows:

                                                                                      2000       1999
------------------------------------------------------------------------------------------------------
Long-term debt                                                                         650        650
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely parent junior subordinated debentures (TruPS)                   250        250
------------------------------------------------------------------------------------------------------
     TOTAL DEBT                                                                    $   900    $   900
------------------------------------------------------------------------------------------------------
Equity excluding net unrealized capital gains (losses) on securities, net of tax   $ 3,167    $ 2,642
Net unrealized capital gains (losses) on securities, net of tax                         40       (336)
------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY                                                    $ 3,207    $ 2,306
------------------------------------------------------------------------------------------------------
     TOTAL CAPITALIZATION(1)                                                       $ 4,067    $ 3,542
------------------------------------------------------------------------------------------------------
Debt to equity(1)(2)                                                                    28%        34%
Debt to capitalization(1)(2)                                                            22%        25%
------------------------------------------------------------------------------------------------------

(1) Excludes net unrealized capital gains (losses) on securities, net of tax.
(2) Excluding TruPS from debt, the debt to equity ratios were 21% and 25%, and the debt to capitalization ratios were 16% and 18% as of December 31, 2000 and 1999, respectively.

CAPITALIZATION

The Company's total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $525, or 15%, in 2000. The increase was primarily the result of net income of $575 partially offset by dividends declared of $56. As a result, both the debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains (losses) on securities, net of tax) decreased to 28% and 22% as of December 31, 2000, respectively, from 34% and 25% as of December 31, 1999, respectively. Net unrealized capital gains (losses) on securities, net of tax, increased $376 as December 31, 2000, as compared to December 31, 1999, primarily due to the impact of decreased interest rates on the Company's fixed maturity portfolio.

COMMON STOCK ACQUIRED BY THE HARTFORD

On June 27, 2000, The Hartford acquired all of the outstanding shares of Class A common stock of Hartford Life which The Hartford did not already own (The Hartford Acquisition). The Hartford Acquisition was accomplished through an offer to all Hartford Life shareholders to tender their shares to The Hartford for cash consideration of $50.50 per share. Subsequent to the tender offer, a newly formed wholly owned subsidiary of The Hartford was merged into Hartford Life, as a result of which Hartford Life became an indirect wholly owned subsidiary of The Hartford. Those shareholders who had not tendered their shares in the tender offer also received $50.50 in cash in exchange for their shares in the subsequent merger.

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

DIVIDENDS

Hartford Life declared $28 in dividends for 2000 to Hartford Fire Insurance Company. Prior to The Hartford Acquisition, Hartford Life declared $28 in dividends for the six months ended June 30, 2000 to holders of Class A and Class B Common Stock (owned by The Hartford). Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends. The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared and paid to the Company dividends of $121 in 2000. Statutory net income and statutory capital and surplus, key determinants in the amount of dividend capacity available in the insurance company subsidiaries, has grown significantly over the past several years. Statutory net income in 2000 was $399, an 81% increase over 1999, however, excluding realized losses on certain securities recorded in 1999, statutory net income increased 38%. Statutory capital and surplus as of December 31, 2000 was $2.4 billion, a 9% increase over December 31, 1999.

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

As a result of The Hartford Acquisition during the second quarter of 2000, the Company canceled the remaining 80,152 treasury shares with a cost basis of $4.

RATINGS

The following table summarizes Hartford Life's significant U.S. member companies' financial ratings from the major independent rating organizations as of February 28, 2001:

                                                                      STANDARD &
                                     A.M. BEST   FITCH(1)   MOODY'S     POOR'S
--------------------------------------------------------------------------------
INSURANCE RATINGS
  Hartford Life Insurance Company        A+        AA+        Aa3         AA
  Hartford Life and Accident             A+        AA+        Aa3         AA
  Hartford Life and Annuity              A+        AA+        Aa3         AA
--------------------------------------------------------------------------------
OTHER RATINGS
  Hartford Life, Inc.
    Senior debt                          a+        A+         A2           A
    Commercial paper                     --        F-1        P-1         A-1
  Hartford Life Capital I(2)
    Trust preferred securities           a-        A          a2          BBB+
--------------------------------------------------------------------------------

(1) Formerly Duff & Phelps.
(2) A.M. Best ratings were adjusted to reflect the integration of A.M. Best's debt and preferred stock scales.

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

On January 26, 2001, Moody's confirmed the insurance and debt financial ratings of The Hartford and Hartford Life following the announcement of the Fortis acquisition, but changed the outlook on both companies' debt ratings to negative from stable. Moody's stated that the revision in debt ratings outlook was based upon Moody's concerns that the Fortis acquisition, would increase The Hartford's operating and financial leverage over the medium term and fixed charge coverage would weaken. The revision in ratings outlook does not constitute a ratings "downgrade", nor has Moody's placed the Company on their "watchlist" for possible downgrade.

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

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company (HLA), as an insurance company domiciled in Connecticut, are subject to restriction as prescribed in the insurance holding company laws of Connecticut. HLA adheres to these laws, which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net gain from operations for the twelve month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company without prior approval in 2001 is estimated to be $310.

The insurance holding company laws of the other jurisdictions in which Hartford Life's insurance subsidiaries are incorporated or deemed commercially domiciled generally contain similar limitations on the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. Hartford Life carries a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.

RISK-BASED CAPITAL

The National Association of Insurance Commissioners (NAIC) has regulations establishing minimum capitalization requirements based on Risk-Based Capital
(RBC) formulas for life insurance companies. The requirements consist of formulas which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. The RBC ratios for each of the life insurance subsidiaries are in excess of 200% as of December 31, 2000, which are greater than the minimum threshold.

CASH FLOW

                                                              2000         1999
--------------------------------------------------------------------------------
Cash provided by operating activities                      $ 1,701      $   724
Cash (used for) provided by investing activities              (564)       1,907
Cash used for financing activities                          (1,118)      (2,578)
Cash - end of year                                             106           89

The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities, as well as increased future policy benefits and net income associated with growth in the business. The decrease in cash (used for) provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during 1999 as compared to 2000. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

SUBSEQUENT EVENT

On January 25, 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance, annuity and mutual fund business of Fortis for $1.12 billion in cash. The Company will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be accounted for as a purchase transaction. Hartford Life plans to finance the acquisition through (1) a capital contribution from The Hartford of $615 from its recently completed offering of common stock, (2) proceeds from the March 1, 2001, issuance of $400 of senior debt securities under Hartford Life's shelf registration and (3) proceeds from the March 6, 2001, issuance of $200 of trust preferred securities, also under Hartford Life's shelf registration (For additional information on the shelf registration, see Notes 7 and 8 of Notes to Consolidated Financial Statements).

REGULATORY MATTERS AND CONTINGENCIES
--------------------------------------------------------------------------------

LEGISLATIVE AND REGULATORY INITIATIVES

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The 1999 Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. The provisions of the Act requiring the development of a formal privacy policy by each financial institution have created a number of administrative issues, but the enforcement date has been delayed until July 1, 2001. Insurance companies are subject to privacy regulation issued by the federal regulators and by state regulators who will adopt and implement privacy regulations during 2001. New medical privacy regulations expected to be issued by the Department of Health and Human Services will also impact the Company where medical information is used both in the application process and in the claims process.

The enactment of the Financial Services Modernization Act has focused renewed attention on state regulation of insurance. Life insurers are working with state insurance regulators to improve and centralize the process for agent licensing and form filing. Both of these areas of regulation are critical to the development of new business. In addition, Congress may consider legislation providing for optional federal regulation of insurance in 2001. These measures, state and federal, may lead to improved regulation and reduced transaction costs.

Federal measures which have been previously considered by Congress and which, if adopted, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax, a number of which changes could impact the relative desirability of various personal investment vehicles. Other proposals pertain to medical testing for insurability, and the use of gender in determining insurance and pension rates and benefits. It is too early to determine whether any of these proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company's financial condition or results of operations cannot be reasonably estimated at this time.

GUARANTY FUND

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. There were no guaranty fund assessment payments (net of refunds) in 2000. The Company paid guaranty fund assessments (net of refunds) of approximately $2 and $9 in 1999 and 1998, respectively, of which $1 and $4, respectively, were estimated to be creditable against future premium taxes.

NAIC PROPOSALS

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory reporting required for implementation. The Company has determined that the overall impact of applying the new guidance will result in a one-time statutory cumulative transition benefit of approximately $75 in statutory surplus.

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

EFFECT OF INFLATION
--------------------------------------------------------------------------------

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life during the fiscal years presented.

ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

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

(c) Exhibits - See Item 14(a)(3).

(d) Schedules - See Item 14(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                              Page(s)
Report of Management                                                                           F-1
Report of Independent Public Accountants                                                       F-2
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998         F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999                                   F-4
Consolidated Statements of Changes in Stockholder's Equity for the years ended
    December 31, 2000, 1999 and 1998                                                           F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998     F-6
Notes to Consolidated Financial Statements                                                     F-7-27
Schedule I  --  Summary of Investments - Other Than Investments in Affiliates                  S-1
Schedule II  -- Condensed Financial Information of Hartford Life, Inc.                         S-2-3
Schedule III -- Supplementary Insurance Information                                            S-4
Schedule IV -- Reinsurance                                                                     S-5
Schedule V  -- Valuation and Qualifying Accounts                                               S-6



                              REPORT OF MANAGEMENT


The management of Hartford Life, Inc. (Hartford Life) is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly Hartford Life's financial position and results of operations.

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

The Audit Committee of the Board of Directors of The Hartford Financial Services Group, Inc. (the "Committee"), the Company's ultimate parent, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO HARTFORD LIFE, INC.:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life, Inc. (Hartford Life) (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Changes in Stockholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2000. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
January 25, 2001
(except with respect to the matters
discussed in Notes 7, 8 and 18, as to
which the date is March 6, 2001.)

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    For the years ended December 31,
(In millions)                                           2000        1999       1998
------------------------------------------------------------------------------------
REVENUES
Fee income                                           $ 2,484     $ 2,105     $2,100
Earned premiums and other                              2,002       1,874      1,733
Net investment income                                  1,592       1,562      1,955
Net realized capital losses                              (88)         (5)        --
------------------------------------------------------------------------------------
      TOTAL REVENUES                                   5,990       5,536      5,788
------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses         3,162       3,054      3,227
Insurance expenses and other                           1,236       1,057      1,147
Amortization of deferred policy acquisition costs        671         568        441
Dividends to policyholders                                67         104        330
Interest expense                                          66          67         58
------------------------------------------------------------------------------------
      TOTAL BENEFITS, CLAIMS AND EXPENSES              5,202       4,850      5,203
------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAX EXPENSE                   788         686        585
Income tax expense                                       213         219        199
------------------------------------------------------------------------------------

      NET INCOME                                     $   575     $   467     $  386
------------------------------------------------------------------------------------





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                As of December 31,
                                                                              ----------------------
(In millions, except for share data)                                            2000         1999
----------------------------------------------------------------------------------------------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value
  (amortized cost of $18,171 and $17,602)                                     $  18,248    $  17,035
Equity securities, available for sale, at fair value                                171          153
Policy loans, at outstanding balance                                              3,610        4,222
Other investments                                                                   910          376
----------------------------------------------------------------------------------------------------
  Total investments                                                              22,939       21,786
Cash                                                                                106           89
Premiums receivable and agents' balances                                            216          214
Reinsurance recoverables                                                            542          449
Deferred policy acquisition costs                                                 4,527        4,210
Deferred income tax                                                                 223          522
Other assets                                                                      1,074        1,111
Separate account assets                                                         113,994      110,652
----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                              $ 143,621    $ 139,033
----------------------------------------------------------------------------------------------------

LIABILITIES
Future policy benefits                                                        $   7,074    $   6,236
Other policyholder funds                                                         15,849       16,873
Long-term debt                                                                      650          650
Company obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely parent junior subordinated debentures                        250          250
Other liabilities                                                                 2,597        2,066
Separate account liabilities                                                    113,994      110,652
----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                           140,414      136,727
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES, NOTE 16

STOCKHOLDER'S EQUITY
Common Stock -- 1,000 and 0 shares authorized, issued and outstanding                --           --
  Par value $0.01
Class A common stock - 0 and 600,000,000 shares authorized;
  0 and 26,122,383 shares issued, par value $0.01                                    --           --
Class B common stock - 0 and 600,000,000 shares authorized;
  0 and 114,000,000 shares issued and outstanding, par value $0.01                   --            1
Capital surplus                                                                   1,280        1,282
Treasury stock, at cost - 0 and 208,536 shares                                       --          (10)
Accumulated other comprehensive income (loss)
  Net unrealized capital gains (losses) on securities, net of tax                    40         (336)
  Cumulative translation adjustments                                                (13)         (12)
  Total accumulated other comprehensive income (loss)                                27         (348)
Retained earnings                                                                 1,900        1,381
----------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDER'S EQUITY                                                    3,207        2,306
----------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 143,621    $ 139,033
----------------------------------------------------------------------------------------------------


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                      ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME (LOSS)
                                                                                   ------------------------
                                                                                      NET
                                                                                   UNREALIZED
                                                                                    CAPITAL
                                                                                     GAINS
                                                                                    (LOSSES)
                                              CLASS A  CLASS B           TREASURY      ON       CUMULATIVE                TOTAL
                                      COMMON  COMMON   COMMON   CAPITAL   STOCK,   SECURITIES,  TRANSLATION  RETAINED  STOCKHOLDER'S
(In millions)                          STOCK   STOCK    STOCK   SURPLUS  AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
2000

Balance, December 31, 1999            $   --  $   --   $    1   $1,282   $   (10)   $    (336)   $     (12)  $ 1,381     $   2,306
Comprehensive income
Net income                                                                                                       575           575
Other comprehensive income,
 net of tax(1)
  Net change in unrealized capital
   gains (losses) on securities(2)                                                        376                                  376
  Cumulative translation adjustments                                                                    (1)                     (1)
Total other comprehensive income                                                                                               375
  Total comprehensive income                                                                                                   950
Dividends declared                                                                                               (56)          (56)
Issuance of shares under incentive
 and stock purchase plans                                            1         8                                                 9
Treasury stock acquired                                                       (2)                                               (2)
Treasury stock canceled and
 retired                                                            (4)        4                                                --
Class B Common Stock converted
 to Class A                                        1       (1)                                                                  --
Class A Common Stock canceled
 and retired                                      (1)                1                                                          --
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 2000        $   --  $   --   $   --   $1,280   $    --    $      40    $     (13)  $ 1,900     $   3,207
------------------------------------------------------------------------------------------------------------------------------------

1999

Balance, December 31, 1998            $   --  $   --   $    1   $1,281   $    (9)   $     263    $      (7)  $   964     $   2,493
Comprehensive income (loss)
Net income                                                                                                       467           467
Other comprehensive income (loss),
 net of tax(1)
  Net change in unrealized capital
   gains (losses) on securities(2)                                                       (599)                                (599)
  Cumulative translation adjustments                                                                   (5)                      (5)
Total other comprehensive loss                                                                                                (604)
  Total comprehensive income (loss)                                                                                           (137)
Dividends declared                                                                                               (50)          (50)
Issuance of shares under incentive
 and stock purchase plans                                            1         9                                                10
Treasury stock acquired                                                      (10)                                              (10)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1999        $   --  $   --   $    1   $1,282   $   (10)   $    (336)   $     (12)  $ 1,381     $   2,306
------------------------------------------------------------------------------------------------------------------------------------

1998
Balance, December 31, 1997            $   --  $   --   $    1   $1,283   $    (1)   $     237    $      (4)  $   628     $   2,144
Comprehensive income
Net income                                                                                                       386           386
Other comprehensive income,
 net of tax (1)
  Net change in unrealized capital
   gains (losses) on securities(2)                                                         26                                   26
  Cumulative translation adjustments                                                                    (3)                     (3)
Total other comprehensive income                                                                                                23
  Total comprehensive income                                                                                                   409
Dividends declared                                                                                               (50)          (50)
Issuance of shares under incentive
 and stock purchase plans                                           (2)        7                                                 5
Treasury stock acquired                                                      (15)                                              (15)
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, DECEMBER 31, 1998        $   --  $   --   $    1   $1,281   $    (9)   $     263    $      (7)  $   964     $   2,493
====================================================================================================================================

(1) Net change in unrealized capital gains (losses) on securities is reflected net of tax (benefit) provision of $201, $(326) and $14 for the years ended December 31, 2000, 1999 and 1998, respectively. There is no tax effect on cumulative translation adjustments.
(2) There were reclassification adjustments for after-tax (losses) realized in net income of $(57) for the year ended December 31, 2000. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the years ended December 31, 1999 and 1998.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
                                                                                 ---------------------------------
(In millions)                                                                      2000         1999         1998
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $   575      $   467      $   386
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
Net realized capital losses                                                           88            5           --
Amortization of deferred policy acquisition costs                                    671          568          441
Additions to deferred policy acquisition costs                                      (988)        (948)        (908)
Depreciation and amortization                                                          6            7           16
Increase in premiums receivable and agents' balances                                  (2)         (48)         (19)
Increase (decrease) in other liabilities                                             362         (297)         (44)
Change in receivables, payables and accruals                                          88          195          108
Increase (decrease) in accrued tax                                                    12         (159)          43
Decrease (increase) in deferred income tax                                            95          251          (71)
Increase in future policy benefits                                                   838          710          778
(Increase) decrease in reinsurance recoverables                                      (62)          74          (98)
Other, net                                                                            18         (101)          35
------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,701          724          667
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of investments                                                          (7,218)      (7,194)      (7,846)
Sales of investments                                                               5,073        7,267        6,247
Maturity and principle paydowns of fixed maturity investments                      1,693        1,938        1,885
Purchases of affiliates and other                                                   (112)        (104)        (199)
------------------------------------------------------------------------------------------------------------------
    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                            (564)       1,907           87
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Decrease in short-term debt                                                           --           --          (50)
Proceeds from issuance of company obligated mandatorily
  redeemable preferred securities of subsidiary trust holding solely
  parent junior subordinated debentures                                               --           --          250
Dividends paid                                                                       (55)         (50)         (38)
Net disbursements for investment and universal life - type contracts
  charged against policyholder accounts                                           (1,069)      (2,527)        (957)
Proceeds from parent to retire common stock                                          226           --           --
Payments to retire common stock                                                     (226)          --           --
Net issuance (purchase) of common stock                                                6           (1)          (8)
------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR FINANCING ACTIVITIES                                        (1,118)      (2,578)        (803)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                       19           53          (49)
Impact of foreign exchange                                                            (2)          --           (3)
Cash - beginning of year                                                              89           36           88
------------------------------------------------------------------------------------------------------------------
    CASH - END OF YEAR                                                           $   106      $    89      $    36
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------
NET CASH PAID DURING THE YEAR FOR
  Income taxes                                                                   $   197      $    51      $   257
  Interest                                                                       $    65      $    65      $    54


NONCASH INVESTING ACTIVITIES
     In 1998, due to the recapture of an in force block of business previously ceded to MBL Life Assurance Co. of New Jersey, reinsurance recoverables of $4,753 were exchanged for the fair value of assets comprised of $4,310 in policy loans and $443 in other net assets.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollar amounts in millions, unless otherwise stated)


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries ("Hartford Life" or the "Company"), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits products. Hartford Life, Inc. was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company ("HLA"), a subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"). Pursuant to an initial public offering (the "IPO") on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford ("The Hartford Acquisition"). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire Insurance Company ("Hartford Fire"), a direct wholly-owned subsidiary of The Hartford (see Note 3). Hartford Life, Inc. is a holding company and as such has no material business of its own.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides that if registrants have not applied the accounting therein, they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, became effective for the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company's financial condition or results of operations.

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

(c) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125". SFAS No. 140 revises the criteria for accounting for certain transfers of financial assets and the reporting and disclosure requirements for collateral arrangements. Implementation of the accounting provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In July 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Certain Investments". This pronouncement requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other-than-temporary decline in value. This consensus is effective for financial statements with fiscal quarters beginning after March 15, 2001. Adoption of EITF No. 99-20 is not expected to have a material impact on the Company's financial condition or results of operations.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 133 requires, among other things, that all derivatives be carried on the balance sheet at fair value. SFAS No. 133 also specifies hedge accounting criteria under which a derivative can qualify for special accounting. SFAS No. 138 amended SFAS No. 133 so that for interest rate hedges, a company may designate as the hedged risk the risk of changes only in a benchmark interest rate. Also, credit risk is newly defined as the company-specific spread over the benchmark interest rate and may be hedged separately from, or in combination with, the benchmark interest rate. Initial application of SFAS No. 133, as amended, for Hartford Life began January 1, 2001. Implementation of SFAS No. 133, as amended, is expected to result in a cumulative transition adjustment charge of $23 after-tax. However, the FASB's Derivative Implementation Group continues to deliberate on multiple issues, the resolution of which could have a significant impact on the Company's expectations.

(d) REVENUE RECOGNITION

Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances and are recognized in the period in which services are provided. Premiums for traditional life insurance are recognized as revenues when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(e) DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under participating policies and applicable state laws. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders' share of net income on those contracts that cannot be distributed is excluded from stockholder's equity by a charge to operations and a credit to a liability.

Participating life insurance in force accounted for 17%, 20% and 22% as of December 31, 2000, 1999 and 1998, respectively, of total life insurance in force. Dividends to policyholders were $67, $104 and $330 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no additional amounts of income allocated to participating policyholders.

(f) INVESTMENTS

Hartford Life's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other invested assets primarily consist of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value.

Net realized capital gains (losses) on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and effectively offset by amounts owed to policyholders and were $(9), $2 and $8 for the years ended December 31, 2000, 1999 and 1998, respectively. Under the terms of the contracts, the realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

The Company's accounting policy for impairment requires recognition of an other than temporary impairment charge on a security if it is determined that the Company is unable to recover all amounts due under the contractual obligations of the security. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(g) DERIVATIVE INSTRUMENTS

HEDGE ACCOUNTING -- Hartford Life uses a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options in compliance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an end user of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits. Hartford Life's accounting for derivative instruments used to manage risk is in accordance with the concepts established in SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 52, "Foreign Currency Translation", American Institute of Certified Public Accountants (AICPA) Issue Paper No. 86-2, "Accounting for Options" and various Emerging Issues Task Force pronouncements. Written options are used, in all cases in conjunction with other assets and derivatives, as part of the Company's asset and liability management strategy. Derivative instruments are carried at values consistent with the asset or liability being hedged. Derivative instruments used to hedge fixed maturities or equity securities are carried at fair value with the after-tax difference from cost reflected in stockholder's equity as a component of accumulated other comprehensive income. Derivative instruments used to hedge other invested assets or liabilities are carried at cost. For a discussion of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998, see (c) Future Adoption of New Accounting Standards. Initial application of SFAS No. 133, as amended, for Hartford Life began in the first quarter of 2001.

Derivative instruments must be designated at inception as a hedge and measured for effectiveness both at inception and on an ongoing basis. Hartford Life's correlation threshold for hedge designation is 80% to 120%. If correlation, which is assessed monthly or quarterly and measured based on a rolling three month average, falls outside the 80% to 120% range, hedge accounting will be terminated. Derivative instruments used to create a synthetic asset must meet synthetic accounting criteria, including designation at inception and consistency of terms between the synthetic and the instrument being replicated. Consistent with industry practice, synthetic instruments are accounted for like the financial instrument they are intended to replicate. Derivative instruments which fail to meet risk management criteria are marked to market with the impact reflected in the Consolidated Statements of Income.

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

FORWARD COMMITMENTS -- Open forward commitment contracts are marked to market through stockholder's equity as a component of accumulated other comprehensive income. Such contracts are accounted for at settlement by recording the purchase of the specified securities at the previously committed price. Gains or losses resulting from the termination of forward commitment contracts are recognized immediately in the Consolidated Statements of Income as a component of net investment income.

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

INTEREST RATE CAPS AND FLOORS -- Premiums paid on purchased cap or floor agreements and the premium received on issued cap or floor agreements (used for risk management) are adjusted into the basis of the applicable asset or liability and amortized over the asset life or liability life. Gains or losses on termination of such positions are adjusted into the basis of the asset or liability and amortized over the remaining asset or liability life. Net payments are recognized as an adjustment to income or basis adjusted and amortized depending on the specific hedge strategy.

FORWARD EXCHANGE AND CURRENCY SWAPS CONTRACTS -- Forward exchange contracts and foreign currency swaps are accounted for in accordance with SFAS No. 52. Changes in the spot rate of instruments designated as hedges of the net investment in a foreign subsidiary are reflected in stockholder's equity as a component of accumulated other comprehensive income.

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

(i) DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. Generally, acquisition costs are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income.

Acquisition costs and their related deferral are included in the Company's insurance expenses and other as follows:

                                              2000            1999            1998
                                              ----            ----            ----
Commissions                                 $ 1,301         $ 1,152         $ 1,202
Deferred acquisition costs                     (988)           (948)           (908)
General insurance expenses and other            923             853             853
                                            -------         -------         -------
    Insurance expenses and other            $ 1,236         $ 1,057         $ 1,147
                                            =======         =======         =======

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

The following table displays the development of claim reserves (included in future policy benefits on the Consolidated Balance Sheets) resulting primarily from group disability products as of December 31, 2000, 1999 and 1998:

                                             2000            1999            1998
                                             ----            ----            ----
BEGINNING CLAIM RESERVES - GROSS           $ 2,128         $ 1,938         $ 1,746
Less: Reinsurance recoverables                 125             125              71
                                           -------         -------         -------
BEGINNING CLAIM RESERVES - NET               2,003           1,813           1,675
                                           -------         -------         -------
Incurred expenses related to:
    Current year                             1,093           1,013             902
    Prior years                                (11)            (33)            (48)
                                           -------         -------         -------
      Total incurred                         1,082             980             854
                                           -------         -------         -------
Paid expenses related to:
    Current year                               410             360             334
    Prior years                                468             430             382
                                           -------         -------         -------
      Total paid                               878             790             716
                                           -------         -------         -------
ENDING CLAIM RESERVES - NET                  2,207           2,003           1,813
Add: Reinsurance recoverables                  177             125             125
                                           -------         -------         -------
      ENDING CLAIM RESERVES - GROSS        $ 2,384         $ 2,128         $ 1,938
                                           =======         =======         =======

(k) OTHER POLICYHOLDER FUNDS

Other policyholder funds include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in other policyholder funds, $15.6 billion and $16.6 billion for the years ended December 31, 2000 and 1999, respectively, represent policyholder obligations.

The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

(l) FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholder's equity as a component of accumulated other comprehensive income. Balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.

(m) MUTUAL FUNDS

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment administration services to The Hartford Mutual Funds, Inc., a family of fourteen mutual funds. The Company charges management fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities as well as related investment returns are not reflected in the Company's consolidated financial statements since they are not assets, liabilities, and operations of the Company.

3.  COMMON STOCK ACQUIRED BY THE HARTFORD

On May 18, 2000, the Board of Directors of Hartford Life approved a cash tender offer from the Board of Directors of The Hartford for the acquisition of all of the common shares of Hartford Life not already owned by The Hartford at a price of $50.50 per share, to be followed by the merger of Hartford Life with a wholly-owned subsidiary of The Hartford, with Hartford Life to be the surviving corporation. The cash tender offer expired on June 21, 2000 at 12:00 midnight
(EST) and 21,596,797 shares of Hartford Life Class A Common Stock were acquired pursuant to the tender offer. The Hartford completed the merger of Hartford Life effective June 27, 2000. All Hartford Life stockholders who did not tender their shares (other than The Hartford and its subsidiaries) received the same $50.50 per share in cash paid in the tender offer.

As a result of the above, all eligible participants of Hartford Life's stock based compensation plans have been converted to The Hartford's stock based compensation plans as described in Note 10.

4.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                   For the years ended December 31,
                                                                                   --------------------------------
                                                                                   2000          1999          1998
                                                                                   ----          ----          ----
(a) COMPONENTS OF NET INVESTMENT INCOME

Interest income from fixed maturities                                             $ 1,213       $ 1,121       $ 1,129
Interest income from policy loans                                                     308           391           789
Income from other investments                                                          88            66            53
                                                                                  -------       -------       -------
Gross investment income                                                             1,609         1,578         1,971
Less: Investment expenses                                                              17            16            16
                                                                                  -------       -------       -------
   NET INVESTMENT INCOME                                                          $ 1,592       $ 1,562       $ 1,955
                                                                                  =======       =======       =======

(b) COMPONENTS OF NET REALIZED CAPITAL (LOSSES) GAINS

Fixed maturities                                                                  $  (120)      $   (11)      $   (23)
Equity securities                                                                      23            12            21
Real estate and other                                                                  --            (4)           10
Change in liability to policyholders for net realized capital losses (gains)            9            (2)           (8)
                                                                                  -------       -------       -------
   NET REALIZED CAPITAL LOSSES                                                    $   (88)      $    (5)      $    --
                                                                                  =======       =======       =======

(c) NET CHANGE IN UNREALIZED CAPITAL (LOSSES) GAINS ON EQUITY SECURITIES

Gross unrealized capital gains                                                    $     5       $    25       $    17
Gross unrealized capital losses                                                       (15)           (2)           (1)
                                                                                  -------       -------       -------
Net unrealized capital (losses) gains                                                 (10)           23            16
Deferred income taxes                                                                  (4)            7             5
                                                                                  -------       -------       -------
Net unrealized capital (losses) gains, net of tax                                      (6)           16            11
Balance - beginning of year                                                            16            11            14
                                                                                  -------       -------       -------
   NET CHANGE IN UNREALIZED CAPITAL (LOSSES) GAINS ON EQUITY SECURITIES           $   (22)      $     5       $    (3)
                                                                                  =======       =======       =======

(d) NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized capital gains                                                    $   384       $    70       $   546
Gross unrealized capital losses                                                      (307)         (637)         (125)
Unrealized capital gains (losses) credited to policyholders                           (10)           24           (32)
                                                                                  -------       -------       -------
Net unrealized capital gains (losses)                                                  67          (543)          389
Deferred income taxes                                                                  21          (191)          137
                                                                                  -------       -------       -------
Net unrealized capital gains (losses), net of tax                                      46          (352)          252
Balance - beginning of year                                                          (352)          252           223
                                                                                  -------       -------       -------
   NET CHANGE IN UNREALIZED CAPITAL GAINS (LOSSES) ON FIXED MATURITIES            $   398       $  (604)      $    29
                                                                                  =======       =======       =======

(e) FIXED MATURITY INVESTMENTS

                                                                        As of December 31, 2000
                                                                        -----------------------
                                                                           Gross        Gross
                                                             Amortized   Unrealized   Unrealized       Fair
                                                               Cost        Gains        Losses        Value
                                                               ----        -----        ------        -----
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                 $   227      $    17      $    --       $   244
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset backed                    1,209           25           (9)        1,225
States, municipalities and political subdivisions              1,422           73          (22)        1,473
Foreign governments                                              319           10           (8)          321
Public utilities                                                 645            5          (10)          640
All other corporate, including international                   6,648          123         (195)        6,576
All other corporate - asset backed                             6,072          125          (46)        6,151
Short-term investments                                           975           --           --           975
Certificates of deposit                                          458            3          (14)          447
Redeemable preferred stock                                       196            3           (3)          196
                                                             -------      -------      -------       -------
  TOTAL FIXED MATURITIES                                     $18,171      $   384      $  (307)      $18,248
                                                             =======      =======      =======       =======

                                                                        As of December 31, 1999
                                                                        -----------------------
                                                                           Gross        Gross
                                                             Amortized   Unrealized   Unrealized       Fair
                                                               Cost        Gains        Losses        Value
                                                               ----        -----        ------        -----
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored)                                 $   228      $     5      $    (4)      $   229
U.S. Government and Government agencies and authorities
  (guaranteed and sponsored) - asset backed                    1,333            5          (40)        1,298
States, municipalities and political subdivisions              1,346            2          (75)        1,273
Foreign governments                                              347            8          (16)          339
Public utilities                                                 991            7          (41)          957
All other corporate, including international                   6,539           36         (292)        6,283
All other corporate - asset backed                             4,914            6         (153)        4,767
Short-term investments                                         1,346           --           --         1,346
Certificates of deposit                                          510            1          (14)          497
Redeemable preferred stock                                        48           --           (2)           46
                                                             -------      -------      -------       -------
  TOTAL FIXED MATURITIES                                     $17,602      $    70      $  (637)      $17,035
                                                             =======      =======      =======       =======

The amortized cost and estimated fair value of fixed maturity investments as of December 31, 2000 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience.


MATURITY                                 Amortized Cost      Fair Value
--------                                 --------------      ----------
One year or less                            $ 1,537           $ 1,539
Over one year through five years              6,325             6,330
Over five years through ten years             5,083             5,134
Over ten years                                5,226             5,245
                                            -------           -------
     TOTAL                                  $18,171           $18,248
                                            =======           =======

(f) SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2000, 1999 and 1998 resulted in proceeds of $3.8 billion, $3.8 billion and $4.4 billion, gross realized capital gains of $114, $178 and $121, gross realized capital losses (including writedowns) of $225, $191 and $152, respectively. Sales of equity security investments for the years ended December 31, 2000, 1999 and 1998 resulted in proceeds of $42, $38, and $39 and gross realized capital gains of $37, $12 and $21, respectively, and gross realized capital losses of $14 for the year ended December 31, 2000. There were no realized capital losses on sales of equity securities in 1999 and 1998.

(g) CONCENTRATION OF CREDIT RISK

The Company is not exposed to any concentration of credit risk in fixed maturities of a single issuer greater than 10% of stockholder's equity.

(h) DERIVATIVE INSTRUMENTS

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or, to control transactions costs. The Company utilizes derivative instruments to manage market risk through four principal risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities. Hartford Life is considered an end user of derivative instruments and, as such, does not make a market or trade in these instruments for the express purpose of earning trading profits.

The Company maintains a derivatives counterparty exposure policy which establishes market based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to Hartford Life based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to or held by the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

The Company's derivative program is monitored by an internal compliance unit and is reviewed by senior management and reported to The Hartford's Finance Committee. Notional amounts, which represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk, pertaining to derivative financial instruments (excluding the Company's guaranteed separate account derivative investments, see Note 6), totaled $5.0 billion and $7.5 billion ($4.2 billion and $5.5 billion related to the Company's investments and $774 and $2.0 billion related to the Company's liabilities) as of December 31, 2000 and 1999, respectively.

The tables below provide a summary of derivative instruments held by Hartford Life as of December 31, 2000 and 1999, segregated by major investment and liability category:

2000                                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                               Total                    Purchased                  Interest    Foreign      Total
                                             Carrying     Issued Caps  Caps, Floors               Rate Swaps   Currency    Notional
ASSETS HEDGED                                  Value       & Floors     & Options    Futures (1)  & Forwards   Swaps (2)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities
   (excluding anticipatory)                  $  7,376      $             $     15    $     --      $  1,493    $     --    $  1,508
Anticipatory (3)                                   --            --            --         144            --          --         144
Other bonds and notes                           9,897           139           439          --         1,939          37       2,554
Short-term investments                            975            --            --          --            --          --          --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    18,248           139           454         144         3,432          37       4,206
Equity securities, policy loans and
  other investments                             4,691            --            --          --            --          --          --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                       $ 22,939           139           454         144         3,432          37       4,206
     OTHER POLICYHOLDER FUNDS                $ 15,849            --           650          --           124          --         774
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS -
        NOTIONAL VALUE                                     $    139      $  1,104    $    144      $  3,556    $     37    $  4,980
===================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS -
        FAIR VALUE                                         $     (4)     $     11    $     --      $     (8)   $     --    $     (1)
===================================================================================================================================


1999                                                                  AMOUNT HEDGED (NOTIONAL AMOUNTS)
                                               Total                    Purchased                  Interest    Foreign      Total
                                             Carrying     Issued Caps  Caps, Floors               Rate Swaps   Currency    Notional
ASSETS HEDGED                                  Value       & Floors     & Options    Futures (1)  & Forwards   Swaps (2)    Amount
-----------------------------------------------------------------------------------------------------------------------------------
Asset backed securities
   (excluding anticipatory)                  $  6,065     $     --       $     15       $     --    $    931    $     --   $    946
Anticipatory (3)                                   --           --             --             13         232          --        245
Other bonds and notes                           9,624          505            681             --       3,008          83      4,277
Short-term investments                          1,346           --             --             --          --          --         --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                    17,035          505            696             13       4,171          83      5,468
Equity securities, policy loans and
  other investments                             4,751           --             --             --          --          --         --
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INVESTMENTS                       $ 21,786          505            696             13       4,171          83      5,468
     OTHER POLICYHOLDER FUNDS                $ 16,873           --          1,150             --         848          --      1,998
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DERIVATIVE INSTRUMENTS -
        NOTIONAL VALUE                                    $    505       $  1,846       $     13    $ 5,019     $     83   $  7,466
===================================================================================================================================
     TOTAL DERIVATIVE INSTRUMENTS -
        FAIR VALUE                                        $    (22)      $     10       $     --    $   (22)    $      2   $    (32)
===================================================================================================================================

(1) As of December 31, 2000 and 1999, 100% of the notional futures contracts mature within one year.

(2) As of December 31, 2000, no foreign currency swaps mature within one year. As of December 31, 1999, approximately 27% of foreign currency swaps expire within one year. In years 2007 to 2009, 80% of the notional value will mature.

(3) Deferred gains and losses on anticipatory transactions are included in the carrying value of fixed maturities in the Consolidated Balance Sheets. At the time of the ultimate purchase, they are reflected as a basis adjustment to the purchased asset. As of December 31, 2000, the Company had $0.2 of net deferred gains for futures contracts. Hartford Life expects the anticipatory transaction to occur in the first quarter of 2001 and the entire $0.2 of net deferred gains will be amortized into income as a hedge of a forecasted transaction. As of December 31, 1999, the Company had $3.4 of net deferred losses for futures contracts and interest rate swaps, which were basis adjusted in 2000.

The following is a reconciliation of notional amounts by derivative type and strategy as of December 31, 2000 and 1999:


                         December 31, 1999                              Maturities/        December 31, 2000
                          Notional Amount         Additions           Terminations (1)      Notional Amount
                          ---------------         ---------           ----------------      ---------------
BY DERIVATIVE TYPE
Caps                          $1,779                $   --                $1,187                $  592
Floors                           405                   100                   210                   295
Swaps/Forwards                 5,102                 2,652                 4,161                 3,593
Futures                           13                   357                   226                   144
Options                          167                   426                   237                   356
                              ------                ------                ------                ------
   TOTAL                      $7,466                $3,535                $6,021                $4,980
                              ======                ======                ======                ======
BY STRATEGY
Liability                     $1,998                $  215                $1,439                $  774
Anticipatory                     245                   611                   712                   144
Asset                          4,093                 1,726                 2,656                 3,163
Portfolio                      1,130                   983                 1,214                   899
                              ------                ------                ------                ------
   TOTAL                      $7,466                $3,535                $6,021                $4,980
                              ======                ======                ======                ======

(1) During 2000, the Company had no significant gains or losses on terminations of hedge positions using derivative financial instruments.

(i) COLLATERAL ARRANGEMENTS

Hartford Life entered into various collateral arrangements which require both the pledging and accepting of collateral, in connection with its derivative instruments and repurchase agreements. As of December 31, 2000, collateral pledged had not been separately reported in the Consolidated Balance Sheets. The classification and carrying amounts of collateral pledged at December 31, 2000 were as follows:

                                                                         Carrying
                                                                          Amount
ASSETS
U.S. Government and Government agencies and
  authorities (guaranteed and sponsored)                                  $    3
U.S. Government and Government agencies and
  authorities (guaranteed and sponsored) - asset backed                       31
                                                                          ------
   TOTAL                                                                  $   34
                                                                          ======

At December 31, 2000, Hartford Life had accepted collateral consisting primarily of U.S. Government securities with a fair value of $252. While Hartford Life is permitted by contract to sell or repledge the collateral accepted, none of the collateral had been sold or repledged at December 31, 2000. As of December 31, 2000, all collateral accepted was held in separate custodial accounts.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. Hartford Life uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources.

For policy loans, carrying amounts approximate fair value.

Fair value of other investments, which primarily consist of partnership investments, is based on external market valuations from partnership management. Other investments also include mortgage loans, whereby the carrying value approximates fair value.

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

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using a pricing model which is similar to external valuation models. Derivative instruments are reported below as a component of other investments.

The carrying amount and fair values of Hartford Life's financial instruments as of December 31, 2000 and 1999 were as follows:

                                                            2000                                          1999
                                                            ----                                          ----
                                          Carrying Amount           Fair Value          Carrying Amount          Fair Value
                                          ---------------           ----------          ---------------          ----------
ASSETS
  Fixed maturities                            $18,248                $18,248                $17,035                $17,035
  Equity securities                               171                    171                    153                    153
  Policy loans                                  3,610                  3,610                  4,222                  4,222
  Other investments                               910                    913                    376                    387
LIABILITIES
  Other policyholder funds (1)                $11,985                $11,607                $11,991                $11,416
  Long-term debt                                  650                    658                    650                    633
  TruPS                                           250                    245                    250                    203

(1) Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

6.  SEPARATE ACCOUNTS

Hartford Life maintained separate account assets and liabilities totaling $114.0 billion and $110.7 billion as of December 31, 2000 and 1999, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.2 billion and $101.8 billion as of December 31, 2000 and 1999, respectively, wherein the policyholder assumes substantially all the investment risks and rewards, and guaranteed separate accounts totaling $9.8 and $8.9 billion as of December 31, 2000 and 1999, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $697 and $860 as of December 31, 2000 and 1999, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.4 billion, $1.1 billion and $908 in 2000, 1999 and 1998, respectively. The guaranteed separate accounts include fixed market value adjusted (MVA) individual annuity and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.6% and 6.5% as of December 31, 2000 and 1999, respectively. The assets that support these liabilities were comprised of $9.6 billion and $8.9 billion in fixed maturities as of December 31, 2000 and 1999, respectively, and $0.2 billion of other invested assets as of December 31, 2000. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $3 and $(96) in carrying value and $3.5 billion and $2.1 billion in notional amounts as of December 31, 2000 and 1999, respectively.

7.  DEBT

                                                  2000                                 1999
                                                  ----                                 ----
                                                        Weighted Average                      Weighted Average
                                          Amount        Interest Rate (1)      Amount         Interest Rate (1)
                                          ------        -----------------      ------         -----------------
LONG-TERM DEBT
   6.90% notes, due June 2004               $200                 7.0%           $200                   7.0%
   7.10% notes, due June 2007                200                 7.2%            200                   7.2%
   7.65% debentures, due June 2027           250                 7.8%            250                   7.8%
                                            ----                 ---            ----                   ---
         TOTAL LONG-TERM DEBT               $650                 7.4%           $650                   7.4%
                                            ====                 ===            ====                   ===

(1) Represents the weighted average effective interest rate at the end of the year.

(A) SHORT-TERM DEBT

As of December 31, 2000, Hartford Life maintained a $250 five year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support for the Company's commercial paper program. As of December 31, 2000, there were no outstanding borrowings under the facility or commercial paper program.

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

In June 1998, Hartford Life filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities, described above. The Company issued $250 of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures on June 29, 1998, discussed below. As of December 31, 2000, Hartford Life had $750 remaining on this shelf registration.

Interest expense related to short- and long-term debt totaled $48 in 2000 and $49 in 1999 and 1998.

(C) SUBSEQUENT EVENT

On March 1, 2001, the Company issued and sold $400 of senior debt securities from its existing shelf registration in order to partially finance the Fortis, Inc. (operating as Fortis Financial Group. or "Fortis") acquisition. For additional information, see Note 18 (Subsequent Events).

8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

A) DESCRIPTION

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

Interest expense with respect to the Series A Preferred Securities totaled approximately $18 in both in 2000 and 1999, and $9 in 1998.

b) SUBSEQUENT EVENT

On March 6, 2001, the Company issued and sold $200 of Hartford Life trust preferred securities from its existing shelf registration in order to partially finance the Fortis acquisition. For additional information, see Note 18 (Subsequent Events).

9.  STOCKHOLDER'S EQUITY

a) PREFERRED STOCK

Hartford Life had 50,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 1999 and 1998. In conjunction with The Hartford Acquisition, Hartford Life canceled its authorized preferred stock.

b) STATUTORY RESULTS

                                      For the years ended December 31,
                                      --------------------------------
                                      2000          1999          1998
                                      ----          ----          ----
Statutory net income                 $  399        $  220        $  265
                                     ======        ======        ======
Statutory capital and surplus        $2,407        $2,214        $2,010
                                     ======        ======        ======

Statutory net income of $399 in 2000 increased 81% from 1999. Excluding realized losses on certain securities recorded in 1999, statutory net income increased $109, or 38%.

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2001, without prior regulatory approval, is estimated to be $310.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable state of domicile. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. The effective date for the statutory accounting guidance is January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. The Company has determined that the overall impact of applying the new guidance will result in a one-time statutory cumulative transition benefit of approximately $75 in statutory surplus.

10.  STOCK COMPENSATION PLANS

Hartford Life's employees are included in The Hartford 2000 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan. Prior to The Hartford Acquisition, eligible employees of Hartford Life were included in Hartford Life's stock based compensation plans, the 1997 Hartford Life, Inc. Incentive Stock Plan and the Hartford Life, Inc. Employee Stock Purchase Plan. As a result of The Hartford Acquisition, all eligible participants of Hartford Life's stock based compensation plans were converted to The Hartford's stock based compensation plans.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretation in accounting for its stock based compensation plans. Accordingly, in the measurement of compensation expense the Company utilizes the excess of market price over exercise price, on the first date that both the number of shares and award price are known. For the years ended December 31, 2000, 1999, and 1998, compensation expense related to the stock based compensation plans was not material. Had compensation cost for the Incentive Stock Plan and Employee Stock Ownership Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123 the Company's net income would have been reduced to the pro forma amounts indicated below:

                         2000           1999           1998
--------------------------------------------------------------------
Net Income
  As reported           $ 575          $ 467          $ 386
  Pro forma (1)           563            456            379
--------------------------------------------------------------------

(1) The pro forma disclosures are not representative of the effects on net income in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998; dividend yield of 1.0% for 2000, 1999 and 1998; expected price variability of 36% for 2000 and 1999, and 33% for 1998; risk free interest rates of 6.7% for the 2000 grants, 5.3% for the 1999 grants and 4.9% for the 1998 grants; and expected lives for five years for 2000, 1999 and 1998.

A summary of the status of non-qualified options included in the Company's incentive stock plan as of December 31, 2000, 1999 and 1998 and changes during the years ended December 31, 2000, 1999 and 1998 are presented below:

                                                    2000                         1999                          1998
                                         ------------------------      ------------------------       -----------------------
                                                     Weighted                      Weighted                      Weighted
                                                      Average                       Average                       Average
                                         Shares    Exercise Price      Shares    Exercise Price       Shares   Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        2,273,502      $43.99         1,766,397      $40.96            422,512      $31.54
Granted                                 1,894,975       36.32           621,615       51.83          1,376,375       43.74
Exercised                                 (38,801)      38.21           (45,063)      35.88            (15,483)      31.10
Cancelled/Expired                         (42,264)      43.14           (69,447)      42.40            (17,007)      40.24
Conversion to options of The Hartford  (4,087,412)      40.58                --          --                 --          --
Company's options outstanding at       ----------                     ---------                      ---------
     end of year                               --          --         2,273,502      $43.99          1,766,397      $40.96
-----------------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                     --          --           903,605      $39.69            504,562      $37.72
Weighted average fair value of
     options granted                       $14.48                        $19.41                         $15.13
-----------------------------------------------------------------------------------------------------------------------------

11.  POSTRETIREMENT BENEFIT AND SAVINGS PLANS

(a) PENSION PLANS

Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford, was $8, $10 and $9 in 2000, 1999 and 1998, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2000, 1999 and 1998.

(b) INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan. The cost to Hartford Life for this plan was approximately $8 in 2000 and $6 in both 1999 and 1998.

12.  REINSURANCE

Hartford Life cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. Hartford Life reduces this risk by evaluating the financial condition of reinsurers and monitoring for possible concentrations of credit risk. As of December 31, 2000, Hartford Life had no significant concentrations of credit risk related to reinsurance.

The Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance recoveries on ceded reinsurance contracts recognized in the Consolidated Statements of Income were $225, $168 and $119 for the years ended December 31, 2000, 1999 and 1998, respectively. Hartford Life also assumes insurance from other insurers.

The effect of reinsurance on fee income, earned premiums and other is summarized as follows:

                                               For the years ended December 31,
                                               --------------------------------
FEE INCOME, EARNED PREMIUMS AND OTHER          2000            1999            1998
-------------------------------------          ----            ----            ----
Gross                                        $ 4,645         $ 4,068         $ 3,946
Reinsurance assumed                              137             154              98
Reinsurance ceded                               (296)           (243)           (211)
                                             -------         -------         -------
   NET                                       $ 4,486         $ 3,979         $ 3,833
                                             =======         =======         =======

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

13.  INCOME TAX

Hartford Life and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing a separate federal income tax return.

Beginning in 2000, the Company will be included in The Hartford's consolidated federal income tax return. The life insurance companies filed a separate consolidated federal income tax return for 1999 and 1998. The Company's effective tax rate was 27%, 32% and 34% in 2000, 1999 and 1998, respectively.

Income tax expense (benefit) is as follows:

                              For the years ended December 31,
                              --------------------------------
                              2000         1999          1998
                              ----         ----          ----
Current                      $ 115        $ (41)        $ 299
Deferred                        98          260          (100)
                             -----        -----         -----
   INCOME TAX EXPENSE        $ 213        $ 219         $ 199
                             =====        =====         =====

A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                         For the years ended December 31,
                                                         --------------------------------
                                                         2000          1999          1998
                                                         ----          ----          ----
Tax provision at the U.S. federal statutory rate        $ 276         $ 240         $ 205
Municipal bond and other tax-exempt income                (47)          (17)           (9)
IRS audit settlement (see Note 16 (c))                    (24)           --            --
Other                                                       8            (4)            3
                                                        -----         -----         -----
   TOTAL                                                $ 213         $ 219         $ 199
                                                        =====         =====         =====

Deferred tax assets (liabilities) include the following as of December 31:

                                                                           2000          1999
                                                                           ----          ----
Tax basis deferred policy acquisition costs                               $ 786         $ 754
Financial statement deferred policy acquisition costs and reserves         (104)           10
Employee benefits                                                            27            25
Net unrealized capital (gains) losses on securities                         (17)          184
Investments and other                                                      (469)         (451)
                                                                          -----         -----
    TOTAL                                                                 $ 223         $ 522
                                                                          =====         =====

Hartford Life had current federal income tax receivables of $105 and $40 as of December 31, 2000 and 1999, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2000.

14.  RELATED PARTY TRANSACTIONS

Transactions of the Company with Hartford Fire and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $84 in 2000 and $72 in both 1999 and 1998. Included in other liabilities are $22 and $15 due to The Hartford as of December 31, 2000 and 1999, respectively.

15.  HARTFORD LIFE INSURANCE COMPANY

The following information is provided for the benefit of certain policyholders of Hartford Life Insurance Company and subsidiaries ("HLIC"), an indirect wholly-owned subsidiary of Hartford Life. Hartford Life has entered into a capital maintenance agreement with HLIC whereby Hartford Life is obligated to contribute capital to HLIC if HLIC's risk based capital falls below a certain threshold. The amount of capital that would be required to be contributed is that amount that would restore HLIC's risk based capital above the established threshold.

The following is a breakdown of certain consolidating financial information related to Hartford Life:

CONDENSED CONSOLIDATING BALANCE SHEETS                                  As of December 31, 2000
                                                                      -----------------------
                                                                HLIC         Other(1)      Hartford Life
                                                                ----         --------      -------------
ASSETS
Investments                                                   $ 18,662       $ 4,277          $22,939
Deferred policy acquisition costs                                4,325           202            4,527
Separate account assets                                        113,744           250          113,994
Other assets                                                     2,104            57            2,161
                                                              --------       -------        ---------
        TOTAL ASSETS                                          $138,835       $ 4,786        $ 143,621
                                                              ========       =======        =========

LIABILITIES
Future policy benefits                                          $4,828       $ 2,246          $ 7,074
Other policyholder funds                                        14,947           902           15,849
Separate account liabilities                                   113,744           250          113,994
Other liabilities                                                2,124         1,373            3,497
                                                              ========       =======        =========
        TOTAL LIABILITIES                                      135,643         4,771          140,414

        TOTAL STOCKHOLDER'S EQUITY                               3,192            15            3,207
                                                              ========       =======        =========
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $138,835       $ 4,786        $ 143,621
                                                              ========       =======        =========

(1) Included in Other is the financial information related to additional legal entities owned by Hartford Life, including HLA, and the required elimination entries to consolidate Hartford Life's financial statements.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME                                 For the year ended December 31, 2000
                                                                             ------------------------------------
                                                                            HLIC           Other(1)     Hartford Life
                                                                            ----           --------     -------------
REVENUES
Fee income                                                                 $ 2,109         $   375         $ 2,484
Earned premiums and other                                                       97           1,905           2,002
Net investment income                                                        1,326             266           1,592
Net realized capital losses                                                    (85)             (3)            (88)
                                                                           -------         -------         -------
        TOTAL REVENUES                                                       3,447           2,543           5,990
                                                                           =======         =======         =======

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                               1,495           1,667           3,162
Insurance expenses and other                                                   667             702           1,369
Amortization of deferred policy acquisition costs                              604              67             671
                                                                           -------         -------         -------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                                  2,766           2,436           5,202

        INCOME BEFORE INCOME TAX EXPENSE                                       681             107             788
                                                                           =======         =======         =======
Income tax expense                                                             194              19             213
                                                                           =======         =======         =======
        NET INCOME                                                         $   487         $    88         $   575
                                                                           =======         =======         =======

(1) Included in Other is the financial information related to additional legal entities owned by Hartford Life, including HLA, and the required elimination entries to consolidate Hartford Life's financial statements.

16. COMMITMENTS AND CONTINGENT LIABILITIES

(a) LITIGATION

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b) LEASES

The rent paid to Hartford Fire for space occupied by the Company was $25, $15 and $14 in 2000, 1999 and 1998, respectively. Future minimum rental commitments are as follows:

2001                                       $ 24
2002                                         24
2003                                         22
2004                                         22
2005                                         22
Thereafter                                   88
                                           ----
    TOTAL                                  $202
                                           ====

Hartford Life's principal executive offices are located in Simsbury, Connecticut. Rental expense is recognized on a level basis over the term of the primary sublease for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $18 in 2000 and $16 in both 1999 and 1998.

(c) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service (IRS). The Company's 1996-1997 federal income tax returns are currently under audit by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

During the second quarter of 2000, the Company reached a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. This settlement resulted in a $24 tax benefit recorded in the Company's second quarter results of operations. This same matter is currently under review with the IRS for the 1996-1997 tax years.

(d) UNFUNDED COMMITMENTS

At December 31, 2000, Hartford Life has outstanding commitments to fund limited partnership investments totaling $191. These capital commitments can be called by the partnerships during the five-year commitment period to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, Hartford Life is not required to fund the remaining unfunded commitment.

17.      SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments as well as the Company's revenues by product.

                                                                         For the years ended December 31,
                                                                         --------------------------------
                                                                     2000              1999              1998
                                                                     ----              ----              ----
TOTAL REVENUES
   Investment Products                                            $   2,380         $   2,041         $   1,784
   Individual Life                                                      640               584               567
   Group Benefits                                                     2,207             2,024             1,809
   COLI                                                                 767               831             1,567
   Other                                                                 (4)               56                61
                                                                  ---------         ---------         ---------
   TOTAL REVENUES                                                 $   5,990         $   5,536         $   5,788
                                                                  =========         =========         =========

NET INVESTMENT INCOME
   Investment Products                                            $     741         $     708         $     739
   Individual Life                                                      181               172               189
   Group Benefits                                                       226               195               180
   COLI                                                                 366               431               793
   Other                                                                 78                56                54
                                                                  ---------         ---------         ---------
   TOTAL NET INVESTMENT INCOME                                    $   1,592         $   1,562         $   1,955
                                                                  =========         =========         =========

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS
   Investment Products                                            $     516         $     430         $     326
   Individual Life                                                      145               129               108
   Group Benefits                                                        10                 9                 7
   COLI                                                                  --                --                --
   Other                                                                 --                --                --
                                                                  ---------         ---------         ---------
   TOTAL AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS        $     671         $     568         $     441
                                                                  =========         =========         =========

INCOME TAX EXPENSE (BENEFIT)
   Investment Products                                            $     189         $     173         $     145
   Individual Life                                                       39                38                36
   Group Benefits                                                        24                23                27
   COLI                                                                  19                17                12
   Other                                                                (58)              (32)              (21)
                                                                  ---------         ---------         ---------
   TOTAL INCOME TAX EXPENSE                                       $     213         $     219         $     199
                                                                  =========         =========         =========

NET INCOME (LOSS)
   Investment Products                                            $     424         $     330         $     266
   Individual Life                                                       79                71                65
   Group Benefits                                                        90                79                71
   COLI                                                                  34                30                24
   Other                                                                (52)              (43)              (40)
                                                                  ---------         ---------         ---------
   TOTAL NET INCOME                                               $     575         $     467         $     386
                                                                  =========         =========         =========

ASSETS
   Investment Products                                            $ 107,467         $ 107,256         $  87,706
   Individual Life                                                    7,270             6,629             5,404
   Group Benefits                                                     4,111             3,640             3,068
   COLI                                                              23,390            20,158            22,631
   Other                                                              1,383             1,350             3,213
                                                                  ---------         ---------         ---------
   TOTAL ASSETS                                                   $ 143,621         $ 139,033         $ 122,022
                                                                  =========         =========         =========

                                            For the years ended December 31,
                                            --------------------------------
REVENUES BY PRODUCT                         2000          1999          1998
-------------------                         ----          ----          ----
Investment Products
     Individual Annuities                  $1,538        $1,354        $1,137
     Other                                    842           687           647
                                           ------        ------        ------
          Total Investment Products         2,380         2,041         1,784
Individual Life                               640           584           567
Group Benefits                              2,207         2,024         1,809
COLI                                          767           831         1,567
                                           ======        ======        ======

18.      SUBSEQUENT EVENT

On January 25, 2001, The Hartford, through Hartford Life, agreed to acquire the U.S. individual life insurance, annuity and mutual fund business of Fortis, Inc. (operating as Fortis Financial Group and referred to as "Fortis") for $1.12 billion in cash. The Company will effect the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisors, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The Fortis transaction, which is subject to insurance regulatory approval and other customary conditions, is expected to be completed in the second quarter of 2001. The acquisition will be accounted for as a purchase transaction.

Hartford Life plans to finance the acquisition through (1) a capital contribution from The Hartford of $615 from its recently completed offering of common stock, (2) proceeds from the March 1, 2001, issuance of $400 of senior debt securities under the Company's shelf registration and (3) proceeds from the March 6, 2001, issuance of $200 of trust preferred securities, also under Hartford Life's shelf registration. (For additional information on the shelf registration, see Notes 7 and 8.)

19.      QUARTERLY RESULTS FOR 2000 AND 1999  (UNAUDITED)

                                                                   Three Months Ended
                                                                   ------------------
                                        March 31,             June 30,            September 30,         December 31,
                                        ---------             --------            -------------         ------------
                                     2000       1999       2000       1999       2000       1999       2000       1999
                                     ----       ----       ----       ----       ----       ----       ----       ----
Revenues                           $ 1,446    $ 1,335    $ 1,441    $ 1,357    $ 1,587    $ 1,420    $ 1,516    $ 1,424
Benefits, claims and expenses        1,226      1,178      1,275      1,187      1,368      1,253      1,333      1,232
Net income                             150        106        146        114        152        119        127        128


                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)                                                                As of December 31, 2000
                                                                             -----------------------
                                                                                               Amount at which
                                                                                               shown on Balance
                          Type of Investment                          Cost       Fair Value        Sheet
                          ------------------                          ----       ----------        -----
FIXED MATURITIES
  Bonds and Notes
     U.S. Government and Government agencies and authorities
       (guaranteed and sponsored)                                   $   227        $   244        $   244
     U.S. Government and Government agencies and authorities
       (guaranteed and sponsored) - asset backed                      1,209          1,225          1,225
     States, municipalities and political subdivisions                1,422          1,473          1,473
     Foreign governments                                                319            321            321
     Public utilities                                                   645            640            640
     All other corporate, including international                     6,648          6,576          6,576
     All other corporate - asset backed                               6,072          6,151          6,151
     Short-term investments                                             975            975            975
  Certificates of deposit                                               458            447            447
  Redeemable preferred stock                                            196            196            196
                                                                    -------        -------        -------
       TOTAL FIXED MATURITIES                                        18,171         18,248         18,248
                                                                    -------        -------        -------
EQUITY SECURITIES
  Common Stocks
     Banks, trusts and insurance companies                              171            161            161
     Industrial and miscellaneous                                        10             10             10
                                                                    -------        -------        -------
       TOTAL EQUITY SECURITIES                                          181            171            171
                                                                    -------        -------        -------
       TOTAL FIXED MATURITIES AND EQUITY SECURITIES                  18,352         18,419         18,419
                                                                    -------        -------        -------
POLICY LOANS                                                          3,610          3,610          3,610
                                                                    -------        -------        -------
OTHER INVESTMENTS
  Mortgage loans on real estate                                         237            237            237
  Investment in partnerships                                            645            668            668
  Other invested assets                                                   5              8              5
                                                                    -------        -------        -------
       TOTAL OTHER INVESTMENTS                                          887            913            910
                                                                    -------        -------        -------
       TOTAL INVESTMENTS                                            $22,849        $22,942        $22,939
                                                                    =======        =======        =======

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

             CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
                                  (REGISTRANT)

(In millions)                                                      As of December 31,
                                                                   ------------------
CONDENSED BALANCE SHEETS                                           2000          1999
------------------------                                           ----          ----
ASSETS
   Fixed maturities, available for sale, at fair value
     (amortized cost of $1 and $1)                                $    1        $    1
   Investment in subsidiaries                                      4,110         3,209
   Other assets                                                       15            17
                                                                  ------        ------
     TOTAL ASSETS                                                  4,126         3,227
                                                                  ------        ------

LIABILITIES AND STOCKHOLDER'S EQUITY
  Long-term debt                                                     650           650
  Company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely parent
      junior subordinated debentures                                 250           250
  Other liabilities                                                   19            21
                                                                  ------        ------
     TOTAL LIABILITIES                                               919           921
     TOTAL STOCKHOLDER'S EQUITY                                    3,207         2,306
                                                                  ------        ------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $4,126        $3,227
                                                                  ======        ======

(In millions)
                                            For the years ended December 31,
                                            --------------------------------
CONDENSED STATEMENTS OF INCOME               2000        1999        1998
------------------------------               ----        ----        ----
  Earnings of subsidiaries                   $854        $753        $643
  Interest expense                             66          67          58
                                             ----        ----        ----
     INCOME BEFORE INCOME TAX EXPENSE         788         686         585
  Income tax expense                          213         219         199
                                             ----        ----        ----
     NET INCOME                              $575        $467        $386
                                             ====        ====        ====

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

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

       CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (CONTINUED)
                                  (REGISTRANT)


(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                        For the years ended December 31,
                                                                          --------------------------------
                                                                          2000          1999          1998
                                                                          ----          ----          ----
OPERATING ACTIVITIES
   Net income                                                            $ 575         $ 467         $ 386
   Undistributed earnings of subsidiaries                                 (526)         (420)         (348)
   Change in other assets and liabilities                                   --             3            --
                                                                         -----         -----         -----
     CASH PROVIDED BY OPERATING ACTIVITIES                                  49            50            38
                                                                         -----         -----         -----
INVESTING ACTIVITIES
   Sales (purchases) of investments                                         --             1            (2)
   Capital contribution to subsidiary                                       --            --          (190)
                                                                         -----         -----         -----
     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       --             1          (192)
                                                                         -----         -----         -----
FINANCING ACTIVITIES
   Decrease in short-term debt                                              --            --           (50)
   Proceeds from issuance of company obligated mandatorily
      Redeemable preferred securities of subsidiary trust holding
      solely parent junior subordinated debentures                          --            --           250
   Dividends paid                                                          (55)          (50)          (38)
   Proceeds from parent to retire common stock                             226            --            --
   Payments to retire common stock                                        (226)           --            --
   Net issuance (purchase) of common stock                                   6            (1)           (8)
                                                                         -----         -----         -----
     CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                      (49)          (51)          154
                                                                         -----         -----         -----
   Net change in cash                                                       --            --            --
   Cash - beginning of year                                                 --            --            --
                                                                         -----         -----         -----
     CASH - END OF YEAR                                                  $  --         $  --         $  --
                                                                         -----         -----         -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH ACTIVITY DURING THE YEAR FOR:
   Interest expense paid                                                 $  65         $  65         $  54
   Tax refund received                                                   $  20         $  24         $  20

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     (In millions)

                                                                                                                  Benefits,
                              Deferred                Other                   Earned                  Net        Claims and
                               Policy     Future     Policy-                 Premiums     Net       Realized       Claim
                             Acquisition  Policy      holder     Policy        and     Investment    Capital     Adjustment
          Segment               Costs     Benefits     Funds      Fees        Other      Income      Losses       Expenses
2000
Investment Products           $ 3,377     $ 3,486     $ 8,417    $ 1,621     $    18     $   741     $    --      $   700

Individual Life                 1,114         332       2,523        454           5         181          --          274

Group Benefits                     36       2,969         235         17       1,964         226          --        1,643

Corporate Owned Life
   Insurance                       --         283       4,645        392           9         366          --          545

Other                              --           4          29         --           6          78         (88)          --
                              -------     -------     -------    -------     -------     -------     -------      -------
  CONSOLIDATED OPERATIONS     $ 4,527     $ 7,074     $15,849    $ 2,484     $ 2,002     $ 1,592     $   (88)     $ 3,162
                              -------     -------     -------    -------     -------     -------     -------      -------
1999
Investment Products           $ 3,165     $ 2,882     $ 8,987    $ 1,295     $    38     $   708     $    --      $   668

Individual Life                 1,013         331       2,415        395          17         172          --          258

Group Benefits                     32       2,698         207         15       1,814         195          --        1,507

Corporate Owned Life
   Insurance                       --         321       5,244        400          --         431          --          621

Other                              --           4          20         --           5          56          (5)          --
                              -------     -------     -------    -------     -------     -------     -------      -------
  CONSOLIDATED OPERATIONS     $ 4,210     $ 6,236     $16,873    $ 2,105     $ 1,874     $ 1,562     $    (5)     $ 3,054
                              -------     -------     -------    -------     -------     -------     -------      -------
1998
Investment Products           $ 2,860     $ 2,470     $ 9,226        979          66     $   739     $    --      $   671

Individual Life                   958         567       2,307        336          42         189          --          269

Group Benefits                     24       2,455         114         11       1,618         180          --        1,335

Corporate Owned Life
   Insurance                       --         225       8,097        774          --         793          --          924

Other                              --          --          23         --           7          54          --           28
                              -------     -------     -------    -------     -------     -------     -------      -------
  CONSOLIDATED OPERATIONS     $ 3,842     $ 5,717     $19,767    $ 2,100     $ 1,733     $ 1,955     $    --      $ 3,227
                              -------     -------     -------    -------     -------     -------     -------      -------



                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     (In millions)

                                         Amortization
                                         of Deferred
                             Insurance     Policy        Dividends
                             Expenses    Acquisition    to Policy-       Interest
          Segment            and other      Costs        holders         Expense
2000
Investment Products          $   551       $   516        $    --        $    --

Individual Life                  103           145             --             --

Group Benefits                   440            10             --             --

Corporate Owned Life
   Insurance                     102            --             67             --

Other                             40            --             --             66
                             -------       -------        -------        -------
  CONSOLIDATED OPERATIONS    $ 1,236       $   671        $    67        $    66
                             -------       -------        -------        -------
1999
Investment Products          $   440       $   430        $    --        $    --

Individual Life                   88           129             --             --

Group Benefits                   406             9             --             --

Corporate Owned Life
   Insurance                      59            --            104             --

Other                             64            --             --             67
                             -------       -------        -------        -------
  CONSOLIDATED OPERATIONS    $ 1,057       $   568        $   104        $    67
                             -------       -------        -------        -------
1998
Investment Products          $   376       $   326        $    --        $    --

Individual Life                   88           108              1             --

Group Benefits                   369             7             --             --

Corporate Owned Life
   Insurance                     278            --            329             --

Other                             36            --             --             58
                             -------       -------        -------        -------
  CONSOLIDATED OPERATIONS    $ 1,147       $   441        $   330        $    58
                             -------       -------        -------        -------

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE


                                                                         Ceded to     Assumed                     Percentage of
                                                                          Other      From Other                   Amount Assumed
(In millions)                                           Gross Amount    Companies    Companies      Net Amount        to Net
-------------                                           ------------    ---------    ---------      ----------        ------
FOR THE YEAR ENDED DECEMBER 31, 2000

   Life insurance in force                                $555,963      $109,393      $ 18,364       $464,934          3.9%
                                                          ========      ========      ========       ========          ===

   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                         $  3,306      $    190      $     64       $  3,180          2.0%
     Accident and health insurance                           1,339           106            73          1,306          5.6%
                                                          --------      --------      --------       --------          ---
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER        $  4,645      $    296      $    137       $  4,486          3.1%
                                                          ========      ========      ========       ========          ===

FOR THE YEAR ENDED DECEMBER 31, 1999

   Life insurance in force                                $515,119      $126,909      $ 14,903       $403,113          3.7%
                                                          ========      ========      ========       ========          ===
   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                         $  2,902      $    167      $     54       $  2,789          1.9%
     Accident and health insurance                           1,166            76           100          1,190          8.4%
                                                          --------      --------      --------       --------          ---
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER        $  4,068      $    243      $    154       $  3,979          3.9%
                                                          ========      ========      ========       ========          ===
FOR THE YEAR ENDED DECEMBER 31, 1998

   Life insurance in force                                $515,688      $194,092      $ 11,659       $333,255          3.5%
                                                          ========      ========      ========       ========          ===
   FEE INCOME, EARNED PREMIUMS AND OTHER
     Life insurance and annuities                         $  2,839      $    151      $     62       $  2,750          2.3%
     Accident and health insurance                           1,107            60            36          1,083          3.3%
                                                          --------      --------      --------       --------          ---
       TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER        $  3,946      $    211      $     98       $  3,833          2.6%
                                                          ========      ========      ========       ========          ===

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions            Deductions
                                                                  ---------            ----------
                                                         Charged to
                                            Balance       Costs and    Translation      Write-offs/         Balance
(In millions)                             January 1,      Expenses     Adjustment     Payments/Other     December 31,
-------------                             ----------      --------     ----------     --------------     ------------
   2000
Accumulated depreciation of plant,
   property and equipment                     $154            $27          $--                $(8)            $ 173

   1999
Accumulated depreciation of plant,
   property and equipment                     $137            $19          $--                $(2)            $ 154

   1998
Accumulated depreciation of plant,
   property and equipment                     $112            $34          $--                $(9)            $ 137

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


Date: March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                                           TITLE                                          DATE
               ---------                                           -----                                          ----
/s/ Ramani Ayer                                            Chairman and Director                             March 28, 2001
-----------------------------------
Ramani Ayer

/s/ Lowndes A. Smith                                President, Chief Executive Officer                       March 28, 2001
-----------------------------------
Lowndes A. Smith                                               and Director

/s/ Thomas M. Marra                                       Chief Operating Officer                            March 28, 2001
-----------------------------------
Thomas M. Marra                                                and Director

/s/ David T. Foy                                           Senior Vice President                             March 28, 2001
-----------------------------------
David T. Foy                                            and Chief Financial Officer

/s/ Mary Jane B. Fortin                                       Vice President                                 March 28, 2001
-----------------------------------
Mary Jane B. Fortin                                    and Chief Accounting Officer

/s/ David K. Zwiener                                             Director                                    March 28, 2001
-----------------------------------
David K. Zwiener

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                 EXHIBITS INDEX

EXHIBIT #

    3.01          Restated Certificate of Incorporation of Hartford Life, Inc.
                  ("Hartford Life" or the "Company"), was filed as Exhibit 3.01 to the Company's Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

    3.02 Amended and Restated By-Laws of the Company, effective June 27, 2000 were filed as Exhibit 3.02 to the Company's Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

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

    4.05 Form of Junior Subordinated Deferrable Interest Debenture, Series A, due 2038, included as Exhibit A to Exhibit 4.04 filed herein by reference.

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

    4.08 Form of Preferred Security Certificate for Hartford Capital I, included as Exhibit A-1 to Exhibit 4.07 filed herein by reference.

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

    10.03 Management Agreement among Hartford Life Insurance Company and Hartford Investment Management Company, was filed as Exhibit
                  10.3 to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

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

    10.06 Amended and restated Credit Agreement dated as of February 9, 1998 among Hartford Life, Inc., the lenders named therein and Citibank, N.A. as administrative agent was filed as Exhibit
                  10.1 to the Company's Form 10-Q filed for the quarterly period ended March 31, 1998 and is incorporated herein by reference.

    12 Computation of Ratio of Earnings to Fixed Charges is filed herewith.

    23 Consent of Arthur Andersen LLP to the incorporation by reference into the Company's Registration Statements on Form S-8 and Form S-3 of the Report of Arthur Andersen LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.