Form 10-Q
period 2001-03-31
HARTFORD LIFE INC
filed 2001-05-15
CIK 1032204

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001

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

As of May 14, 2001 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


================================================================================

                                      INDEX
                                      -----






PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
                                                                                         ----
Consolidated Statements of Income - Three Months
Ended March 31, 2001 and 2000                                                              3

Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                         4

Consolidated Statements of Changes in Stockholder's Equity -
Three Months Ended March 31, 2001 and 2000                                                 5

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 2001 and 2000                                                              6

Notes to Consolidated Financial Statements                                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                       14


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                                                                20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 20

Signature                                                                                 21


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                       THREE MONTHS
                                                                                          ENDED
                                                                                         MARCH 31,
                                                                              -----------------------------
(In millions) (Unaudited)                                                        2001                  2000
-----------------------------------------------------------------------------------------------------------
REVENUES
Fee income                                                                    $   602               $   591
Earned premiums and other                                                         558                   473
Net investment income                                                             430                   382
-----------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                            1,590                 1,446
-----------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                               870                   729
Insurance expenses and other                                                      312                   267
Amortization of deferred policy acquisition costs                                 154                   172
Dividends to policyholders                                                         12                    41
Interest expense                                                                   20                    17
-----------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                      1,368                 1,226
-----------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                                          222                   220
Income tax expense                                                                 61                    70
-----------------------------------------------------------------------------------------------------------
       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       161                   150
Cumulative effect of accounting change, net of tax                                (23)                   --
-----------------------------------------------------------------------------------------------------------

       NET INCOME                                                             $   138               $   150
===========================================================================================================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          MARCH 31,           DECEMBER 31,
(In millions, except for share data)                                                        2001                  2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $19,709 and $18,171)                                                                  $ 20,003              $ 18,248
 Equity securities, at fair value                                                              294                   171
 Policy loans, at outstanding balance                                                        3,658                 3,610
 Other investments                                                                           1,104                   910
---------------------------------------------------------------------------------------------------------------------------
      Total investments                                                                     25,059                22,939
 Cash                                                                                          109                   106
 Premiums receivable and agents' balances                                                      196                   216
 Reinsurance recoverables                                                                      540                   542
 Deferred policy acquisition costs                                                           4,640                 4,527
 Deferred income tax                                                                            30                   223
 Other assets                                                                                1,174                 1,074
 Separate account assets                                                                   105,929               113,994
---------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                      $137,677              $143,621
===========================================================================================================================

LIABILITIES
 Future policy benefits                                                                   $  7,410              $  7,074
 Other policyholder funds                                                                   16,327                15,849
 Long-term debt                                                                              1,050                   650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                               450                   250
 Other liabilities                                                                           2,405                 2,597
 Separate account liabilities                                                              105,929               113,994
---------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                                  133,571               140,414
===========================================================================================================================

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
        par value $0.01                                                                         --                    --
 Capital surplus                                                                             1,895                 1,280
 Accumulated other comprehensive income                                                        190                    27
 Retained earnings                                                                           2,021                 1,900
---------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                           4,106                 3,207
---------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $137,677              $143,621
===========================================================================================================================





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


THREE MONTHS ENDED MARCH 31, 2001

                                                                          ACCUMULATED OTHER
                                                                     COMPREHENSIVE INCOME (LOSS)
                                                                     ---------------------------
                                                                            NET GAIN ON
                                                              UNREALIZED     CASH FLOW
                                                                GAIN ON       HEDGING       CUMULATIVE                     TOTAL
                                        COMMON    CAPITAL     SECURITIES,   INSTRUMENTS,   TRANSLATION      RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK     SURPLUS    NET OF TAX     NET OF TAX    ADJUSTMENTS      EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000           $  -        $   1,280  $      40      $    -        $      (13)     $    1,900    $      3,207
Comprehensive income
Net income                                                                                                      138             138
                                                                                                                              -----
Other comprehensive income, net of
tax (1)
  Cumulative effect of accounting                                   3            20                                             23
change (2)
  Unrealized gain on securities (3)                               125                                                          125
  Net gain on cash flow hedging
  instruments                                                                    21                                             21
  Cumulative translation adjustments                                                             (6)                            (6)
                                                                                                                             -----
Total other comprehensive income                                                                                               163
                                                                                                                             -----
    Total comprehensive income                                                                                                 301
                                                                                                                             -----
Dividends declared                                                                                             (17)            (17)
Capital contribution from parent                      615                                                                      615
-----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2001          $  -       $   1,895  $      168     $      41     $      (19)     $    2,021    $      4,106
-----------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 2000

                                                                                       ACCUMULATED OTHER
                                                                                      COMPREHENSIVE INCOME
                                                                                             (LOSS)
                                                                                    -----------------------
                                                                                    UNREALIZED
                                                                                    GAIN (LOSS)
                                         CLASS A   CLASS B               TREASURY       ON        CUMULATIVE               TOTAL
                                         COMMON    COMMON     CAPITAL    STOCK,     SECURITIES,  TRANSLATION  RETAINED STOCKHOLDERS'
   (In millions) (Unaudited)              STOCK      STOCK     SURPLUS    AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999            $ -       $     1    $   1,282  $   (10)   $    (336)    $    (12)    $  1,381  $     2,306
Comprehensive income
Net income                                                                                                       150           150
                                                                                                                             -----
Other comprehensive income, net of
tax (1)
  Unrealized gain on securities (3)                                                     17                                     17
  Cumulative translation adjustments                                                                  2                         2
                                                                                                                             -----
Total other comprehensive income                                                                                               19
                                                                                                                             -----
    Total comprehensive income                                                                                                169
                                                                                                                             -----
Dividends declared                                                                                              (14)          (14)
Issuance of shares under incentive
and stock purchase plans                                          (1)       7                                                  6
Treasury stock acquired                                                    (2)                                                (2)
-----------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2000           $ -       $     1    $   1,281  $    (5)   $    (319)    $    (10)    $  1,517  $     2,465
-----------------------------------------------------------------------------------------------------------------------------------

(1) Unrealized gain on securities is reflected net of tax provision of $67 and $9 for the three months ended March 31, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the first quarter ended March 31, 2001. Net gain on cash flow hedging instruments is net of tax provision of $11 for the first quarter ended March 31, 2001. There is no tax effect on cumulative translation adjustments.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3) There were no reclassification adjustments for after-tax gains (losses) realized in net income for the three months ended March 31, 2001 and 2000.








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
(In millions) (Unaudited)                                                                             2001                  2000
                                                                                                   -----------------------------
OPERATING ACTIVITIES
   Net income                                                                                      $   138               $   150
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Cumulative effect of change in accounting, net of tax                                                23                    --
   Amortization of deferred policy acquisition costs                                                   154                   172
   Additions to deferred policy acquisition costs                                                     (267)                 (249)
   Depreciation and amortization                                                                        (1)                    9
   Decrease in premiums receivable and agents' balances                                                 20                    39
   Decrease in other liabilities                                                                      (209)                  (92)
   Change in receivables, payables and accruals                                                         (8)                   19
   (Decrease) increase in accrued tax                                                                 (109)                   58
   Decrease in deferred income tax                                                                     115                    81
   Increase in future policy benefits                                                                  336                   146
   Decrease in reinsurance recoverables                                                                 --                     7
   Other, net                                                                                          (73)                   51
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        119                   391
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                         (3,648)               (1,909)
   Sales of investments                                                                              1,405                 2,397
   Maturities and principal paydowns of fixed maturity investments                                     474                   363
   Capital expenditures and other                                                                      (15)                  (16)
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                          (1,784)                  835
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contribution from parent                                                                    615                    --
   Proceeds from issuance of long-term debt                                                            400                    --
   Proceeds from issuance of company obligated mandatorily
       redeemable preferred securities of subsidiary trust holding solely
       parent junior subordinated debentures                                                           200                    --
   Dividends paid                                                                                      (14)                  (13)
   Net disbursements for investment and universal life-type contracts charged against
     policyholder accounts                                                                             469                (1,216)
   Net issuance of common stock                                                                         --                     4
------------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                           1,670                (1,225)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                                  5                     1
   Impact of foreign exchange                                                                           (2)                   --
------------------------------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                          106                    89
------------------------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                         $   109               $    90
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                                       $    --               $   (79)
Interest                                                                                           $     5               $     5


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life, Inc. and subsidiaries ("Hartford Life" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, these statements include all adjustments which were normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 2000 Form 10-K Annual Report.

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(b) ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

The Company adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138, on January 1, 2001. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge in net income as a net-of-tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were offsetting gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("OCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

The Company also reclassified $20, net-of-tax, to Accumulated OCI - Net Gain on Cash Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that are designated as cash flow hedging instruments.

As of March 31, 2001, the Company reported $112 of derivative assets in other invested assets and $80 of derivative liabilities in other liabilities.

For a further discussion of the Company's accounting policies for derivative instruments, see Note 2, Derivatives and Hedging Activities.

2.       DERIVATIVES AND HEDGING ACTIVITIES

Overview
--------

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end-user" of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits.

Derivative Instruments
----------------------

Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash is exchanged at the inception of the contract and no principal payments are exchanged. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed exchange rate. There is also periodic exchange of payments, at specified intervals, calculated using the agreed upon rates and exchanged principal amounts.

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike rate or falls below the floor strike rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception, and no principal payments are exchanged.

Forward contracts are customized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument.

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities, and changes in the futures' contract values are settled daily in cash.

Option contracts, grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date.

Hedging Strategies
------------------

The objectives and strategies for which the Company utilizes derivatives have not changed as a result of SFAS No. 133, and are categorized as follows:

Anticipatory Hedging -- For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments.

Liability Hedging -- Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment.

Asset Hedging -- To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics.

Portfolio Hedging -- The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates.

Hedge Documentation and Effectiveness Testing
---------------------------------------------

At hedge inception the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133 the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or cash flows of the hedging instrument are within a ratio of 80-120% of the inverse changes in the fair value or cash flows of the hedged item. High effectiveness is calculated using a cumulative approach (i.e., rolling 12-month average). If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk
-----------

By using derivative instruments, the Company is exposed to credit risk. If the counterparty fails to perform, credit risk is equal to the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
------------------------------------------------------------------------------
General

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as
(1) a hedge of the fair value of a recognized asset or liability ("fair-value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge), (3) a foreign-currency fair-value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) "held for other risk management activities", which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gain or loss. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge, are recorded in OCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholder's equity. Changes in the fair value of derivative instruments held for other risk management purposes are reported in current period earnings as realized capital gains or losses.

Embedded Derivatives
--------------------

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is "embedded" in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign-currency hedge, or as held for other risk management purposes. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value, recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings but reflected in OCI. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in OCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item. If the derivative continues to be held, it is carried on the balance sheet, with changes in its fair value recognized in current-period earnings.

SFAS No. 133 Categorization of the Company's Hedging Activities
---------------------------------------------------------------

Cash-Flow Hedges

General

For the period ended March 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2001, approximately $0.6 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is six months. As of March 31, 2001, the Company held approximately $1.8 billion in derivative notional value related to strategies categorized as cash-flow hedges. The following is a discussion of the Company's significant strategies that use cash-flow hedging. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2001.

Specific Strategies

The Company's primary use of cash-flow hedging is to use interest-rate swaps as an "asset hedging" strategy, in order to convert interest receipts on floating-rate fixed maturity investments to fixed rates. When multiple assets are designated in a hedging relationship under SFAS No. 133, a homogeneity test must be performed to ensure that the assets react similarly to changes in market conditions. To satisfy this requirement, at inception of the hedge, fixed maturity investments with identical variable rates are grouped together (for example: 1-month LIBOR or 3-month LIBOR, not both).

The Company enters into "receive fixed/pay variable" interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Effectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At March 31, 2001 the Company held approximately $1.8 billion in derivative notional value related to this strategy. The Company also uses cash-flow hedges, in its anticipated purchase of fixed maturity investments as described under "anticipatory hedging" strategies above.

Fair-Value Hedges

General
For the quarter ended March 31, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair value hedges were essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2001, the Company held approximately $380 in derivative notional value related to strategies categorized as fair-value hedges. The following is a discussion of the Company's significant strategies that use fair-value hedging.

Specific Strategies

The Company purchases interest-rate caps and sells interest rate floor contracts in an "asset hedging" strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to exactly offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists it is recorded as realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index and the hedge relationship does not contain any other basis differences. No component of the hedging instruments fair value is excluded from the determination of effectiveness. At March 31, 2001 the Company held approximately $160 in derivative notional value related to this strategy.

The Company enters into swaption arrangements in an "asset hedging" strategy utilized to offset the change in the fair value of call options embedded in certain of its investments in municipal fixed maturity investments. The swaptions give the Company the option to enter into a "receive fixed" swap. The swaption's exercise dates coincide with the municipal fixed maturity's call dates and the receive side of the swaps closely matches the coupon rate on the original municipal fixed maturity investment. The purpose of the swaptions is to ensure a fixed return over the original term to maturity. Should the municipal fixed maturity investment be called, the swaptions would be either settled in cash or exercised. The proceeds from the call are used to purchase a variable rate fixed maturity investment. If the bonds are not called, the swaptions expire worthless. Each swaption contract hedges multiple fixed maturity investments containing embedded call options. These fixed maturity investments are subdivided into portfolio hedges. In accordance with SFAS No. 133, a stress test is performed at the inception of the hedge to prove the homogeneity of each portfolio (with regard to the risk being hedged) and thereby qualify that hedge for special hedge accounting treatment. Correlation calculations are performed at various interest rate levels comparing the total change in the aggregate value of the embedded calls in the hedged portfolio to the change in value of the embedded call in each individual fixed maturity investment in the portfolio. The correlation statistic for homogeneity must be within a range of .85 to 1.00. The calculation of ineffectiveness involves a comparison of the cumulative change in fair value of the embedded call option with the cumulative change in fair value of the swaption. Ineffectiveness is reported as realized capital gains and losses. No component of the hedging instruments fair value is excluded from the determination of effectiveness. At March 31, 2001 the Company held approximately $150 in derivative notional value related to this strategy.

Other Risk Management Activities

General

In general, the Company's other risk management activities relate to strategies used to meet the following Company-approved objectives; to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. For the period ended March 31, 2001, the Company recognized an after-tax net gain of $2 (reported as realized capital gain in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of March 31, 2001 the Company held approximately $3.2 billion in derivative notional value related to strategies categorized as Other Risk Management Activities, primarily related to offsetting hedge positions as discussed below.

Risk Management Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate caps as an economic hedge, classified for internal purposes as a "liability hedge", thereby mitigating the Company's loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may be at a loss. The increase in yield in a rising interest rate environment due to the interest rate caps may be used to raise credited rates, increasing the Company's competitiveness and reducing the policyholder's incentive to surrender. In accordance with Company policy, the amount of notional will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of March 31, 2001 the Company held approximately $500 in derivative notional value related to this strategy.

Other

When terminating certain hedging relationships the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At March 31, 2001 the Company held approximately $1.7 billion in derivative notional value related to this strategy.

The Company will issue an option in an "asset hedging" strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company will receive a premium for issuing the freestanding option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 3-5 years. At March 31, 2001 the Company held approximately $755 in derivative notional value related to this strategy.

3.       FORTIS ACQUISITION

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction.

The Company financed the acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock, (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under the Company's shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities under the Company's shelf registration.

4.       DEBT

On March 1, 2001, Hartford Life issued and sold $400 of senior debt securities from its existing shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As previously discussed in Note 3, Hartford Life used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition. As of March 31, 2001, the Company had $150 remaining on its shelf.

5. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by Hartford Life, issued 8,000,000, 7.625% Trust Preferred Securities, Series B. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior Subordinated Debentures issued by Hartford Life. As previously discussed in Note 3, the Company used the proceeds from the offering to partially fund the Fortis acquisition.

The Series B Preferred Securities represent undivided beneficial interests in Hartford Life Capital II's assets, which consist solely of the Series B Junior Subordinated Debentures. Hartford Life owns all of the common securities of Hartford Life Capital II. Holders of Series B Preferred Securities are entitled to receive cumulative cash distributions accruing from March 6, 2001, the date of issuance, and payable quarterly in arrears commencing April 15, 2001 at the annual rate of 7.625% of the stated liquidation amount of $25.00 per Series B Preferred Security. The Series B Preferred Securities are subject to mandatory redemption upon repayment of the Series B Junior Subordinated Debentures at maturity or upon earlier redemption. Hartford Life has the right to redeem the Series B Junior Subordinated Debentures on or after March 6, 2006 or earlier upon the occurrence of certain events. Holders of Series B Preferred Securities generally have no voting rights.

The Series B Junior Subordinated Debentures bear interest at the annual rate of 7.625% of the principal amount, payable quarterly in arrears commencing April 15, 2001, and mature on February 15, 2050. The Series B Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of Hartford Life and are effectively subordinated to all existing and future obligations of Hartford Life subsidiaries.

Hartford Life has the right at any time, and from time to time, to defer payments of interest on the Series B Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, Hartford Life's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Series B Junior Subordinated Debentures. Hartford Life will have the right at any time to dissolve the Trust and cause the Series B Junior Subordinated Debentures to be distributed to the holders of the Series B Preferred Securities. The Company has guaranteed, on a subordinated basis, all of the Hartford Life Capital II obligations under the Series B Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent Hartford Life Capital II has funds available to make these payments.

6.       COMMITMENTS AND CONTINGENT LIABILITIES

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

(b) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. As of March 31, 2001, this same matter is under review with the IRS as part of their audit of the Company's 1996-1997 tax returns. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

7.       SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance
(COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Latin America and the Far East.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 2000 Form 10-K Annual Report. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.

THREE MONTHS ENDED                       Investment       Individual         Group
MARCH 31, 2001                            Products           Life          Benefits          COLI          Other        Total
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $        604     $        163     $        613    $        184   $         26  $      1,590
Net income (loss)                             111               20               23               9            (25)          138
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED                       Investment       Individual         Group
MARCH 31, 2000                            Products           Life          Benefits          COLI          Other        Total
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $        585     $        157     $        520    $        165   $         19  $      1,446
Net income                                    102               18               19               8              3           150
--------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of March 31, 2001, compared with December 31, 2000, and its results of operations for the three months ended March 31, 2001 compared with the equivalent period in 2000. This discussion should be read in conjunction with the MD&A included in the Company's 2000 Form 10-K Annual Report.

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

INDEX
-----
Consolidated Results of Operations                              14
Investment Products                                             15
Individual Life                                                 16
Group Benefits                                                  16
Corporate Owned Life Insurance (COLI)                           17
Investments                                                     17
Capital Resources and Liquidity                                 18
Regulatory Initiatives and Contingencies                        19
Accounting Standards                                            20



CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

OPERATING SUMMARY                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       2001                 2000
Revenues                                                            $ 1,590               $ 1,446
Expenses                                                              1,429                 1,296
Cumulative effect of accounting change, net of tax (1)                  (23)                   --
-------------------------------------------------------------------------------------------------
 NET INCOME                                                         $   138               $   150
-------------------------------------------------------------------------------------------------




(1) Represents the cumulative impact of the Company's adoption of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138.

Hartford Life has the following reportable segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (COLI). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group or "Fortis"). (For further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section.)

Revenues increased $144, or 10%, as the Company recorded growth across each of its operating segments, particularly the Group Benefits segment, which experienced higher earned premiums as a result of strong sales and solid persistency.

Expenses increased $133, or 10% associated with the revenue growth described above. Net income decreased $12, or 8%, primarily relating to a one-time after-tax charge of $23 in the first quarter of 2001 due to a cumulative change in accounting principle for the adoption of SFAS No.133 and an after-tax benefit relating to state income taxes of $8 recorded in the first quarter of 2000. Excluding these items, net income increased $19, or 13%, as each of the Company's reportable operating segments experienced growth in net income from a year ago.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                ------------------------
                                                                    2001           2000
                                                                    ----           ----
-----------------------------------------------------------------------------------------
Investment Products                                             $      111     $      102
Individual Life                                                         20             18
Group Benefits                                                          23             19
Corporate Owned Life Insurance (COLI)                                    9              8
Other (1)                                                              (25)             3
-----------------------------------------------------------------------------------------
    NET INCOME                                                  $      138     $      150
=========================================================================================


(1) First quarter ended March 31, 2001, includes a $23 cumulative effect of accounting change charge related to the Company's adoption of SFAS No. 133.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS
-------------------

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                    2001           2000
                                                                    ----           ----
-----------------------------------------------------------------------------------------
Revenues                                                          $    604       $    585
Expenses                                                               493            483
-----------------------------------------------------------------------------------------
   NET INCOME                                                     $    111       $    102
-----------------------------------------------------------------------------------------

Individual variable annuity account values                        $ 70,649       $ 85,264
Other individual annuity account values                              8,926          8,254
Other investment products account values                            16,994         16,773
-----------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES                                             96,569        110,291
Mutual fund assets under management                                 11,271          7,969
-----------------------------------------------------------------------------------------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT              $107,840       $118,260
=========================================================================================

Revenues in the Investment Products segment increased $19, or 3%, primarily due to higher net investment income and fee income in the other investment products operation, partially offset by lower fee income and net investment income in the individual annuity business. Net investment income in the other investment products operation increased $30, or 23%, due primarily to growth in the institutional liabilities business where related assets increased $1.0 billion, or 15%. Fee income from other investment products increased $9, or 13%, principally driven by the Company's retail mutual fund operation, where assets under management increased $2.4 billion or 30%, from a year ago. This substantial increase in retail mutual fund assets was due to strong sales of $5.2 billion for the last twelve months, partially offset by redemptions and the retreating equity markets. Fee income generated by individual annuities decreased $11, or 3%, as related account values decreased $13.9 billion, or 15%, from March 31, 2000, primarily due to declining equity markets. Net investment income in the individual annuity operation decreased $6, or 12%, also due to the decline in related account values.

Expenses increased $10, or 2%, driven by an $18, or 17%, increase in benefits and claims and a $15, or 27%, increase in insurance expenses and other in the other investment products operation associated with the revenue growth described above. Partially offsetting these increases were a $7, or 10%, decrease in benefits and claims in the individual annuity operation corresponding with the decline in account values described above and a $12, or 27%, decrease in individual annuity income tax expense due to the tax impact associated with separate account investment activity.

Net income increased $9, or 9%, driven by the growth in revenues related to the other investment products operation and the lower effective tax rate in the individual annuity operation.

INDIVIDUAL LIFE
---------------

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                         2001           2000
                                                         ----           ----
-------------------------------------------------------------------------------
Revenues                                             $      163     $      157
Expenses                                                    143            139
-------------------------------------------------------------------------------
   NET INCOME                                        $       20     $       18

Variable life account values                         $    2,755     $    2,817
Total account values                                 $    5,681     $    5,653
-------------------------------------------------------------------------------
Variable life insurance in force                     $   35,734     $   25,788
Total life insurance in force                        $   77,070     $   68,223
-------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $6, or 4%, resulting primarily from higher fee income associated with the growing block of variable life insurance. Asset-based fees increased $3, or 33%, as average variable life account values increased $145, or 5%. Additionally, cost of insurance charges increased $4, or 7%, as variable life insurance in force increased $9.9 billion, or 39%.

Expenses increased $4, or 3%, principally due to a $7, or 26%, increase in mortality expenses. Mortality experience (expressed as death claims as a percentage of net amount at risk) for the first quarter of 2001 was higher than the same period of 2000, due to favorable mortality experience in the first quarter of 2000. Additionally, 2001 year to date mortality experience was trending within pricing assumptions and was slightly lower than full year 2000 levels.

Net income increased $2, or 11%, as higher fee income more than offset the higher mortality costs.

GROUP BENEFITS

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ---------------------
                                                   2001           2000
                                                   ----           ----
-------------------------------------------------------------------------------
Revenues                                     $      613     $      520
Expenses                                            590            501
-------------------------------------------------------------------------------
   NET INCOME                                $       23     $       19
-------------------------------------------------------------------------------

Revenues in the Group Benefits segment increased $93, or 18%, and excluding buyouts, increased $61, or 12%. This increase was primarily driven by growth in fully insured ongoing premiums, excluding buyouts, which increased $49, or 12%, due to solid persistency of the in force block of business and strong sales to new customers. Fully insured ongoing sales for the first quarter of 2001 were $234, a $43, or 23%, increase over the same prior year period. Additionally, net investment income increased $7, or 13%, as a result of growth in the business.

Expenses increased $89, or 18%, and $57, or 11%, excluding buyouts, driven primarily by higher benefits and claims which, excluding buyouts, increased $44, or 11%. This increase was due to growth in the business described above as the loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) of 83.7% remained essentially flat with the comparable prior year period. The revenue growth described above, coupled with the segment's stable loss and expense ratios, resulted in an increase in net income of $4, or 21%.

The Group Benefits segment currently offers Medicare supplement insurance to members of The Retired Officers Association, an organization consisting of retired military officers. Congress recently passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation is expected to reduce Group Benefits annualized premium revenues by approximately $170.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ---------------------
                                                            2001           2000
                                                           ----           ----
-------------------------------------------------------------------------------
Revenues                                                $      184     $      165
Expenses                                                       175            157
---------------------------------------------------------------------------------
   NET INCOME                                           $        9     $        8
---------------------------------------------------------------------------------
Variable COLI account values                            $   16,207     $   12,601
Leveraged COLI account values                                4,995          4,960
---------------------------------------------------------------------------------
    TOTAL ACCOUNT VALUES                                $   21,202     $   17,561
=================================================================================

COLI revenues increased $19, or 12%, mostly due to higher fee income and net investment income. Fee income increased $8, or 10%, primarily due to growth in the variable COLI business, as account values increased $3.6 billion, or 29%, to $16.2 billion. Net investment income increased $8, or 9%, driven by higher interest rates on policy loans related to the leveraged COLI business.

Expenses increased $18, or 11%, consistent with the growth in revenues. Net income increased $1, or 13%, due to the factors described above.

INVESTMENTS
-----------

Invested assets, excluding separate account assets, totaled $25.1 billion as of March 31, 2001 and were comprised of $20.0 billion of fixed maturities, $3.7 billion of policy loans, equity securities of $294 and other investments of $1.1 billion. As of December 31, 2000, general account invested assets totaled $22.9 billion and were comprised of $18.2 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $171 and other investments of $910. Policy loans are secured by the cash value of the underlying life insurance policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $2.2 billion, of which $1.8 was due to an increase in fixed maturities. This increase in fixed maturities was driven by short term holdings, which increased by $1.2 billion, primarily as a result of the proceeds received from the Company's financing to fund the Fortis acquisition, which closed on April 2, 2001. (For further information on the Fortis Acquisition please see Note 3 of Notes to Consolidated Financial Statements.)

                                                              MARCH 31, 2001                          DECEMBER 31, 2000
                                                              --------------                          -----------------
FIXED MATURITIES BY TYPE                            FAIR VALUE              PERCENT           FAIR VALUE              PERCENT
-----------------------------------------------------------------------------------------------------------------------------
Corporate                                             $ 8,425                 42.1%            $ 7,663                 42.0%
Asset backed securities                                 3,088                 15.4%              3,070                 16.8%
Commercial mortgage backed securities                   2,737                 13.7%              2,776                 15.2%
Municipal - tax-exempt                                  1,363                  6.8%              1,390                  7.6%
Mortgage backed securities - agency                       613                  3.1%                602                  3.3%
Short-term                                              2,190                 10.9%                975                  5.3%
Collateralized mortgage obligations                       890                  4.4%                928                  5.1%
Government/Government agencies - Foreign                  333                  1.7%                321                  1.8%
Government/Government agencies - U.S.                     240                  1.2%                244                  1.3%
Municipal - taxable                                        72                  0.4%                 83                  0.5%
Redeemable preferred stock                                 52                  0.3%                196                  1.1%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                           $20,003                100.0%            $18,248                100.0%
=============================================================================================================================

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -----------------------
(Before-tax)                                                      2001               2000
-----------------------------------------------------------------------------------------
Net investment income - excluding policy loan income              $352               $308
Policy loan income                                                  78                 74
-----------------------------------------------------------------------------------------
Net investment income - total                                     $430               $382
-----------------------------------------------------------------------------------------
Yield on average invested assets (1)                               7.2%               6.9%
-----------------------------------------------------------------------------------------
Net realized capital losses                                       $ --               $ --
=========================================================================================

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2001, net investment income, excluding policy loans, increased $44 or 14% compared to the same period in 2000. The increase was primarily due to income earned on a higher invested asset base. Invested assets increased 18% from March 31, 2000. Yield on average invested assets increased as a result of higher yields on new investment purchases and increased partnership income.

There were no net realized capital gains for the quarters ended March 31, 2001 and 2000.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $2.3 and $1.1 billion as of March 31, 2001 and December 31, 2000, respectively. The increase in cash and short-term investments from December 31, 2000 is primarily due to proceeds received from the financing for the Fortis acquisition. (For further information see "Fortis Acquisition" below.)

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2001                2000
                                                                                           ----                ----
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           $1,050               $  650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                      450                  250
--------------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                             $1,500               $  900
--------------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax (1)                 $3,897               $3,167
Unrealized gain on securities and other, net of tax (1)                                     209                   40
--------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                                             $4,106               $3,207
--------------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (2)                                                               $5,397               $4,067
--------------------------------------------------------------------------------------------------------------------
Debt to equity (2) (3)                                                                       38%                  28%
Debt to capitalization (2) (3)                                                               28%                  22%
====================================================================================================================

(1) Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.
(2)      Excludes unrealized gain on securities and other, net of tax.
(3) Excluding TruPS, the debt to equity ratios were 27% and 21% as of March 31, 2001 and December 31, 2000, respectively, and the debt to capitalization ratios were 19% and 16% as of March 31, 2001 and December 31, 2000.

FORTIS ACQUISITION

On April 2, 2001, The Hartford acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction.

The Company financed the acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock, (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under the Company's shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities under the Company's shelf registration.

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $1.3 billion, or 33%, as of March 31, 2001, as compared to December 31, 2000. This increase was primarily the result of earnings and financing activities related to the Fortis acquisition, partially offset by dividends declared.

DEBT

On March 1, 2001, Hartford Life issued and sold $400 of senior debt securities from its existing shelf registration to partially fund the Fortis acquisition. (For a further discussion of the debt, see Note 4 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life issued and sold $200 of trust preferred securities from its existing shelf registration to partially fund the Fortis acquisition. (For a further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 5 of Notes to Consolidated Financial Statements.)

DIVIDENDS

Hartford Life declared $17 in dividends for the three months ended March 31, 2001 to Hartford Fire Insurance Company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $19 for the three months ended March 31, 2001.

CASH FLOWS

                                                                    THREE MONTHS ENDED
                                                              -----------------------------
                                                                         MARCH 31,
                                                                  2001                 2000
                                                              -----------------------------
Cash provided by operating activities                         $   119               $   391
Cash (used for) provided by investing activities               (1,784)                  835
Cash provided by (used for) financing activities                1,670                (1,225)
Cash - end of period                                              109                    90

The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first three months of 2001. The increase in cash provided by financing activities primarily relates to proceeds received by the Company to finance the Fortis acquisition, which closed on April 2, 2001. The increase in cash used for investing activities was primarily due to the purchase of short term investments with funds received from the financing activities discussed above. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

REGULATORY INITIATIVES AND CONTINGENCIES
----------------------------------------

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles (Codification) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of $74 in statutory surplus for the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See exhibits index.

(b) Reports on Form 8-K:

The Company filed a Form 8-K Current Report on March 23, 2001 to incorporate by reference into Registration Statements on Form S-3, Nos. 333-21865 and 333-56283, the Underwriting Agreement dated February 22, 2001, between the Company and Banc of America Securities LLC and Chase Securities Inc. for the issuance and sale of certain of Hartford Life's debt securities.

The above mentioned Form 8-K Current Report was also filed to incorporate by reference into Registration Statements on Form S-3, Nos. 333-21865 and 333-56283, the Underwriting Agreement dated February 27, 2001, between Hartford Life and Hartford Life Capital II (the "Trust"), and Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., A.G. Edwards & Sons, Inc., MerrillLynch, Pierce, Fenner & Smith Incorporated, and UBS Warburg LLC for the issuance and sale of 8,000,000 Preferred Securities designated the 7.625% Trust Preferred Securities of the Trust. No financial statements were required to be or were filed with this Form 8-K.

The Company filed a Form 8-K Current Report on April 5, 2001 to incorporate by reference into Registration Statements on Form S-3, Nos. 333-21865 and 333-56283, the tax opinion of Debevoise & Plimpton, who acted as special counsel to Hartford Life and Hartford Life Capital II (the "Trust') in connection with the Registration Statements relating to the issuance and sale by the Trust of 8,000,000 Preferred Securities designated the 7.625% Trust Preferred Securities.

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



                                    HARTFORD LIFE, INC.




                                     /s/  Mary Jane B. Fortin
                                     -------------------------------------------
                                     Mary Jane B. Fortin
                                     Vice President and Chief Accounting Officer





MAY 14, 2001

                               HARTFORD LIFE, INC.
                                    FORM 10-Q
                                 EXHIBITS INDEX

         Exhibit #

         3.01 Certificate of Amendment of Restated Certificate of Incorporation of Hartford Life, Inc. is filed herewith.

         4.01 Restated Certificate of Incorporation of Hartford Life, Inc., as amended, is filed herewith.

         4.02 Form of Subordinated Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of June 1, 1998, was filed as Exhibit 4.03 to Hartford Life's Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

         4.03 Second Supplemental Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of March 6, 2001 was filed as Exhibit 4.02 to Hartford Life's Form 8-A dated March 13, 2001.

         4.04 Form of 7.625% Junior Subordinated Deferrable Interest Debenture, Series A, due 2050, included as Exhibit A to
                  Exhibit 4.03 filed herein by reference.

         4.05 Declaration of Trust of Hartford Life Capital II, dated as of June 3, 1998, between Hartford Life, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit
                  4.13 to Hartford Life's Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Inc., Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended (the "Registration Statement"), and is incorporated herein by reference.

         4.06 Form of Amended and Restated Declaration of Trust of Hartford Life Capital II between Hartford Life, as Sponsor, and Wilmington Trust Company, as Indenture Trustee and Delaware Trustee, was filed as Exhibit 4.19 to the Registration Statement and is incorporated herein by reference.

         4.07 Form of Guarantee Agreement between Hartford Life, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, was filed as Exhibit 4.21 to the Registration Statement and is incorporated herein by reference.

         4.08 Form of Preferred Security Certificate for Hartford Life Capital II was filed as Exhibit 4.20 to the Registration Statement and is incorporated herein by reference.

         4.09 Form of Hartford Life's 7.375% Senior Notes due March 1, 2031 was filed as Exhibit 3 to Hartford Life's Form 8-A dated February 26, 2001.

                                                                    EXHIBIT 3.01
                                STATE OF DELAWARE

                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                               HARTFORD LIFE, INC.


         FIRST: That by unanimous written consent of the Board of Directors (the "Board of Directors") of Hartford Life, Inc., a Delaware corporation (the "Corporation"), resolutions were duly adopted setting forth a proposed amendment (the "Amendment") of the Restated Certificate of Incorporation (the "Restated Certificate") of the Corporation, declaring the Amendment to be advisable and calling for the Amendment to be acted upon by the stockholders of the Corporation, without prior notice and without a vote, by consent in writing of the holders of the outstanding stock of the Corporation having not less than the minimum number of votes that would be necessary to authorize or to take such action at a special meeting of the stockholders of the Corporation at which all shares entitled to vote thereon were present and voted. The resolution setting forth the proposed Amendment is as follows:

         RESOLVED, that, in accordance with Section 242(b) of the General Corporation Law of the State of Delaware, ARTICLE FOURTH of the Restated Certificate of Incorporation of the Corporation shall be amended to read in its entirety as follows:


                                 ARTICLE FOURTH

                  (a) The total number of shares of stock that the Corporation shall have authority to issue is 50,001,000 shares, consisting of 1,000 shares designated Common Stock, par value $0.01 per share, and 50,000,000 shares designated Preferred Stock, par value $0.01 per share.

                  (b) The Board of Directors of the Corporation shall have the full authority permitted by law, at any time and from time to time, to divide the authorized and unissued shares of Preferred Stock into classes or series, or both, and to determine, by one or more resolutions, the following provisions, designations, powers, preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions of the shares of any such class or series of Preferred Stock:

                           (1) the designation of such class or series, the
                  number of shares of Preferred Stock to constitute such class or series and the stated or liquidation value thereof;

                           (2) whether the shares of such class or series shall
                  have voting rights, in addition to any voting rights provided by law, and, if so, the terms of such voting rights;

                           (3) the dividends, if any, payable on such series,
                  whether any such dividends shall be cumulative, and, if so, from what dates, the rate or rates thereof, the conditions and dates upon which such dividends shall be payable and the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other series of the same class;

                           (4) whether the shares of such class or series shall
                  be subject to redemption at the option of the Corporation and/or the holders of such class or series or upon the occurrence of a specified event, and, if so, the times, price or prices, and other conditions of such redemption, including securities or other property payable upon any such redemption, if any;

                           (5) the amount or amounts, if any, payable upon
                  shares of such class or series upon, and the rights of the holders of such class or series in, the voluntary or involuntary liquidation, dissolution or winding up, or any distribution of the assets, of the Corporation;

                           (6) whether the shares of such class or series shall
                  be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such class or series for retirement or other corporate purposes and the terms and provisions relative to the operation thereof;

                           (7) whether the shares of such class or series shall
                  be convertible into, or exchangeable for, shares of stock of any other class or any other series of the same class or any securities, whether or not issued by the Corporation, at the option of the Corporation and/or the holders of such class or series, or upon the occurrence of a specified event, and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

                           (8) the limitations and restrictions, if any, to be
                  effective while any shares of such class or series are outstanding upon the payment of dividends or the making of other distributions on, and upon the purchase, redemption or other acquisition by the Corporation of, the Common Stock or shares of stock of any other class or any other series of the same class;

                           (9) the conditions or restrictions, if any, upon the
                  creation of indebtedness of the Corporation or upon the issuance of any additional shares of stock, including additional shares of such class or series or of any other series of the same class or of any other class;

                           (10) the ranking (be it pari passu, junior or senior)
                  of each class or series in relation to any other class or series of Preferred Stock as to the payment of dividends, the distribution of assets, and all other matters; and

                           (11) any other powers, preferences and relative,
                  participating, optional and other special rights and any qualifications, limitations or restrictions thereof, insofar as they are not inconsistent with the provisions of the Restated Certificate of Incorporation, to the full extent permitted in accordance with the laws of the State of Delaware.

                  (c) Except as otherwise required by law, as otherwise provided herein or as otherwise provided by the Board of Directors as to the shares of any class or series of Preferred Stock prior to the issuance of any such shares, the holders of Preferred Stock shall have no voting rights and shall not be entitled to any notice of meetings of stockholders."

         SECOND: That thereafter, pursuant to resolution of the Corporation's Board of Directors and in accordance with Section 228 of the General Corporation Law of the State of Delaware, the Amendment was acted upon, without prior notice and without a vote, by the consent in writing of the holders of the outstanding stock of the Corporation having not less than the minimum number of votes that would be necessary to authorize or to take such action at a special meeting of the stockholders of the Corporation, at which meeting the necessary number of shares as required by statute were present and voted in favor of the Amendment.

         THIRD: That the Amendment was duly adopted in accordance with the provisions of Section 242 of the General

Corporation Law of the State of Delaware.

         FOURTH: That the capital of the Corporation shall not be reduced under or by reason of the Amendment.

         IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed on its behalf this 11th day of May, 2001.

                                                 HARTFORD LIFE, INC.


                                                 BY: /s/ C. Michael O'Halloran
                                                 -----------------------------
                                                 Name: C. Michael O'Halloran
                                                 Title:   Vice President