Form 10-Q
period 2001-06-30
HARTFORD LIFE INC
filed 2001-08-14
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 14, 2001 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX






  PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS                                            PAGE

  Consolidated Statements of Income - Second Quarter and
  Six Months Ended June 30, 2001 and 2000                                    3

  Consolidated Balance Sheets - June 30, 2001 and December 31, 2000          4

  Consolidated Statements of Changes in Stockholder's Equity
  Six Months Ended June 30, 2001 and 2000                                    5

  Consolidated Statements of Cash Flows - Six Months
  Ended June 30, 2001 and 2000                                               6

  Notes to Consolidated Financial Statements                                 7


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS                                       12


  PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 19

  Signature                                                                 20

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS




                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                 SECOND QUARTER           SIX MONTHS
                                                                    ENDED                   ENDED
                                                                   JUNE 30,               JUNE 30,
                                                                 --------------           ----------
   (In millions) (Unaudited)                                 2001         2000       2001          2000
-------------------------------------------------------------------------------------------------------

REVENUES
Fee income                                                 $   686      $   598      $ 1,288      $ 1,189
Earned premiums and other                                      583          502        1,141          975
Net investment income                                          443          384          873          766
Net realized capital losses                                    (17)         (43)         (17)         (43)
                                                             -----        -----        -----        -----
        TOTAL REVENUES                                       1,695        1,441        3,285        2,887
                                                             =====        =====        =====        =====

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                            930          792        1,800        1,521
Insurance expenses and other                                   335          300          645          566
Amortization of deferred policy acquisition costs and
        present value of future profits                        164          161          318          333
Dividends to policyholders                                       3            5           15           46
Goodwill amortization                                            7            1            9            2
Interest expense                                                28           16           48           33
                                                             -----        -----        -----        -----
         TOTAL BENEFITS, CLAIMS AND EXPENSES                 1,467        1,275        2,835        2,501

         INCOME BEFORE INCOME TAX EXPENSE
         AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES
                                                               228          166          450          386
Income tax expense                                              63           20          124           90
         INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
         CHANGES
                                                               165          146          326          296
Cumulative effect of accounting changes, net of tax             (3)          --          (26)          --
                                                             -----        -----        -----        -----
         NET INCOME                                        $   162      $   146      $   300      $   296
                                                           =======      =======      =======      =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,      DECEMBER 31,
(In millions, except for share data)                                               2001           2000
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
     $21,221 and $18,171)                                                        $  21,335      $ 18,248
 Equity securities, at fair value                                                      380           171
 Policy loans, at outstanding balance                                                3,728         3,610
 Other investments                                                                   1,214           910
--------------------------------------------------------------------------------------------------------------
        Total investments                                                           26,657        22,939
 Cash                                                                                  161           106
 Premiums receivable and agents' balances                                              216           216
 Reinsurance recoverables                                                              548           542
 Deferred policy acquisition costs and present value of future profits               5,356         4,527
 Deferred income tax                                                                   (17)          223
 Goodwill                                                                              787           244
 Other assets                                                                        1,070           830
 Separate account assets                                                           114,943       113,994
--------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                           $ 149,721      $143,621
==============================================================================================================
LIABILITIES
 Future policy benefits                                                          $   7,952      $  7,074
 Other policyholder funds                                                           18,664        15,849
 Long-term debt                                                                      1,050           650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                       450           250
 Other liabilities                                                                   2,527         2,597
 Separate account liabilities                                                      114,943       113,994
--------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                        145,586       140,414
==============================================================================================================

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
        par value $0.01                                                                 --            --
 Capital surplus                                                                     1,895         1,280
 Accumulated other comprehensive income                                                 73            27
 Retained earnings                                                                   2,167         1,900
          TOTAL STOCKHOLDER'S EQUITY                                                 4,135         3,207
--------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 149,721      $143,621
==============================================================================================================











                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


SIX MONTHS ENDED JUNE 30, 2001

                                                                          ACCUMULATED OTHER
                                                                     COMPREHENSIVE INCOME (LOSS)

                                                               UNREALIZED   NET
                                                               GAIN ON      GAIN ON
                                                               SECURITIES,  CASH FLOW
                                                               NET          HEDGING         CUMULATIVE                   TOTAL
                                        COMMON      CAPITAL    OF           INSTRUMENTS,    TRANSLATION    RETAINED    STOCKHOLDER'S
   (In millions) (Unaudited)            STOCK       SURPLUS    TAX          NET OF TAX      ADJUSTMENTS    EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000              $ -        $ 1,280      $40               $ -           $(13)        $1,900     $3,207
Comprehensive income
Net income                                                                                                      300        300
                                                                                                                         --------
Other comprehensive income,
net of tax (1)
  Cumulative effect of accounting
   change (2)                                                     3                20                                       23
  Net unrealized capital gain
  on securities (3)                                              25                                                         25
  Net gain on cash flow hedging
    instruments                                                                     6                                        6
  Cumulative translation adjustments                                                               (8)                      (8)
                                                                                                                         --------
Total other comprehensive income                                                                                            46
    Total comprehensive income                                                                                             346
                                                                                                                         --------
Dividends declared                                                                                               (33)      (33)
Capital contribution from parent                       615                                                                 615
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2001              $-         $ 1,895      $68               $26            $(21)        $2,167    $4,135
------------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 2000

                                                                           ACCUMULATED OTHER
                                                                        COMPREHENSIVE INCOME (LOSS)
                                                                        ---------------------------

                                                                                 NET
                                                                                 UNREALIZED
                                                                                 CAPITAL
                                                                                 GAINS
                                         CLASS A  CLASS B              TREASURY  (LOSSES) ON   CUMULATIVE                   TOTAL
                                COMMON   COMMON   COMMON   CAPITAL     STOCK,    SECURITIES,  TRANSLATION  RETAINED    STOCKHOLDER'S
   (In millions) (Unaudited)    STOCK    STOCK    STOCK    SURPLUS     AT COST   NET OF TAX   ADJUSTMENTS  EARNINGS        EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999       $-        -       $1      $1,282        $(10)    $(336)         $(12)     $1,381          $2,306
Comprehensive income (loss)
Net income                                                                                                    296             296
Other comprehensive income
(loss), net of tax (1)
  Net unrealized capital
  gains on securities (3)                                                            30                                        30
  Cumulative translation
  adjustments                                                                                       2                           2
Total other comprehensive
income (loss)                                                                                                                  32
    Total comprehensive
    income (loss)                                                                                                             328
Dividends declared                                                                                             (28)          (28)
Issuance of shares under
     incentive and
     stock purchase plans                                          1       8                                                    9
Treasury stock acquired                                                   (2)                                                  (2)
Treasury stock cancelled
and retired                                                       (4)      4                                                   -
Class B Common
Stock converted to Class A                    1       (1)                                                                      -
Class A Common Stock
canceled and retired                         (1)                   1                                                           -
------------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2000       $-           -       $-      $1,280        $-       $(306)         $(10)      $1,649         $2,613
------------------------------------------------------------------------------------------------------------------------------------


(1) Unrealized gain on securities is reflected net of tax provision of $13 and $16 for the six months ended June 30, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the six months ended June 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $3 for the six months ended June 30, 2001. There is no tax effect on cumulative translation adjustments.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3) There were reclassification adjustments for after-tax gains (losses) realized in net income of $2 and $(28) for the six months ended June 30, 2001 and 2000, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                                 ----------------
(In millions) (Unaudited)                                                                     2001           2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                $   300      $   296
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                    17           28
   Cumulative effect of accounting changes, net of tax                                            26           --
   Amortization of deferred policy acquisition costs and present value of future profits         318          333
   Additions to deferred policy acquisition costs and present value of future profits           (542)        (496)
   Depreciation and amortization                                                                  (2)           9
   Decrease in premiums receivable and agents' balances                                           --           17
   Decrease in other liabilities                                                                (176)         (96)
   Change in receivables, payables and accruals                                                  (54)          70
   (Decrease) increase in accrued tax                                                            (79)         156
   Change in deferred income tax                                                                 100           35
   Increase in future policy benefits                                                            527          320
   (Increase) decrease in reinsurance recoverables                                                (2)           2
   Other, net                                                                                    (46)          65
-----------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                387          739
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                   (5,710)      (3,401)
   Sales of investments                                                                        3,064        2,983
   Maturities and principal paydowns of fixed maturity investments                             1,108          846
   Acquisition of Fortis Financial Group                                                      (1,105)          --
   Capital expenditures and other                                                                (26)         (42)
-----------------------------------------------------------------------------------------------------------------
        NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                  (2,669)         386
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contribution from parent                                                              615           --
   Proceeds from issuance of long-term debt                                                      400           --
   Proceeds from issuance of company obligated mandatorily
       redeemable preferred securities of subsidiary trust holding solely
       parent junior subordinated debentures                                                     200           --
   Dividends paid                                                                                (31)         (27)
   Net receipts from (disbursements for) investment and universal life-type contracts charged against policyholder accounts
                                                                                               1,157       (1,329)
   Proceeds from parent to retire common stock                                                    --          226
   Net issuance of common stock                                                                   --            6
-----------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   2,341       (1,124)
-----------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                           59            1
   Impact of foreign exchange                                                                     (4)          --
-----------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                    106           89
-----------------------------------------------------------------------------------------------------------------
        CASH - END OF PERIOD                                                                 $   161      $    90
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                                 $    34      $   (74)
Interest                                                                                     $    34      $    33

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

On April 2, 2001, Hartford Life acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For a further discussion of the Fortis Acquisition, see Note 3.)

Certain reclassifications have been made to prior year financial information to conform to the current year classification of transactions and accounts.

(B) ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge in net income as a net of tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were offsetting gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("OCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

Upon adoption, the Company also reclassified $20, net of tax, to Accumulated OCI
- Net Gain on Cash Flow Hedging Instruments from Accumulated OCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain of all derivatives that are designated as cash-flow hedging instruments.

For a further discussion of the Company's accounting policies for derivative instruments, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life's March 31, 2001 Form 10-Q.

For a further discussion of Hartford Life's derivative results by hedge category for the quarter and six months ended June 30, 2001 see Note 2, Derivatives and Hedging Activities below.

Effective April 1, 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value. Upon adoption of EITF 99-20, the Company recorded a $3 charge to net income as a net of tax cumulative effect of accounting change.

(C)   FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for under the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the amounts assigned to net assets acquired recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under current accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually or more frequently as a result of an event or change in circumstances that would indicate an impairment may be necessary.

Goodwill must be tested for impairment in the year of adoption with an initial test to determine potential impairment to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 also requires that the useful lives of previously recognized intangible assets other than goodwill be reassessed and the remaining amortization periods adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All of the provisions of SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization. The Company expects goodwill amortization to approximate $16, after-tax, in 2001 and to have approximated $20, after-tax in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No.142.

2.          DERIVATIVES AND HEDGING ACTIVITIES

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an "end-user" of derivative instruments and, as such, does not make a market or trade in these instruments for the express purpose of earning trading profits.

For a detailed discussion of the Company's use of derivative instruments see
Note 2 of Notes to Consolidated Financial Statements included in Hartford Life's March 31, 2001 Form 10-Q.

As of June 30, 2001, the Company reported $94 of derivative assets in other investments and $141 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the period ended June 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2001, approximately $5 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2001, the Company held approximately $2.1 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the six months ended June 30, 2001.

Fair-Value Hedges

For the six months ended June 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2001, the Company held approximately $360 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains and losses. As of June 30, 2001 the Company held approximately $4.0 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

3.          FORTIS ACQUISITION

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

The Company financed this acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock, (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under the Company's June 1998 shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities also under the Company's June 1998 shelf registration.

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the quarter ended June 30, 2001, amortization of PVP amounted to $13. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and is being amortized on a straight-line basis over a 25 year period.

4.          DEBT

On March 1, 2001, Hartford Life issued and sold $400 of senior debt securities under the June 1998 shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As previously discussed in Note 3, Hartford Life used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition.

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement includes an aggregate $150 of Hartford Life securities remaining under the shelf registration filed by the Company with the SEC in June of 1998. As of June 30, 2001, Hartford Life had $1.0 billion remaining on its shelf.

5. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by Hartford Life, issued 8,000,000, 7.625% Trust Preferred Securities, Series B under the June 1998 shelf registration. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior Subordinated Debentures issued by Hartford Life. As previously discussed in Note 3, the Company used the proceeds from the offering to partially fund the Fortis acquisition.

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

Hartford Life has the right at any time, and from time to, time, to defer payments of interest on the Series B Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, Hartford Life's capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Series B Junior Subordinated Debentures. Hartford Life will have the right at any time to dissolve the Trust and cause the Series B Junior Subordinated Debentures to be distributed to the holders of the Series B Preferred Securities. The Company has guaranteed, on a subordinated basis, all of the Hartford Life Capital II obligations under the Series B Preferred Securities including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent Hartford Life Capital II has funds available to make these payments.

6.          COMMITMENTS AND CONTINGENT LIABILITIES

(A) LITIGATION

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability, if any, arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(B) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain tax matters for the 1993-1995 tax years. As of June 30, 2001, this same matter is under review with the IRS as part of its audit of the Company's 1996-1997 tax returns. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

7.          SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Latin America and the Far East.

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

                            Investment    Individual     Group
JUNE 30, 2001                Products     Life           Benefits      COLI       Other       Total
----------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues              $  643        $240           $  641        $181        $(10)     $1,695
Net income (loss)              117          36               27          10         (28)        162
----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED
Total revenues              $1,247        $403           $1,254        $365        $ 16      $3,285
Net income (loss)              228          56               50          19         (53)        300
----------------------------------------------------------------------------------------------------

<

                         Investment     Individual       Group
JUNE 30, 2000            Products       Life             Benefits      COLI       Other       Total
---------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues           $  587         $154             $557          170         (27)     $ 1,441
Net income (loss)           110           20               21            8         (13)         146
---------------------------------------------------------------------------------------------------
SIX MONTHS ENDED
Total revenues           $1,172         $311           $1,077          335          (8)    $  2,887
Net income (loss)           212           38               40           16         (10)         296
---------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of June 30, 2001, compared with December 31, 2000, and its results of operations for the second quarter and six months ended June 30, 2001 compared with the equivalent periods in 2000. This discussion should be read in conjunction with the MD&A included in the Company's 2000 Form 10-K Annual Report.

Certain statements contained in this discussion, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond Hartford Life's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of less success in integrating the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. than anticipated, the possibility of general economic and business conditions that are less favorable than anticipated, unfavorable legislative or judicial developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those factors described in such forward-looking statements.

INDEX


Consolidated Results of Operations             12
Investment Products                            13
Individual Life                                14
Group Benefits                                 14
Corporate Owned Life Insurance ("COLI")        15

Investments                                    16
Capital Resources and Liquidity                16
Regulatory Matters and Contingencies           18
Accounting Standards                           18








CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                                 SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                     JUNE 30,
--------------------------------------------------------------------------------------------------------------------
                                                                  2001        2000             2001            2000
--------------------------------------------------------------------------------------------------------------------
Revenues                                                       $ 1,695       $1,441        $  3,285       $  2,887
Expenses                                                         1,530        1,295           2,959          2,591
Cumulative effect of accounting changes, net of tax (1)             (3)        -               (26)           -
--------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                  $   162       $  146        $   300        $    296
--------------------------------------------------------------------------------------------------------------------


(1) For the second quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

Hartford Life has the following reportable segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group" or "Fortis"). (For further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section.) This transaction was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

Revenues increased $254, or 18%, and $398, or 14%, for the second quarter and six months ended June 30, 2001, respectively, as the Company experienced growth in each of its operating segments. Most notably, Group Benefits experienced higher earned premiums resulting from strong sales and solid persistency, and Individual Life earned higher fee income and net investment income due primarily to the business acquired from Fortis, Inc. In addition, Investment Products had higher fee income and net investment income due principally to growth in the retail mutual fund and institutional businesses, respectively.

Expenses increased $235, or 18%, and $368, or 14% for the second quarter and six months ended June 30, 2001, respectively, associated with the revenue growth described above. Net income increased $16, or 11%, and $4, or 1%, for the second quarter and six months ended June 30, 2001, respectively. For the second quarter and six months ended June 30, 2001, the Company recorded after-tax net realized capital losses of $11, while for the second quarter and six months ended June 30, 2000, the Company recorded after-tax net realized capital losses of $28. In addition, for the second quarter and six months ended June 30, 2000, the Company recorded after-tax benefits of $24 and $32, respectively, related to favorable tax settlements. Excluding these tax settlements, as well as the net realized capital losses and the cumulative effect of accounting changes identified above, net income increased $26, or 17%, and $45, or 15%, for the second quarter and six months ended June 30, 2001, respectively, as each of the Company's operating segments experienced growth in net income from a year ago.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

---------------------------------------------------------------------------------------------
                                                 SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
---------------------------------------------------------------------------------------------
                                                 2001        2000         2001         2000
---------------------------------------------------------------------------------------------
Investment Products                             $ 117       $ 110        $ 228       $ 212
Individual Life                                    36          20           56          38
Group Benefits                                     27          21           50          40
Corporate Owned Life Insurance (COLI)              10           8           19          16
Other (1)                                         (28)         (13)        (53)        (10)
---------------------------------------------------------------------------------------------
    NET INCOME                                  $ 162       $  146        $300       $ 296
---------------------------------------------------------------------------------------------

(1) For the second quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                                                           SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
---------------------------------------------------------------------------------------------------------------------
                                                            2001     2000                  2001                2000
---------------------------------------------------------------------------------------------------------------------
Revenues                                                   $643       $587                $1,247               $1,172
Expenses                                                    526        477                 1,019                  960
---------------------------------------------------------------------------------------------------------------------
   NET INCOME                                              $117       $110                $  228               $  212
---------------------------------------------------------------------------------------------------------------------

Individual variable annuity account values                                               $78,415              $82,264
Other individual annuity account values                                                    9,228                8,624
Other investment products account values                                                 18,101                16,862
---------------------------------------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES                                                                 105,744               107,750
Mutual fund assets under management                                                      16,180                 8,729
---------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                   $121,924              $116,479
---------------------------------------------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $56, or 10%, and $75, or 6%, for the second quarter and six months ended June 30, 2001, respectively, driven primarily by the other investment products operation. Fee income in other investment products increased $25, or 37%, and $34, or 25% for the second quarter and six month periods, respectively, principally due to growth in the Company's retail mutual fund assets which increased $6.5 billion, or 75%, to $15.2 billion as of June 30, 2001 due to strong sales and the Fortis acquisition. Net investment income in other investment products increased $27, or 20%, and $57, or 21%, due primarily to growth in the institutional business where related assets increased $1.3 billion, or 18%, from a year ago. Individual annuity revenues were relatively flat for the second quarter and six months ended June 30, 2001 as compared to the prior year as fee income and net investment income from the business acquired from Fortis, Inc. helped offset lower revenues associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values decreased $3.2 billion, or 4%, from June 30, 2000.

Expenses increased $49, or 10%, and $59, or 6%, for the second quarter and six months ended June 30, 2001, respectively, driven by higher benefits and claims and higher insurance expenses and other in other investment products associated with the revenue growth described above. For the respective second quarter and six-month periods, benefits and claims in other investment products increased $23, or 21%, and $41, or 19%, while insurance expenses and other increased $14, or 21%, and $29, or 24%, in this operation. Partially offsetting these increases, were decreases in individual annuity expenses including amortization of deferred acquisition costs and present value of future profits, which decreased $12, or 10%, and $18, or 8%, for the respective periods. Additionally, individual annuity income tax expense decreased $4, or 11%, and $16, or 20%, due to the tax impact associated with separate account investment activity.

Net income increased $7, or 6%, and $16, or 8%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent periods in 2000. These increases were driven by the growth in revenues in other investment products described above and the favorable impact of the Fortis acquisition and the lower effective tax rate related to the individual annuity business.

INDIVIDUAL LIFE

                                             SECOND QUARTER ENDED                       SIX MONTHS ENDED
                                                   JUNE 30,                                 JUNE 30,
--------------------------------------------------------------------------------------------------------------
                                           2001                 2000           2001              2000
--------------------------------------------------------------------------------------------------------------
Revenues                             $240                       $154         $    403               $   311
Expenses                              204                        134              347                   273
--------------------------------------------------------------------------------------------------------------
   NET INCOME                        $ 36                       $ 20         $     56               $    38
--------------------------------------------------------------------------------------------------------------

Variable life account value                                                  $  3,932               $ 2,848
Total account values                                                         $  7,744               $ 5,695
--------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                             $ 57,677               $28,503
--------------------------------------------------------------------------------------------------------------
Total life insurance in force                                                $116,740               $70,613
--------------------------------------------------------------------------------------------------------------

Revenues in the Individual Life segment increased $86, or 56%, and $92, or 30%, for the second quarter and six months ended June 30, 2001, respectively, primarily due to the Fortis acquisition. Fee income, including cost of insurance charges, increased $61, or 56%, and $65, or 30%, respectively, driven primarily by growth in the variable life business where account values increased $1.1 billion, or 38%, and life insurance in force increased $29.2 billion, more than double the amount from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $22, or 50%, and $23, or 26%, respectively, consistent with the growth in related account values.

Expenses increased $70, or 52%, and $74, or 27%, respectively, due principally to the growth in revenues described above. Year to date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was higher than the same period of the prior year, however, 2001 year to date mortality experience was within pricing assumptions and was slightly lower than the full year 2000 levels.

Net income increased $16, or 80%, and $18, or 47%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent prior year periods due to the growth factors discussed above.


GROUP BENEFITS

                   SECOND QUARTER ENDED       SIX MONTHS ENDED
                       JUNE 30,                   JUNE 30,
--------------------------------------------------------------------------------
                  2001         2000          2001           2000
--------------------------------------------------------------------------------
Revenues          $ 641       $ 557        $ 1,254       $ 1,077
Expenses            614         536          1,204         1,037
--------------------------------------------------------------------------------
   NET INCOME     $  27       $  21        $    50       $    40
--------------------------------------------------------------------------------

Revenues in the Group Benefits segment increased $84, or 15%, and $177, or 16%, and excluding buyouts, increased $74, or 14%, and $135, or 13%, for the second quarter and six months ended June 30, 2001, respectively. These increases were driven by growth in fully insured ongoing premiums which increased $63, or 14%, and $112, or 13%, for the respective second quarter and six-month periods, due to solid persistency of the in force block of business and strong sales to new customers. Fully insured ongoing sales for the second quarter and six months ended June 30, 2001 were $80 and $314, 18% and 21% higher, respectively, than the equivalent 2000 periods. Additionally, net investment income increased $7, or 13%, and $14, or 13%, for the second quarter and six-month periods, respectively, due to the growth in the overall business described above.

Expenses, excluding buyouts, increased $68, or 13%, and $125, or 12%, for the second quarter and six months ended June 30, 2001, respectively, driven primarily by higher benefits and claims which increased $56, or 14%, and $100, or 13%, respectively. These increases are consistent with the growth in the business described above as the loss ratios (defined as benefits and claims as a percentage of premiums and other considerations) have remained relatively flat with the comparable prior year periods. In addition, expenses other than benefits and claims increased $12, or 10%, and $25, or 11%, excluding buyouts, for the respective second quarter and six-month periods.


Net income increased $6, or 29%, and $10, or 25%, for the second quarter and six months ended June 30, 2001, respectively, primarily due to revenue growth, stable loss ratios and lower expenses as a percentage of premiums and other considerations as compared to the prior year.

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

CORPORATE OWNED LIFE INSURANCE (COLI)

                                      SECOND QUARTER ENDED          SIX MONTHS ENDED
                                          JUNE 30,                    JUNE 30,
----------------------------------------------------------------------------------------
                                      2001         2000           2001           2000
----------------------------------------------------------------------------------------
Revenues                             $  181       $  170        $   365       $    335
Expenses                                171          162            346            319
----------------------------------------------------------------------------------------
   NET INCOME                        $   10       $    8        $    19       $     16
----------------------------------------------------------------------------------------

Variable COLI account values                                    $16,628       $ 12,925
Leveraged COLI account values                                     4,856          4,975
----------------------------------------------------------------------------------------
    TOTAL ACCOUNT VALUES                                        $21,484       $ 17,900
----------------------------------------------------------------------------------------

COLI revenues increased $11, or 6%, and $30, or 9%, for the second quarter and six months ended June 30, 2001, respectively, mostly due to higher fee income and net investment income. Fee income increased $4, or 5%, and $12, or 7%, for the second quarter and six months ended June 30, 2001, respectively, due to growth in the variable COLI business as related account values increased $3.7 billion, or 29%, from a year ago. In addition, net investment income increased $4, or 5%, and $12, or 7%, driven by income on policy loans related to the leveraged COLI business.

Expenses increased $9, or 6%, and $27, or 8%, and net income increased $2, or 25%, and $3, or 19%, for the second quarter and six months ended June 30, 2001, respectively, as compared to the equivalent 2000 periods, primarily due to the growth in revenues described above.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $26.7 billion as of June 30, 2001 and were comprised of $21.3 billion of fixed maturities, $3.7 billion of policy loans, equity securities of $380 and other investments of $1.2 billion. As of December 31, 2000, general account invested assets totaled $22.9 billion and were comprised of $18.2 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $171 and other investments of $910. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

General account invested assets increased $3.8 billion, of which $3.1 billion was due to an increase in fixed maturities. This increase in fixed maturities was primarily due to the Fortis acquisition and new cash flow from growth in general account business. The securities acquired as part of the Fortis transaction were principally corporate and asset-backed securities.

                                                              JUNE 30, 2001                      DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
FIXED MATURITIES BY TYPE                                FAIR VALUE         PERCENT        FAIR VALUE           PERCENT
-----------------------------------------------------------------------------------------------------------------------

Corporate                                              $   9,595            45.0%          $  7,663            42.0%
 Asset backed securities                                   3,393            15.9%             3,070            16.8%
 Commercial mortgage backed securities                     2,855            13.4%             2,776            15.2%
 Municipal - tax-exempt                                    1,351            6.3%              1,390             7.6%
 Mortgage backed securities - agency                         948            4.4%                602             3.3%
 Short-term                                                1,371            6.5%                975             5.3%
 Collateralized mortgage obligations                         737            3.5%                928             5.1%
 Government/Government agencies - Foreign                    371            1.7%                321             1.8%
 Government/Government agencies - U.S.                       605            2.8%                244             1.3%
 Municipal - taxable                                          52            0.2%                 83             0.5%
 Redeemable preferred stock                                   57            0.3%                196             1.1%
-----------------------------------------------------------------------------------------------------------------------
      TOTAL FIXED MATURITIES                           $  21,335          100.0%            $18,248           100.0%
-----------------------------------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                              SECOND QUARTER ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
-------------------------------------------------------------------------------------------------------------------
(Before-tax)                                                     2001     2000               2001             2000
-------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income            $365       312               $ 717            $620
Policy loan income                                                78        72                 156             146
-------------------------------------------------------------------------------------------------------------------
Net investment income - total                                   $443       384               $ 873            $766
-------------------------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                             6.9%      7.0%                7.1%            6.9%
-------------------------------------------------------------------------------------------------------------------
Net realized capital losses                                     $(17)      (43)              $ (17)           $(43)
-------------------------------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loans, for the second quarter and six months ended June 30, 2001 increased $53, or 17%, and $97, or 16%, respectively, compared to the equivalent 2000 periods. The increases were primarily due to income earned on the higher invested asset base. Yields on average invested assets were essentially flat.

Net realized capital losses for the second quarter and six months ended June 30, 2001 decreased by $26 compared to the respective prior year periods. Realized gains and losses were attributable to investment portfolio rebalancing activities. Included in 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.5 billion and $1.1 billion as of June 30, 2001 and December 31, 2000, respectively.

The capital structure of the Company consists of debt and equity, and is summarized as follows:


                                                                            JUNE 30, 2001    DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $1,050           $  650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)             450              250
---------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                    $1,500           $  900
---------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax (1)        $4,041           $3,167
Unrealized gain on securities and other, net of tax (1)                             94               40
---------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                                    $4,135           $3,207
---------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (2)                                                      $5,541           $4,067
---------------------------------------------------------------------------------------------------------------
Debt to equity (2) (3)                                                              37%              28%
Debt to capitalization (2) (3)                                                      27%              22%
---------------------------------------------------------------------------------------------------------------


(1) Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.

(2) Excludes unrealized gain on securities and other, net of tax.

(3) Excluding TruPS, the debt to equity ratios were 26% and 21% as of June 30, 2001 and December 31, 2000, respectively, and the debt to capitalization ratios were 19% and 16% as of June 30, 2001 and December 31, 2000, respectively.

FORTIS ACQUISITION

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was recorded as a purchase transaction.

The Company financed the acquisition through (1) a capital contribution from The Hartford of $615 from its February 16, 2001 offering of common stock, (2) net proceeds from the March 1, 2001 issuance of $400 of senior debt securities under the Company's June 1998 shelf registration and (3) net proceeds from the March 6, 2001 issuance of $200 of trust preferred securities under the Company's June 1998 shelf registration.

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $1.5 billion, or 36%, as of June 30, 2001, as compared to December 31, 2000. This increase was primarily the result of earnings along with financing activities related to the Fortis acquisition, partially offset by dividends declared.

DEBT

On March 1, 2001, Hartford Life issued and sold $400 of senior debt securities from its June 1998 shelf registration to partially fund the Fortis acquisition. (For a further discussion of the debt, see Note 4 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life issued and sold $200 of trust preferred securities from its June 1998 shelf registration to partially fund the Fortis acquisition. (For a further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 5 of Notes to Consolidated Financial Statements.)

DIVIDENDS

Hartford Life declared $33 in dividends for the six months ended June 30, 2001 to Hartford Fire Insurance Company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions.

Hartford Life and Accident Insurance Company, the Company's direct regulated life insurance subsidiary, declared dividends of $40 for the six months ended June 30, 2001 to Hartford Life.

CASH FLOWS

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
--------------------------------------------------------------------------------
                                                       2001         2000
--------------------------------------------------------------------------------
Cash provided by operating activities                $   387      $   739
Cash (used for) provided by investing activities      (2,669)         386
Cash provided by (used for) financing activities       2,341       (1,124)
Cash - end of period                                     161           90
--------------------------------------------------------------------------------

The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first six months of 2001. The increase in cash provided by financing activities primarily relates to proceeds received by the Company to finance the Fortis acquisition, and the increase in cash used for investing activities reflects the purchase. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

REGULATORY MATTERS AND CONTINGENCIES

NAIC CODIFICATION

The NAIC (National Association of Insurance Commissioners) adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of $74 in statutory surplus for the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability, if any, arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b) Reports on Form 8-K -- None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HARTFORD LIFE, INC.




                                      /s/  Mary Jane B. Fortin
                                      ---------------------------------------
                                           Mary Jane B. Fortin
                                           Vice President and Chief
                                           Accounting Officer





AUGUST 14, 2001