Form 10-Q
period 2001-09-30
HARTFORD LIFE INC
filed 2001-11-14
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 14, 2001 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX





        PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS                                                  PAGE
        Consolidated Statements of Income - Third Quarter and
        Nine Months Ended September 30, 2001 and 2000                                     3

        Consolidated Balance Sheets - September 30, 2001 and December 31, 2000            4

        Consolidated Statements of Changes in Stockholder's Equity
        Nine Months Ended September 30, 2001 and 2000                                     5

        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2001 and 2000                                                 6

        Notes to Consolidated Financial Statements                                        7


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                              12


        PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                                       19

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        19

        Signature                                                                        20

                          PART I. FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS



                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                       THIRD QUARTER               NINE MONTHS
                                                                           ENDED                     ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                       -------------              -------------
(In millions) (Unaudited)                                           2001          2000         2001          2000
-------------------------                                           ----          ----         ----          ----
REVENUES
Fee income                                                         $   654       $   680      $ 1,942       $ 1,869
Earned premiums and other                                              554           499        1,695         1,474
Net investment income                                                  447           408        1,320         1,174
Net realized capital losses                                            (50)           --          (67)          (43)
                                                                   -------       -------      -------       -------
    TOTAL REVENUES                                                   1,605         1,587        4,890         4,474
                                                                   -------       -------      -------       -------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                    928           812        2,728         2,333
Insurance expenses and other                                           339           351          984           917
Amortization of deferred policy acquisition costs and
    present value of future profits                                    154           179          472           512

Dividends to policyholders                                              13             7           28            53
Goodwill amortization                                                    7             2           16             4
Interest expense                                                        28            17           76            50
                                                                   -------       -------      -------       -------
    TOTAL BENEFITS, CLAIMS AND EXPENSES                              1,469         1,368        4,304         3,869
                                                                   -------       -------      -------       -------

    INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGES                                       136           219          586           605
Income tax (benefit) expense                                          (114)           67           10           157
                                                                   -------       -------      -------       -------
    INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES              250           152          576           448
Cumulative effect of accounting changes, net of tax                     --            --          (26)           --
                                                                   -------       -------      -------       -------
       NET INCOME                                                  $   250       $   152      $   550       $   448
                                                                   =======       =======      =======       =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                SEPTEMBER 30,  DECEMBER 31,
(In millions, except for share data)                                                2001          2000
------------------------------------                                                ----          ----
                                                                                 (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
    $21,941 and $18,171)                                                          $ 22,505      $ 18,248
 Equity securities, at fair value                                                      412           171
 Policy loans, at outstanding balance                                                3,715         3,610
 Other investments                                                                   1,341           910
                                                                                  --------      --------
      Total investments                                                             27,973        22,939
 Cash                                                                                  139           106
 Premiums receivable and agents' balances                                              231           216
 Reinsurance recoverables                                                              627           542
 Deferred policy acquisition costs and present value of future profits               5,456         4,527
 Deferred income tax                                                                    --           223
 Goodwill                                                                              780           244
 Other assets                                                                        1,108           830
 Separate account assets                                                           105,487       113,994
                                                                                  --------      --------
        TOTAL ASSETS                                                              $141,801      $143,621
                                                                                  --------      --------

LIABILITIES
 Future policy benefits                                                           $  7,955      $  7,074
 Other policyholder funds                                                           19,545        15,849
 Long-term debt                                                                      1,050           650
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                       450           250
 Deferred income tax                                                                   130            --
 Other liabilities                                                                   2,495         2,597
 Separate account liabilities                                                      105,487       113,994
                                                                                  --------      --------
        TOTAL LIABILITIES                                                          137,112       140,414
                                                                                  --------      --------

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
        par value $0.01                                                                 --            --
 Capital surplus                                                                     1,895         1,280
 Accumulated other comprehensive income                                                394            27
 Retained earnings                                                                   2,400         1,900
                                                                                  --------      --------
        TOTAL STOCKHOLDER'S EQUITY                                                   4,689         3,207
                                                                                  ========      ========
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $141,801      $143,621
                                                                                  ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                           ACCUMULATED OTHER
                                                                      COMPREHENSIVE INCOME (LOSS)

                                                                            NET GAIN ON
                                                             UNREALIZED     CASH FLOW
                                                              GAIN ON        HEDGING       CUMULATIVE                      TOTAL
                                        COMMON    CAPITAL    SECURITIES,   INSTRUMENTS,   TRANSLATION     RETAINED     STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK    SURPLUS    NET OF TAX     NET OF TAX    ADJUSTMENTS     EARNINGS        EQUITY
   -------------------------             -----    -------    ----------     ----------    -----------     --------        ------
Balance, December 31, 2000              $   --    $ 1,280      $    40     $        --    $      (13)    $    1,900    $      3,207
Comprehensive income
Net income                                                                                                      550             550
                                                                                                                       ------------
Other comprehensive income, net of
tax (1)
  Cumulative effect of accounting                                    3              20
change (2)
                                                                                                                                 23
  Net unrealized capital gain on                                   284                                                          284
securities (3)
  Net gain on cash flow hedging
    instruments                                                                     70                                           70
  Cumulative translation adjustments                                                             (10)                           (10)
                                                                                                                       ------------
Total other comprehensive income                                                                                                367
    Total comprehensive income                                                                                                  917
                                                                                                                       ------------
Dividends declared                                                                                              (50)            (50)
Capital contribution from parent                      615                                                                       615
                                        ------    -------      -------     -----------    ----------     ----------    ------------
    BALANCE, SEPTEMBER 30, 2001         $   --    $ 1,895      $   327     $        90    $      (23)    $    2,400    $      4,689
                                        ======    =======      =======     ===========    ==========     ==========    ============


NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                                               ACCUMULATED OTHER
                                                                                              COMPREHENSIVE INCOME
                                                                                                    (LOSS)
                                                                                  NET
                                                                               UNREALIZED
                                                                                 CAPITAL
                                                                                  GAINS
                                        CLASS A  CLASS B            TREASURY   (LOSSES) ON   CUMULATIVE                  TOTAL
                                COMMON   COMMON   COMMON  CAPITAL     STOCK,   SECURITIES,   TRANSLATION   RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)     STOCK    STOCK    STOCK  SURPLUS    AT COST   NET OF TAX    ADJUSTMENTS   EARNINGS      EQUITY
   -------------------------    ------  -------  -------  -------   --------   ------------  -----------   --------    -------------


Balance, December 31, 1999      $   --       --   $    1  $ 1,282     $  (10)     $   (336)      $   (12)   $ 1,381         $ 2,306
Comprehensive income (loss)
Net income                                                                                                      448             448
                                                                                                                            -------
Other comprehensive income
  (loss), net of tax (1)
  Net unrealized capital
    gains on securities (3)                                                            141                                      141
  Cumulative translation
    adjustments                                                                                        1                          1
                                                                                                                            -------

Total other comprehensive
  income (loss)                                                                                                                 142
    Total comprehensive
      income (loss)                                                                                                             590
                                                                                                                            -------
Dividends declared                                                                                              (42)            (42)
Issuance of shares under
  incentive and stock
  purchase plans                                                1          8                                                      9
Treasury stock acquired                                                   (2)                                                    (2)
Treasury stock cancelled
  and retired                                                  (4)         4                                                     --
Class B Common Stock converted
  to Class A                                  1       (1)                                                                        --
Class A Common Stock canceled
  and retired                                (1)                1                                                                --
                                ------   ------   ------  -------     ------      --------       -------    -------         -------
  BALANCE, SEPTEMBER 30, 2000   $   --       --   $   --  $ 1,280     $   --      $   (195)      $   (11)   $ 1,787         $ 2,861
                                ======   ======   ======  =======     ======      ========       =======    =======         =======

(1) Unrealized gain on securities is reflected net of tax provision of $153 and $76 for the nine months ended September 30, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the nine months ended September 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $38 for the nine months ended September 30, 2001. There is no tax effect on cumulative translation adjustments.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3) There were reclassification adjustments for after-tax gains (losses) realized in net income of ($18) and ($28) for the nine months ended September 30, 2001 and 2000, respectively.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                                   -------------
(In millions) (Unaudited)                                                                       2001          2000
-------------------------                                                                       ----          ----
OPERATING ACTIVITIES
   Net income                                                                                 $   550       $   448
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                     67            43
   Cumulative effect of accounting changes, net of tax                                             26            --
   Amortization of deferred policy acquisition costs and present value of future profits          472           512
   Additions to deferred policy acquisition costs and present value of future profits            (797)         (749)
   Depreciation and amortization                                                                   13             7
   (Increase) decrease in premiums receivable and agents' balances                                (15)            8
   (Decrease) increase  in other liabilities                                                      (62)          166
   Change in receivables, payables and accruals                                                   (40)           69
   (Decrease) increase in accrued tax                                                             (10)          243
   Change in deferred income tax                                                                   32           (46)
   Increase in future policy benefits                                                             530           537
   Increase in reinsurance recoverables                                                           (92)          (50)
   Other, net                                                                                    (140)           65
                                                                                              -------       -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   534         1,253
                                                                                              -------       -------
INVESTING ACTIVITIES
   Purchases of investments                                                                    (8,461)       (5,208)
   Sales of investments                                                                         4,057         4,096
   Maturities and principal paydowns of fixed maturity investments                              1,858         1,234
   Acquisition of Fortis Financial Group                                                       (1,105)           --
   Capital expenditures and other                                                                 (44)          (99)
                                                                                              -------       -------
      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                     (3,695)           23
                                                                                              -------       -------
FINANCING ACTIVITIES
   Capital contribution from parent                                                               615            --
   Proceeds from issuance of long-term debt                                                       400            --
   Proceeds from issuance of company obligated mandatorily
       redeemable preferred securities of subsidiary trust holding solely
       parent junior subordinated debentures                                                      200
   Dividends paid                                                                                 (47)          (41)
   Net receipts from (disbursements for) investment and universal life-type
     contracts charged against policyholder accounts                                            2,027        (1,187)
   Proceeds from parent to retire common stock                                                     --           226
   Payments to retire common stock                                                                 --          (226)
   Net issuance of common stock                                                                    --             6
                                                                                              -------       -------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                      3,195        (1,222)
                                                                                              -------       -------
   Net increase in cash                                                                            34            54
   Impact of foreign exchange                                                                      (1)           --
                                                                                              -------       -------
   Cash -- beginning of period                                                                    106            89
                                                                                              -------       -------
      CASH -- END OF PERIOD                                                                   $   139       $   143
                                                                                              =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                  $    34       $    60
Interest                                                                                      $    57       $    37

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

On April 2, 2001, Hartford Life acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as "Fortis Financial Group", or "Fortis"). The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income. (For a further discussion of the Fortis Financial Group Acquisition, see Note 4.)

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

For a further discussion of Hartford Life's derivative results by hedge category for the quarter and nine months ended September 30, 2001 see Note 3, Derivatives and Hedging Activities below.

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

Effective September 2001, the Company adopted EITF Issue 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist acts should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For a discussion of the impact of the September 11 terrorist attack, see Note 2.)

(c) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 will not have a material impact on the Company's financial condition or results of operations.

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


2.  SEPTEMBER 11 TERRORIST ATTACK

As a result of the September 11 terrorist attack, the Company recorded an estimated loss amounting to $20, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses. Also included was an estimate of amounts recoverable under the Company's ceded reinsurance programs, including the cost of additional reinsurance premiums. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

3.  DERIVATIVES AND HEDGING ACTIVITIES

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

As of September 30, 2001, the Company reported $183 of derivative assets in other investments and $131 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the period ended September 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2001, approximately $4 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of September 30, 2001, the Company held approximately $2.2 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the nine months ended September 30, 2001.

Fair-Value Hedges

For the nine months ended September 30, 2001, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2001, the Company held approximately $362 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains and losses. As of September 30, 2001 the Company held approximately $4.0 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

4.  FORTIS ACQUISITION

On April 2, 2001, Hartford Life acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

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

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally represent estimated fair value. In addition, an intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the quarter and nine months ended September 30, 2001, amortization of PVP amounted to $10 and $23, respectively. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and is being amortized on a straight-line basis over a 25 year period.

5.  SALE OF SUDAMERICANA HOLDING S.A.

On September 7, 2001, Hartford Life completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The company recognized an after-tax net realized capital loss of $21 related to the sale.

6.  DEBT

On March 1, 2001, Hartford Life sold $400 of senior debt securities under the June 1998 shelf registration. The long-term debt was issued in the form of 7.375% thirty-year senior notes due March 1, 2031. Interest on the notes is payable semi-annually on March 1 and September 1, commencing on September 1, 2001. As previously discussed in Note 4, Hartford Life used the net proceeds from the issuance of the notes to partially fund the Fortis acquisition.

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement included $150 of Hartford Life securities remaining under the shelf registration filed by the Company with the SEC in June of 1998. As of September 30, 2001, Hartford Life had $1.0 billion remaining on its shelf.

7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by Hartford Life, issued 8,000,000, 7.625% Trust Preferred Securities, Series B under the June 1998 shelf registration. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior Subordinated Debentures issued by Hartford Life. As previously discussed in Note 4, the Company used the proceeds from the offering to partially fund the Fortis acquisition.

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

The Series B Junior Subordinated Debentures mature on February 15, 2050 and bear interest at the annual rate of 7.625% of the principal amount, payable quarterly in arrears commencing April 15, 2001. The Series B Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of Hartford Life and are effectively subordinated to all existing and future obligations of Hartford Life subsidiaries.

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

8.  COMMITMENTS AND CONTINGENT LIABILITIES

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

(b) TAX MATTERS

Hartford Life's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). In August 2001, the Company recorded a $130 benefit primarily the result of the favorable treatment of certain tax matters related to separate account investment activity arising during the 1996-2000 tax years. During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain similar tax matters for the 1993-1995 tax years.

Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examination and other tax related matters for all open tax years.

9.  SEGMENT INFORMATION

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

                      Investment    Individual      Group
SEPTEMBER 30, 2001     Products        Life        Benefits        COLI          Other        Total
------------------     --------        ----        --------        ----          -----        -----
THIRD QUARTER ENDED
Total revenues         $    622      $    236      $    617      $    171        $  (41)      $ 1,605
Net income                  116            30            26             8            70           250
                       --------      --------      --------      --------        ------       -------
NINE MONTHS ENDED
Total revenues         $  1,869      $    639      $  1,871      $    536        $  (25)      $ 4,890
Net income                  344            86            76            27            17           550
                       --------      --------      --------      --------        ------       -------

                      Investment    Individual      Group
SEPTEMBER 30, 2000     Products        Life        Benefits        COLI          Other          Total
------------------     --------        ----        --------        ----          -----          -----
THIRD QUARTER ENDED
Total revenues         $    605      $    164      $    553      $    239      $     26       $  1,587
Net income (loss)           105            19            23             9            (4)           152
                       --------      --------      --------      --------      --------       --------
NINE MONTHS ENDED
Total revenues         $  1,777      $    475      $  1,630      $    574      $     18       $  4,474
Net income (loss)           317            57            63            25           (14)           448
                       --------      --------      --------      --------      --------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of September 30, 2001, compared with December 31, 2000, and its results of operations for the third quarter and nine months ended September 30, 2001 compared with the equivalent periods in 2000. This discussion should be read in conjunction with the MD&A included in the Company's 2000 Form 10-K Annual Report.

Certain statements made herein, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack; the response of reinsurance companies under reinsurance contracts and the impact of increasing reinsurance rates; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the possibility of less success in integrating the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc than anticipated; changes in interest rates or the stock markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; and other factors described in such forward-looking statements.

INDEX

Consolidated Results of Operations                             12
Investment Products                                            13
Individual Life                                                14
Group Benefits                                                 14
Corporate Owned Life Insurance ("COLI")                        15
Investments                                                    16
Capital Resources and Liquidity                                16
Regulatory Matters and Contingencies                           18
Accounting Standards                                           18


CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                              THIRD QUARTER ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                  -------------               -------------
                                                               2001          2000          2001           2000
                                                               ----          ----          ----           ----
Revenues                                                     $  1,605      $  1,587      $  4,890       $  4,474
Expenses                                                        1,355         1,435         4,314          4,026
Cumulative effect of accounting changes, net of tax (1)            --            --           (26)            --
                                                             --------      --------      --------       --------
   NET INCOME                                                $    250      $    152      $    550       $    448
                                                             ========      ========      ========       ========

(1) For the nine months ended September 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

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

Revenues increased $18, or 1%, and $416, or 9%, for the third quarter and nine months ended September 30, 2001, respectively, as the Company experienced growth in its Individual Life, Group Benefits and Investment Products segments, which were partially offset by a decrease in COLI. Most notably, Group Benefits experienced higher earned premiums resulting from strong sales and solid persistency, and Individual Life earned higher fee income and net investment income due primarily to the business acquired from Fortis, Inc.

Expenses decreased $80, or 6%, for the third quarter primarily associated with the lower levels of revenue in the COLI segment and a decrease in income tax expense primarily due to a $130 benefit associated with a tax item related to separate account investment activity. For the nine months ended September 30, 2001, expenses increased $288, or 7%, primarily as a result of the growth in revenues, which was partially offset by the $130 favorable tax item and the COLI operation, as described above.

Net income increased $98, or 64%, and $102, or 23%, for the third quarter and nine months ended September 30, 2001, respectively. For the third quarter and nine months ended September 30, 2001, the Company recorded after-tax net realized capital losses of $32 and $43, while for the nine months ended September 30, 2000, the Company recorded after-tax net realized capital losses of $28. (See Investments section for further discussion.) Also included in the results for the third quarter of 2001 are the $130 favorable tax item discussed above and a $20 charge associated with the impact of the September 11th terrorist attack. In addition, the nine months ended September 30, 2000 includes a benefit of $32 also related to favorable tax items. Excluding these tax items, as well as the net realized capital losses, cumulative effect of accounting changes and the impact of the September 11th terrorist attack, net income increased $20, or 13%, and $65, or 15%, for the third quarter and nine months ended September 30, 2001, respectively, as each of the Company's operating segments experienced growth from a year ago.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                         THIRD QUARTER ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------         -------------
                                            2001       2000        2001       2000
                                            ----       ----        ----       ----
Investment Products                        $ 116      $ 105       $ 344      $ 317
Individual Life                               30         19          86         57
Group Benefits                                26         23          76         63
Corporate Owned Life Insurance (COLI)          8          9          27         25
Other (1)                                     70         (4)         17        (14)
                                           -----      -----       -----      -----
    NET INCOME                             $ 250      $ 152       $ 550      $ 448
                                           =====      =====       =====      =====

(1) The third quarter and nine months ended September 30, 2001, as well as the nine months ended September 30, 2000, include after-tax benefits related to prior year tax items. Also, the nine months ended September 30, 2001, include the cumulative impact of the Company's adoption of EITF Issue 99-20, and SFAS No. 133.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                                                           THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------               -------------
                                                            2001          2000          2001          2000
                                                            ----          ----          ----          ----
Revenues                                                  $    622      $    605      $  1,869      $  1,777
Expenses                                                       506           500         1,525         1,460
                                                          --------      --------      --------      --------
   NET INCOME                                             $    116      $    105      $    344      $    317
                                                          ========      ========      ========      ========

Individual variable annuity account values                                            $ 68,545      $ 83,009
Other individual annuity account values                                                  9,421         8,955
Other investment products account values                                                17,638        17,368
                                                                                      --------      --------
   TOTAL ACCOUNT VALUES                                                                 95,604       109,332
Mutual fund assets under management                                                     14,380         9,868
                                                                                      --------      --------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                  $109,984      $119,200
                                                                                      ========      ========

Revenues in the Investment Products segment increased $17, or 3%, and $92, or 5%, for the third quarter and nine months ended September 30, 2001, respectively, driven primarily by the other investment products operation. Fee income in other investment products increased $12, or 16%, and $46, or 22%, for the third quarter and nine months ended September 30, 2001, principally due to growth in the Company's mutual fund assets which increased $4.5 billion, or 46%, to $14.4 billion as of September 30, 2001 due to strong sales and the business acquired from Fortis, Inc. Net investment income in other investment products increased $27, or 19%, and $84, or 21%, due mostly to growth in the institutional business where related assets increased $1.2 billion, or 16%, from a year ago. The increases in other investment products were partially offset by individual annuity revenues, which decreased $22, or 6%, and $38, or 3% for the third quarter and nine months ended September 30, 2001. Fee income and net investment income from the business acquired from Fortis, Inc., helped partially offset lower revenues associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values decreased $14.0 billion, or 15%, from September 30, 2000.

Expenses increased $6, or 1%, and $65, or 4%, for the third quarter and nine months ended September 30, 2001, respectively, driven by higher interest credited and higher insurance expenses and other in other investment products associated with the revenue growth described above. For the respective third quarter and nine month periods, interest credited in other investment products operations increased $22, or 19%, and $63, or 19%, while insurance expenses and other increased $5, or 7%, and $34, or 18%. Also, individual annuity interest credited increased $13, or 23%, and $10, or 5%, principally due to the business acquired from Fortis. Partially offsetting these increases were decreases in individual annuity expenses, including amortization of deferred acquisition costs and present value of future profits, which decreased $29, or 23%, and $47, or 13%, for the respective periods. Additionally, individual annuity income tax expense decreased $19, or 46%, and $35, or 28%, for the respective periods, due to lower pre-tax operating income and the tax impact associated with separate account investment activity.

Net income increased $11, or 10%, and $27, or 9%, for the third quarter and nine months ended September 30, 2001, respectively, as compared to the equivalent periods in 2000. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of the Fortis Financial Group acquisition and the lower effective tax rate related to the individual annuity business.

INDIVIDUAL LIFE

                                         THIRD QUARTER ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------               -------------
                                         2001          2000         2001          2000
                                         ----          ----         ----          ----
Revenues                              $    236      $    164      $    639      $    475
Expenses                                   206           145           553           418
                                      --------      --------      --------      --------
   NET INCOME                         $     30      $     19      $     86      $     57
                                      ========      ========      ========      ========

Variable life account values                                      $  3,460      $  3,019
Total account values                                              $  7,322      $  5,879
                                                                  --------      --------
Variable life insurance in force                                  $ 59,466      $ 30,787
Total life insurance in force                                     $118,510      $ 72,651
                                                                  --------      --------

Revenues in the Individual Life segment increased $72, or 44%, and $164, or 35%, for the third quarter and nine months ended September 30, 2001, respectively, primarily due to the business acquired from Fortis, Inc. Fee income, including cost of insurance charges, increased $50, or 43%, and $115, or 34%, respectively, driven principally by growth in the variable life business. Variable life account values increased $441, or 15%, and life insurance in force increased $28.7 billion, or 93% from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $20, or 43%, and $43, or 32%, for the respective third quarter and nine months, consistent with the growth in related account values.

Expenses increased $61, or 42%, and $135, or 32%, for the respective third quarter and nine month periods, due principally to the growth in revenues described above. Year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was higher than the same period of the prior year, however, 2001 year-to-date mortality experience was within pricing assumptions and is favorable to full year 2000 levels.

Net income increased $11, or 58%, and $29, or 51%, for the third quarter and nine months ended September 30, 2001, respectively. Individual Life incurred an after-tax charge of $3 related to the September 11th terrorist attack. Excluding this charge, net income increased $14, or 74%, and $32, or 56%, for the third quarter and nine months ended September 30, 2001, respectively, primarily due to the growth factors described above.


GROUP BENEFITS

                   THIRD QUARTER ENDED      NINE MONTHS ENDED
                      SEPTEMBER 30,           SEPTEMBER 30,
                      -------------           -------------
                    2001        2000        2001        2000
                    ----        ----        ----        ----
Revenues           $  617      $  553      $1,871      $1,630
Expenses              591         530       1,795       1,567
                   ------      ------      ------      ------
   NET INCOME      $   26      $   23      $   76      $   63
                   ======      ======      ======      ======

Revenues in the Group Benefits segment increased $64, or 12%, and $241, or 15%, and excluding buyouts, increased $68, or 12%, and $203, or 13%, for the third quarter and nine months ended September 30, 2001, respectively. These increases were driven by growth in premiums which, excluding buyouts, increased $62, or 13%, and $183, or 13%, for the respective third quarter and nine month periods, due to solid persistency of the in force block of business and strong sales to new customers. Fully insured ongoing sales for the third quarter and nine months ended September 30, 2001 were $110 and $424, 4% and 16% higher, respectively, than the equivalent 2000 periods. Additionally, net investment income increased $6, or 11%, and $20, or 12%, for the third quarter and nine-month periods, respectively, due to the growth in the overall business described above.

Expenses, excluding buyouts, increased $65, or 12%, and $190, or 12%, for the third quarter and nine months ended September 30, 2001, respectively, driven primarily by higher benefits and claims which increased $48, or 12%, and $148, or 12%, respectively. These increases are consistent with the growth in the business described above as the loss ratios (defined as benefits and claims as a percentage of premiums and other considerations) have remained relatively flat with the comparable prior year periods. In addition, expenses other than benefits and claims increased $17, or 14%, and $42, or 12%, excluding buyouts, for the respective third quarter and nine month periods.

Net income increased $3, or 13%, and $13, or 21%, for the third quarter and nine months ended September 30, 2001, respectively. Group Benefits incurred an after-tax charge of $2 related to the September 11th terrorist attack. Excluding this charge, net income increased $5, or 22%, and $15, or 24%, for the third quarter and nine months ended September 30, 2001, respectively, principally due to the revenue growth described above as the segment's loss and expense ratios have remained relatively consistent with prior year.

The Group Benefits segment currently offers Medicare supplement insurance to members of The Retired Officers Association, an organization consisting of retired military officers. Congress recently passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation is expected to reduce Group Benefits annualized premium revenues by approximately $169.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                    THIRD QUARTER ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                       -------------             -------------
                                     2001         2000         2001         2000
                                     ----         ----         ----         ----
Revenues                           $   171      $   239      $   536      $   574
Expenses                               163          230          509          549
                                   -------      -------      -------      -------
   NET INCOME                      $     8      $     9      $    27      $    25
                                   -------      -------      -------      -------

Variable COLI account values                                 $16,915      $15,497
Leveraged COLI account values                                  4,835        4,998
                                                             -------      -------
    TOTAL ACCOUNT VALUES                                     $21,750      $20,495
                                                             =======      =======

COLI revenues decreased $68, or 28%, and $38, or 7%, for the third quarter and nine months ended September 30, 2001, respectively, mostly due to lower fee income and net investment income. Fee income decreased $59, or 42%, and $47, or 16%, for the third quarter and nine month periods, due to a decline in variable COLI sales from the respective prior year periods. In addition, net investment income decreased $12, or 12% for the third quarter due primarily to lower interest rates, as well as a slight decline in leveraged COLI account values. Year-to-date net investment income was consistent with 2000 levels.

Expenses decreased $67, or 29%, and $40, or 7%, associated with the decreased revenue discussed above. Net income decreased $1, or 11%, and increased $2, or 8%, for the third quarter and nine months ended September 30, 2001. COLI incurred an after-tax charge of $2 related to the September 11th terrorist attack. Excluding this charge, net income increased $1, or 11%, and $4, or 16%, for the third quarter and nine months ended September 30, 2001, respectively, due principally to a $1.4 billion, or 9%, increase in variable COLI account values.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $28.0 billion as of September 30, 2001 and were comprised of $22.5 billion of fixed maturities, $3.7 billion of policy loans, equity securities of $412 and other investments of $1.4 billion. As of December 31, 2000, general account invested assets totaled $22.9 billion and were comprised of $18.2 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $171 and other investments of $910. Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

General account invested assets increased $5.1 billion from year end, of which $4.3 billion was due to an increase in fixed maturities. This increase in fixed maturities was primarily due to the Fortis Financial Group acquisition, new cash flow from growth in general account business and an increase in fair value due to a lower interest rate environment. The securities acquired as part of the Fortis transaction were principally corporate and asset-backed securities.

                                              SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                              ------------------        -----------------
FIXED MATURITIES BY TYPE                     FAIR VALUE    PERCENT    FAIR VALUE    PERCENT
------------------------                     ----------    -------    ----------    -------
Corporate                                      $10,512       46.7%      $ 7,663       42.0%
Asset backed securities                          3,436       15.3%        3,070       16.8%
Commercial mortgage backed securities            2,919       13.0%        2,776       15.2%
Municipal - tax-exempt                           1,514        6.7%        1,390        7.6%
Short-term                                       1,394        6.2%          975        5.3%
Mortgage backed securities - agency                974        4.3%          602        3.3%
Collateralized mortgage obligations                782        3.5%          928        5.1%
Government/Government agencies -- U.S.             482        2.1%          244        1.3%
Government/Government agencies -- Foreign          386        1.7%          321        1.8%
Redeemable preferred stock                          59        0.3%          196        1.1%
Municipal - taxable                                 47        0.2%           83        0.5%
                                               -------       ----       -------       ----
     TOTAL FIXED MATURITIES                    $22,505      100.0%      $18,248      100.0%
                                               =======      =====       =======      =====

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                            THIRD QUARTER ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                               -------------               -------------
(Before-tax)                                                2001           2000          2001           2000
------------                                                ----           ----          ----           ----
Net investment income - excluding policy loan income      $   368          $ 324       $ 1,085        $   944
Policy loan income                                             79             84           235            230
                                                          -------          -----       -------        -------
Net investment income - total                             $   447          $ 408       $ 1,320        $ 1,174
                                                          -------          -----       -------        -------
Yield on average invested assets (1)                          6.7%           7.4%          7.0%           7.0%
                                                          -------          -----       -------        -------
Net realized capital losses                               $   (50)            --       $   (67)       $   (43)
                                                          -------          -----       -------        -------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

Net investment income, excluding policy loans, for the third quarter and nine months ended September 30, 2001 increased $44, or 14%, and $141, or 15%, respectively, compared to the equivalent 2000 periods. The increases were primarily due to income earned on the previously discussed increase in fixed maturity investments from the Fortis acquisition partially offset by lower yields in the third quarter ended September 30, 2001. Yields on average invested assets for the third quarter ended September 30, 2001 decreased to 6.7% compared to 7.4% in the prior year period. Yields on average invested assets for the nine months ended September 30, 2001 and September 30, 2000 were essentially consistent.

Net realized capital losses for the third quarter and nine months ended September 30, 2001 increased by $50 and $24 compared to the respective prior year periods. Included in net realized capital losses for the third quarter ended September 30, 2001 was a $35 loss recognized on the sale of the Company's interest in an Argentine insurance joint venture. Also, included in 2001 net realized capital losses were losses associated with the credit deterioration of certain investment in which the Company has an indirect economic interest.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.5 billion and $1.1 billion as of September 30, 2001 and December 31, 2000, respectively.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                 SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                                                 ------------------   -----------------
Long-term debt                                                                         $1,050                $  650
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                    450                   250
                                                                                       ------                ------
  TOTAL DEBT                                                                           $1,500                $  900
                                                                                       ------                ------
Equity excluding unrealized gain on securities and other, net of tax (1)               $4,272                $3,167
Unrealized gain on securities and other, net of tax (1)                                   417                    40
                                                                                       ------                ------
  TOTAL STOCKHOLDER'S EQUITY                                                           $4,689                $3,207
                                                                                       ------                ------
  TOTAL CAPITALIZATION (2)                                                             $5,772                $4,067
                                                                                       ------                ------
Debt to equity (2) (3)                                                                     35%                   28%
Debt to capitalization (2) (3)                                                             26%                   22%
                                                                                       ------                ------

(1) Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.

(2) Excludes unrealized gain on securities and other, net of tax.

(3) Excluding TruPS, the debt to equity ratios were 25% and 21% as of September 30, 2001 and December 31, 2000, respectively, and the debt to capitalization ratios were 18% and 16% as of September 30, 2001 and December 31, 2000, respectively.

FORTIS ACQUISITION

On April 2, 2001, Hartford Life acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc., and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction.

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

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $1.7 billion, or 42%, as of September 30, 2001, as compared to December 31, 2000. This increase was primarily the result of earnings along with financing activities related to the Fortis acquisition, partially offset by dividends declared.

DEBT

On March 1, 2001, Hartford Life issued and sold $400 of senior debt securities from its June 1998 shelf registration to partially fund the Fortis acquisition. (For a further discussion of the debt, see Note 6 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, Hartford Life issued and sold $200 of trust preferred securities from its June 1998 shelf registration to partially fund the Fortis acquisition. (For a further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 7 of Notes to Consolidated Financial Statements.)

DIVIDENDS

Hartford Life declared $50 in dividends to Hartford Fire Insurance Company for the nine months ended September 30, 2001. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions.

Hartford Life and Accident Insurance Company, the Company's direct regulated life insurance subsidiary, declared dividends of $89 to Hartford Life for the nine months ended September 30, 2001.

CASH FLOWS

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                        2001          2000
                                                        ----          ----
Cash provided by operating activities                 $   534       $ 1,253
Cash (used for) provided by investing activities       (3,695)           23
Cash provided by (used for) financing activities        3,195        (1,222)
Cash -- end of period                                     139           143
                                                      -------       -------

The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first nine months of 2001. The increase in cash provided by financing activities primarily relates to proceeds received by the Company to finance the Fortis Financial Group acquisition, and the increase in cash used for investing activities reflects the related purchase of Fortis Financial Group. In addition, the increased cash provided by financing activities and higher cash used for investing activities reflect increased deposits from general account business and the subsequent investment of these deposits. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

(a) Exhibits -- None

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





NOVEMBER 14, 2001