Form 10-K
period 2001-12-31
HARTFORD LIFE INC
filed 2002-03-28
CIK 1032204

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12749

HARTFORD LIFE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1470915 (I.R.S. Employer Identification Number)

200 Hopmeadow Street, Simsbury, Connecticut 06089

(Address of principal executive offices)

(860) 547-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: the following, which are registered on the New York Stock Exchange, Inc.:

7.2% Trust Preferred Securities, Series A, issued by Hartford Life Capital I

7.625% Trust Preferred Securities, Series B, issued by Hartford Life Capital II

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes        No

As of February 28, 2002 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Hartford Life, Inc. and its subsidiaries (Hartford Life) is a leading financial services and insurance organization providing investment products such as variable annuities and mutual funds, individual and corporate owned life insurance and group benefits products.

A subsidiary of The Hartford Financial Services Group, Inc., Hartford Life is the nation’s largest writer of individual variable annuities, the number three writer of group disability insurance, a top provider of individual variable life insurance and offers the fastest growing non-proprietary family of mutual funds.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business of Hartford Life*	3

	2	Properties*	9

	3	Legal Proceedings	10

	4	**

PART II	5	Market for Hartford Life’s Common Stock and Related Stockholder Matters	10

	6	**

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	11

	7A	Quantitative and Qualitative Disclosures About Market Risk	33

	8	Financial Statements and Supplementary Data	33

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

PART III	10	**

	11	**

	12	**

	13	**

PART IV	14	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	33

		Signatures	II-1

		Exhibits Index	II-2

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

Item 1. BUSINESS OF HARTFORD LIFE

(Dollar amounts in millions, except for share data, unless otherwise stated)

General

Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”), an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for income protection and estate planning to approximately 750,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable life insurance and group disability insurance in the United States. In addition, in 2001, The Hartford Mutual Fund Family, Inc. reached $12 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of The Hartford’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. In an effort to advance the Company’s strategy of growing its life and asset accumulation businesses, The Hartford acquired the individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (“Fortis Financial Group” or “Fortis”) on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 5 of Notes to Consolidated Financial Statements).

Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2000. In the past year, the Company’s total assets under management, which include $16.8 billion of third-party assets invested in the Company’s mutual funds, increased 9% to $168.4 billion at December 31, 2001 from $155.1 billion at December 31, 2000. The Company generated revenues of $6.5 billion, $6.0 billion and $5.5 billion in 2001, 2000 and 1999, respectively. Additionally, Hartford Life generated net income of $685, $575 and $467 in 2001, 2000, and 1999, respectively.

Customer Service, Technology and Economies of Scale

The Company maintains advantageous economies of scale and operating efficiencies due to its continued growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company’s individual annuity products as a percentage of total individual annuity account values reduced by nearly half since 1992, declining from 43 basis points to 22 basis points in 2001. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life was awarded the 2001 Annuity Service Award by DALBAR, Inc., a recognized independent financial services research organization, for the sixth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in both 2001 and 2000, The Hartford Mutual Funds, Inc. were named the leading mid-sized fund complex in the industry for top service providers, according to a survey of broker-dealers conducted by DALBAR, Inc. Additionally, the Company’s Individual Life division won the DALBAR award for service of life insurance customers in 2001 and was the only life insurance operation to be recognized with this prestigious award.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2001, the Company had limited exposure to disintermediation risk on approximately 97% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting standards to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

Reporting Segments

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). The Company includes in “Other” corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Latin America and Japan. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life’s segments may be found in the MD&A and Note 19 of Notes to Consolidated Financial Statements.

Investment Products

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. From December 31, 1996 to December 31, 2001, this segment’s assets under management grew to $120.3 billion from $55.3 billion, a five year compounded annual growth rate of 17%. Investment Products generated revenues of $2.5 billion, $2.4 billion and $2.0 billion in 2001, 2000 and 1999, respectively, of which, individual annuities accounted for $1.5 billion in 2001 and 2000, and $1.4 billion in 1999. Net income in the Investment Products segment was $463, $424 and $330 in 2001, 2000 and 1999, respectively.

Hartford Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $10.0 billion, $10.7 billion and $10.9 billion in 2001, 2000 and 1999, respectively. Hartford Life was among the largest sellers of individual variable annuities in the United States for 2001, 2000 and 1999 with sales of $9.0 billion, $9.0 billion and $10.3 billion, respectively. In addition, the Company continues to be among the largest sellers of individual variable annuities through banks in the United States.

The Company’s total account value related to individual annuity products was $84.2 billion as of December 31, 2001. Of this total account value, $74.6 billion, or 89%, related to individual variable annuity products and $9.6 billion, or 11%, related primarily to fixed MVA annuity products. In 2000, the Company’s total account values related to individual annuity products was $87.2 billion. Of the total account value $78.2 billion, or 90% related to individual variable annuity products and $9.0 billion, or 10% related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, the Company continues to emerge as a significant participant in the mutual fund business and is among the top providers of retirement products and services, including asset management and plan administration sold to corporations pursuant to Section 401 of the Internal Revenue Code (the “Code”), as amended (referred to as “401(k)”) and to municipalities pursuant to Section 457 of the Code, (referred to as “Section 457”). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (“GICs”).

As previously mentioned, The Hartford acquired the individual annuity and mutual fund businesses of Fortis, Inc. in 2001. This acquisition increased assets under management in the Company’s fast growing mutual fund business by 20%, and helped solidify the Company’s strong position in variable annuities.

Principal Products

Individual Variable Annuities — Hartford Life earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range initially from 5% to 8% of the contract’s initial deposit less withdrawals and reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets over the past few years did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $74.6 billion as of December 31, 2001, have grown significantly from $13.1 billion as of December 31, 1994, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 94% and 96% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2001 and 2000, respectively.

The assets underlying the Company’s variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”), Putnam Financial Services, Inc. (“Putnam”), American Funds, MFS Investment Management (“MFS”), Franklin Templeton Group, AIM Investments (“AIM”) and Morgan Stanley Investment Advisors, Inc. All

have an interest in the continued growth in sales of the Company’s products and greatly enhance the marketability of the Company’s annuities and the strength of its product offerings. The Director variable annuity, which is managed in part by Wellington, continues to be an industry leader in terms of sales. In addition, The Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Hartford Life with the investment management expertise of four of the nations most successful investment management organizations, American Funds, Franklin Templeton Group, AIM and MFS, has quickly emerged as a strong selling product for the Company.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately eight years. Account values of fixed MVA annuities were $9.6 billion and $9.0 billion as of December 31, 2001 and 2000, respectively.

Mutual Funds — In September 1996, Hartford Life launched a family of retail mutual funds in which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 21 funds. These funds are managed by Wellington and Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford. The Company has entered into agreements with over 750 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company’s consolidated financial statements. Total retail mutual fund sales were $5.7 billion, $5.2 billion and $3.3 billion in 2001, 2000 and 1999, respectively.

Governmental — The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including fixed and variable annuities, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2001, the Company administered over 3,000 Section 457 plans.

Corporate — The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets since the Company believes these markets are underpenetrated in comparison to the large case market. As of December 31, 2001, the Company administered over 2,400 Section 401(k) plans.

Institutional Liabilities — The Company sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company’s structured settlements are sold through The Hartford’s Property & Casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements.

Section 529 Plans — The Company is introducing a tax advantaged college savings product (529 Plan) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia, which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. In 1996, Congress created a tax-advantaged college savings program as part of Section 529 of the Code. The 529 Plan is an investment plan operated by a state designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax exempt for qualified withdrawals.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolio’s to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements Hartford Life’s existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages the Company’s capabilities in distribution, service and fund performance. The Company believes this is a significant market opportunity and the benefits of investing in 529 plans will be well received by many Americans saving for college.

Marketing and Distribution

The Investment Products distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s individual annuities to customers is consummated).

Hartford Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2001, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 10 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of it’s individual annuities and mutual funds is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes the Company’s fixed and variable annuities, mutual funds, 401(k) and single premium variable life insurance by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. The 1999 Gramm-Leach-Bliley Act (“the Financial Services Modernization Act”), which allows affiliations among banks, insurance companies and securities firms, has not precipitated any significant changes in bank ownership of insurance companies. (For additional information, see the Regulatory Matters and Contingencies section of the MD&A.) Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Individual Life

The Individual Life segment sells a variety of products including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. The individual life business acquired from Fortis added significant scale to the Company’s Individual Life segment, contributing to the significant increase in life insurance in force. As of December 31, 2001, life insurance in force increased 60% to $120.3 billion, from $75.1 billion as of December 31, 2000 and account values grew 35% to $7.9 billion as of December 31, 2001 from $5.8 billion as of December 31, 2000. Revenues were $890, $640 and $584 in 2001, 2000 and 1999, respectively. Net income in the Individual Life segment was $121, $79 and $71 in 2001, 2000 and 1999, respectively.

Principal Products

The trend in the individual life insurance industry has been a shift away from traditional products towards variable life (including variable universal life) insurance products, in which the Company has been on the leading edge. In 2001, of the Company’s new sales of individual life insurance, 82% was variable life and 15% was either universal life or interest sensitive whole life. The Company also sold a small amount of term life insurance.

Variable Life — Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, as the case may be, the death benefit or surrender value of the variable life policy may increase or decrease. The Company’s single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning, often to fund estate taxes for a married couple. Variable life account values were $4.0 billion and $2.9 billion as of December 31, 2001 and 2000, respectively.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $3.1 billion and $2.1 billion as of December 31, 2001 and 2000, respectively.

Marketing and Distribution

Consistent with the Company’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life’s products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales, particularly as it pertains to estate and business planning. These individuals are generally employees of The Hartford who are managed through a regional sales office system. The Company has grown this organization rapidly the past few years to over 225 individuals and expects to continue to increase the number of wholesalers in the future. The acquisition of the United States individual life insurance business of Fortis has broadened the Company’s reach in the emerging affluent market with the addition of a retail broker-dealer consisting of approximately 2,300 registered representatives.

Competition

The Individual Life segment competes with approximately 1,800 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors and the quality of underwriting and customer service.

Group Benefits

The Group Benefits segment sells group life and group disability insurance, as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverage to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance, typically with one or two year rate guarantees. This allows the Company to make adjustments to rates or terms of its policies in order to minimize the adverse effect of various market trends. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. As of December 31, 2001 and 2000, the Company had group disability reserves of $2.4 billion and $2.0 billion and group life reserves of $706 and $684, respectively. The Group Benefits segment generated revenues of $2.5 billion, $2.2 billion and $2.0 billion in 2001, 2000 and 1999, respectively, of which, group disability insurance accounted for $1.1 billion, $939 and $860 and group life insurance accounted for $763, $687 and $654, respectively. Net income in the Group Benefits segment was $106, $90 and $79 in 2001, 2000 and 1999, respectively.

Principal Products

Group Disability — Hartford Life is one of the largest participants in the “large case” market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the “small case” and “medium case” group markets, emphasizing name recognition and reputation as well as the Company’s managed disability approach to claims and administration. The Company’s efforts in the group disability market focus on early intervention, return-to-work programs, reduction of long-term disability claims and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

The Company has concentrated on a managed disability approach, which emphasizes early claimant intervention in an effort to facilitate a disabled claimant’s return to work and, thereby, contain costs. This approach, coupled with an individualized approach to claim servicing, and an incentive to contain costs, leads to an overall reduction in the cost of disability coverage for employers. The Company’s short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee’s earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90 or 180 day waiting period and generally continue providing benefits until the employee reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee’s earned income up to a specified maximum benefit.

Group Life — Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their deaths. In addition, the Company offers premium waivers and accidental death and dismemberment coverage to employee groups.

Other — The Company provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company also provides Medicare supplement insurance, travel accident, hospital indemnity and other coverage (including group life and disability) primarily to individual members of various associations, as well as employee groups. A significant Medicare supplement customer of the Company has been the members of the Retired Officers Association, an organization consisting of retired military officers. Congress recently passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation will reduce the Company’s premium revenue by approximately $131 in 2002.

Marketing and Distribution

Hartford Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets. The Company intends to continue to expand the system over the coming years in areas that have the highest growth potential and will also continue to develop alternative distribution channels to sell its products, such as sales to employers through brokers, consultants and third-party administrators as well as to multiple employer groups through its relationships with trade associations. In keeping with its strategy of developing multiple distribution channels, the Company signed an agreement in January 2001 with Wausau Benefits, Inc., to sell its group life and group disability products.

Competition

Competitive factors primarily affecting Group Benefits are the variety and quality of products offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years, while other major carriers have exited the market.

Corporate Owned Life Insurance (“COLI”)

The Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (“HIPA Act of 1996”), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Variable COLI account values were $18.0 billion and $15.9 billion as of December 31, 2001 and 2000, respectively. Leveraged COLI account values decreased to $4.3 billion as of December 31, 2001 from $5.0 billion as of December 31, 2000, primarily due to the continuing effects of the HIPA Act of 1996. COLI generated revenues of $719, $767 and $831 in 2001, 2000 and 1999, respectively. COLI generated net income of $37, $34 and $30 in 2001, 2000 and 1999 respectively.

Reserves

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of Hartford Life establish and carry as liabilities, actuarially determined reserves which are calculated to meet The Hartford’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on reserves may be found in the Deferred Acquisition Costs (DAC) and Reserves section of the MD&A.

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

Most states have enacted legislation that regulates insurance holding company systems such as Hartford Life. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval.

Reinsurance

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2001, the maximum amount of life insurance retained on any one life by any one of the life operations was approximately $2.5.

Investment Operations

The Company’s investment operations are managed by its investment strategy group which reports directly to senior management of the Company. Hartford Life’s investments have been separated into specific portfolios which support specific classes of product liabilities. The investment strategy group works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line’s individual risk and return objectives are met. The Company’s primary investment objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets to that of policyholder obligations.

For further discussion of Hartford Life’s approach to managing risks, see the Investments and Capital Markets Risk Management sections of the MD&A, as well as Notes 2(d), 2(e) and 7 of Notes to Consolidated Financial Statements.

Ratings

Reference is made to the Capital Resources and Liquidity section of the MD&A under “Ratings”.

Risk-Based Capital

Reference is made to the Capital Resources and Liquidity section of the MD&A under “Risk-Based Capital”.

Legislative and Regulatory Initiatives

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Legislative and Regulatory Initiatives”.

Guaranty Fund

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Guaranty Fund”.

NAIC Codification

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “NAIC Codification”.

Dependence on Certain Third Party Relationships

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under “Dependence on Certain Third Party Relationships”.

Employees

Hartford Life had approximately 6,700 employees at February 28, 2002.

Item 2. PROPERTIES

Hartford Life’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), a direct subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to Hartford Life by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

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

PART II

Item 5. MARKET FOR HARTFORD LIFE’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company’s outstanding shares are ultimately owned by The Hartford. As of February 28, 2002 the Company had issued and outstanding 1,000 shares of Common Stock at $0.01 par value per share.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for share data, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”) as of December 31, 2001, compared with December 31, 2000, and its results of operations for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein or in Part I of the Company’s Form 10-K, other than statements of historical fact, are forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty, which are, in many instances, beyond Hartford Life’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect on the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of certain factors, including the possibility of general economic and business conditions that are less favorable than anticipated, legislative developments, changes in interest rates or the stock markets, stronger than anticipated competitive activity and those factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Consolidated Results of Operations	11

Investment Products	13

Individual Life	15

Group Benefits	16

Corporate Owned Life Insurance (COLI)	17

Deferred Acquisition Costs (DAC) and Reserves	17

Investments	18

Capital Markets Risk Management	20

Capital Resources and Liquidity	28

Regulatory Matters and Contingencies	31

Effect of Inflation	32

Accounting Standards	32

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; individual and corporate owned life insurance; and, group benefit products such as group life and group disability insurance.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets, mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable life products and mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

The Company’s profitability depends largely on the amount of assets under management, the level of fully insured premiums, the adequacy of product pricing and underwriting discipline, claims management and operating efficiencies, and its ability to earn target spreads between earned investment rates on general account assets and credited rates to customers. The level of assets under management is generally impacted by equity market performance, persistency of the in-force block of business, sales and other deposits, as well as any acquired blocks of business.

Operating Summary

	2001	2000	1999

Fee income	$2,633	$2,484	$2,105

Earned premiums	2,142	1,886	1,764

Net investment income	1,779	1,592	1,562

Other revenue	128	116	110

Net realized capital losses	(133)	(88)	(5)

Total revenues	6,549	5,990	5,536

Benefits, claims and claim adjustment expenses	3,611	3,162	3,054

Insurance operating costs and expenses	1,390	1,281	1,132

Amortization of deferred policy acquisition costs and present value of future profits	642	671	568

Other expenses	141	88	96

Total benefits, claims and expenses	5,784	5,202	4,850

Income before income tax expense and cumulative effect of accounting changes	765	788	686

Income tax expense	54	213	219

Cumulative effect of accounting changes, net of tax[1]	(26)	—	—

Net income	685	575	467

Less: Cumulative effect of accounting changes, net of tax [1]	(26)	—	—

Net realized capital losses, after-tax	(89)	(57)	—

Operating income [2]	$800	$632	$467

[1] For the year ended December 31, 2001, represents the cumulative impact of the Company’s adoption of EITF Issue 99-20 and SFAS No. 133.

[2] For the year ended December 31, 2001, includes $130 tax benefit primarily related to separate account investment activity and $20 of after-tax losses related to the September 11 terrorist attack. For the year ended December 31, 2000, includes $32 tax benefit related to favorable tax items.

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company’s consolidated results of operations. (For further disclosure, see Note 5).

On June 27, 2000, The Hartford acquired all of the outstanding shares of Class A common stock of Hartford Life which The Hartford did not already own (The Hartford Acquisition). The Hartford Acquisition was accomplished through an offer to all Hartford Life shareholders to tender their shares to The Hartford for cash consideration of $50.50 per share. Subsequent to the tender offer, a newly formed wholly-owned subsidiary of The Hartford was merged into Hartford Life, as a result of which, Hartford Life became an indirect wholly-owned subsidiary of The Hartford. Those shareholders who had not tendered their shares in the tender offer also received $50.50 in cash in exchange for their shares in the subsequent merger.

2001 Compared to 2000 — Revenues increased $559, or 9%, primarily related to the growth across each of the Company’s primary operating segments, particularly the Individual Life and Group Benefits segments, where revenues increased $250, or 39%, and $300, or 14%, respectively. The revenue growth in the Individual Life segment was primarily due to higher earned fee income and net investment income resulting from the business acquired from Fortis. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Investment Products segment also contributed to the revenue increase as a result of higher fee income in the retail mutual fund business and higher net investment income in the institutional business. Revenues related to the Company’s Individual Annuity business were down $46 or 3%, primarily due to lower fee income as a result of the lower equity markets in 2001. Additionally, COLI revenues were lower than the prior year due to a decrease in variable COLI sales and the declining block of leveraged COLI business.

Benefits, claims and expenses increased $582, or 11%, primarily associated with the growth in revenues discussed above.

Operating income increased $168, or 27%, led by the Individual Life and Group Benefits segments where net income increased $42, or 53% and $16, or 18%, respectively. In addition, the 2001 results include a $130 federal income tax benefit primarily related to separate account investment activity and a $20 charge associated with the impact of the September 11 terrorist attack. Additionally, 2000 results include a benefit of $32 also related to favorable tax items. Excluding these tax items and the impact of the September 11 terrorist attack, operating income increased $90, or 15%, for the year ended December 31, 2001, as each of the Company’s operating segments experienced growth from a year ago.

2000 Compared to 1999 — Revenues increased $454, or 8%, primarily related to the growth across each of the Company’s primary operating segments, particularly the Investment Products and Group Benefits segments, where revenues increased $339, or 17%, and $183, or 9%, respectively. The revenue growth in the Investment Products segment was primarily due to higher fee income in the individual annuity and retail mutual fund operations as related average assets under management in 2000 were higher than 1999. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Individual Life segment also contributed to the revenue increase as a result of strong sales and favorable persistency. Partially offsetting the growth in revenues was the decrease in COLI revenues primarily related to the declining block of leveraged COLI business.

Benefits, claims and expenses increased $352, or 7%, primarily related to the growth in the Company’s principal operating segments described above.

Operating income increased $165, or 35%, led by the Investment Products segment, where net income increased $94, or 28%. Additionally, net income related to each of the remaining three operating segments increased 10% or more. As discussed above, Hartford Life also recorded benefits of $32 in 2000 related to favorable tax items. Excluding these tax items, operating income increased $133, or 28%.

Segment Results

Below is a summary of net income (loss) by segment.

	2001	2000	1999

Investment Products	$463	$424	$330

Individual Life	121	79	71

Group Benefits	106	90	79

Corporate Owned Life Insurance	37	34	30

Other	(42)	(52)	(43)

Net income	$685	$575	$467

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages. Deferred Acquisition Costs (DAC), Reserves and Investments are discussed in separate sections.

INVESTMENT PRODUCTS

Operating Summary

	2001	2000	1999

Fee income and other	$1,620	$1,639	$1,333

Net investment income	886	741	708

Total revenues	2,506	2,380	2,041

Benefits, claims and claim adjustment expenses	819	700	668

Insurance operating costs and other expenses	608	551	440

Amortization of deferred policy acquisition costs and present value of future profits	461	516	430

Total benefits, claims and expenses	1,888	1,767	1,538

Income before income tax expense	618	613	503

Income tax expense	155	189	173

Net income	$463	$424	$330

Individual variable annuity account values	$74,581	$78,174	$80,588

Other individual annuity account values	9,572	9,059	8,383

Other investment products account values	19,322	17,376	16,352

Total account values	103,475	104,609	105,323

Mutual fund assets under management	16,809	11,432	6,374

Total Investment Products assets under management	$120,284	$116,041	$111,697

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement or have already retired through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States. In addition, in 2001 The Hartford Mutual Funds, Inc. reached $12 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight.

2001 Compared to 2000 — Revenues in the Investment Products segment increased $126, or 5%, driven primarily by other investment products. Fee income from other investment products increased $59, or 21%, principally due to growth in the Company’s mutual fund assets under management. Mutual fund assets increased $5.4 billion, or 47%, to $16.8 billion as of December 31, 2001, due to strong sales and the inclusion of the mutual fund assets acquired from Fortis. Net investment income from other investment products increased $113, or 20%, due mostly to growth in the institutional business, where account values were $9.1 billion at December 31, 2001, an increase of $1.4 billion, or 18%, from a year ago. The increase in revenues from other investment products was partially offset by individual annuity revenues, which decreased $46, or 3%. Fee income and net investment income from the individual annuity business acquired from Fortis helped to partially offset lower revenues in the individual annuity operation. The lower revenues were primarily associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values at December 31, 2001 were $84.2 billion, a decrease of $3.1 billion, or 4%, from December 31, 2000.

Benefits, claims and expenses increased $121, or 7%, driven by higher interest credited and insurance operating expenses related to other investment products consistent with the revenue growth described above. Interest credited related to other investment products increased $83, or 18%, while insurance operating expenses increased $44, or 17%. Also, individual annuity benefits and claims expenses increased $35, or 14%, principally due to the business acquired from Fortis and higher death benefits resulting from the lower equity markets in 2001. Individual annuity’s insurance operating costs increased $13, or 4% due to the business acquired from Fortis. Excluding Fortis, individual annuity’s operating expenses decreased $39, or 4% from prior year, driven by management’s continued focus on maintaining operating expense levels. Partially offsetting the increase in benefits, claims, and insurance operating costs was a decrease in the amortization of deferred policy acquisition costs resulting from the lower gross profits associated with the individual annuity business. In addition, individual annuity income tax expense for the twelve months ended December 31, 2001 was $118, a $45 or 28% decrease due to lower pre-tax operating income and the ongoing tax impact related to separate account investment activity.

Net income increased $39, or 9%. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of Fortis and the lower effective tax rate related to the individual annuity business.

2000 Compared to 1999 — Revenues increased $339, or 17%, primarily due to higher fee income in the individual annuity and retail mutual fund operations. Fee income generated by individual annuities increased $227, or 20%, while related average account values grew $8.2 billion, or 10%, to $88.1 billion. The growth in average account values was due, in part, to strong sales of $10.7 billion in 2000, and the significant equity market performance in 1999, partially offset by surrenders. Although average individual annuity account values in 2000 were higher than 1999, account values at December 31, 2000 declined $1.7 billion, or 2%, as compared to December 31, 1999, as strong sales were not sufficient to offset surrenders and the impact of the retreating equity markets. In addition, fee income from other investment products increased $99, or 54%, primarily driven by the Company’s retail mutual fund operation, where related assets under management increased $4.0 billion, or 63%. This substantial increase in the retail mutual fund operation was due to sales of $5.2 billion in 2000, which was partially offset by redemptions.

Due to the continued growth in this segment, particularly the individual annuity and retail mutual fund operations, total benefits, claims and expenses increased $229, or 15%. This increase was driven by the amortization of deferred policy acquisition costs and operating expenses, which grew $86, or 20%, and $43, or 15%, respectively, primarily related to growth in the individual annuity operation. Additionally, non-deferred commissions increased $83, or 59%, principally related to growth in the retail mutual fund operation.

Net income increased $94, or 28%, primarily due to the growth in revenues discussed above. Additionally, the Investment Products segment continued to maintain its profit margins related to its primary businesses, thus contributing to the segment’s earnings growth. In particular, its individual annuity operation’s operating expenses as a percentage of average individual annuity account values remained consistent with the prior year at 21 basis points.

Outlook

The market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable income to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. This trend is not expected to subside, particularly in light of the Gramm-Leach-Bliley Act of 1999 (“the Financial Services Modernization Act”), which permits affiliations among banks, insurance companies and securities firms.

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. For example, Hartford Life is introducing a tax advantaged college savings product (529 Plan) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both the residents of West Virginia, and out-of-state participants to invest for a college education. SMART 529 will allow investors to choose from a wide variety of investment portfolios to match their risk preference to help accumulate savings for college. The SMART 529 product complements Hartford Life’s existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages the Company’s capabilities in distribution, service and fund performance. The Hartford believes this is a significant market opportunity and the benefits of investing in 529 plans will be well received by many Americans saving for college.

INDIVIDUAL LIFE

Operating Summary

	2001	2000	1999

Fee income and other	$647	$459	$412

Net investment income	243	181	172

Total revenues	890	640	584

Benefits, claims and claim adjustment expenses	385	274	258

Amortization of deferred policy acquisition costs	168	145	129

Insurance operating costs and other expenses	159	103	88

Total benefits, claims and expenses	712	522	475

Income before income tax expense	178	118	109

Income tax expense	57	39	38

Net income	$121	$79	$71

Variable life account values	$3,993	$2,947	2,595

Total account values	$7,868	$5,849	5,419

Variable life insurance in force	$61,617	$33,460	23,854

Total life insurance in force	$120,269	$75,113	66,690

The Individual Life segment sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance primarily to the high end estate and business planning markets. Additionally, the Fortis transaction, through the addition of a retail broker dealer, which has been renamed Woodbury Financial Services, Inc., has allowed the Individual Life segment to increase its reach in the emerging affluent market.

2001 Compared to 2000 — Revenues in the Individual Life segment increased $250, or 39%, primarily due to the business acquired from Fortis. Fee income, including cost of insurance charges, increased $180, or 40%, driven principally by growth in the variable life business where account values increased $1.0 billion, or 35%, and life insurance in force increased $28.2 billion, or 84% from a year ago. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $66, or 34%, consistent with the growth in related account values.

Benefits, claims and expenses increased $190, or 36%, due principally to the growth in revenues described above. Although death benefits were higher in 2001 than the prior year as a result of the increase in life insurance in force, year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was within pricing assumptions.

Net income increased $42, or 53% primarily due to the revenue growth described above. Individual Life incurred an after-tax loss of $3 related to the September 11 terrorist attack. Excluding this loss, operating income increased $45, or 57%, primarily due to the growth factors described above.

2000 Compared to 1999 — Revenues increased $56, or 10%, resulting primarily from fee income associated with the growing block of variable life insurance. Fee income increased $59, or 15%, as variable life account values increased $352, or 14%, and variable life insurance in force increased $9.6 billion, or 40%.

Benefits, claims and expenses increased $47, or 10%, primarily due to a $16, or 6%, increase in benefits, claims and claim adjustment expenses and a $16, or 12%, increase in amortization of deferred policy acquisition costs mostly associated with the growth in this segment’s variable business. Additionally, insurance operating costs and other expenses increased $15, or 17%, directly associated with the growth in this segment as previously described.

Net income increased $8, or 11%, primarily due to higher fee income as mortality experience (death claims as a percentage of net amount at risk) was consistent with prior year.

Outlook

Management believes that the Company’s strong market position will provide opportunities for growth in this segment as individuals increasingly focus on estate planning. The Hartford’s acquisition of the United States individual life insurance business of Fortis has increased its scale while broadening its distribution capabilities as described above.

GROUP BENEFITS

Operating Summary

	2001	2000	1999

Earned premiums and other	$2,259	$1,981	$1,829

Net investment income	248	226	195

Total revenues	2,507	2,207	2,024

Benefits, claims and claim adjustment expenses	1,874	1,643	1,507

Insurance operating costs and other expenses	498	450	415

Total benefits, claims and expenses	2,372	2,093	1,922

Income before income tax expense	135	114	102

Income tax expense	29	24	23

Net income	$106	$90	$79

Hartford Life is a leading provider of group benefits, and through this segment sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2001 Compared to 2000 — Revenues in the Group Benefits segment increased $300, or 14%, driven primarily by growth in earned premiums, which increased $278, or 14%, due to solid persistency and increased premium rates related to the in force block of business, and strong sales to new customers. Fully insured ongoing sales for the year ended December 31, 2001 were $531, $85 or 19% higher than the prior year. Additionally, net investment income increased $22, or 10% due to the overall growth in the in-force business.

Total benefits, claims and expenses increased $279, or 13%, driven primarily by higher benefits, claims and claims adjustment expenses which increased $231, or 14%. These increases are consistent with the growth in the business described above as the loss ratios (defined as benefits and claims and claim adjustment expenses as a percentage of premiums and other considerations) have remained relatively consistent with the comparable prior year periods. In addition, expenses other than benefits and claims increased $48, or 11%, for the year ended December 31, 2001, also consistent with the overall growth in the segment.

Net income increased $16, or 18% driven by overall revenue growth and consistent loss and expense ratios as compared to the prior year. Group Benefits incurred an after-tax loss of $2 related to the September 11 terrorist attack; excluding this loss, net income increased $18, or 20%.

2000 Compared to 1999 — Revenues increased $183, or 9%, driven primarily by growth in fully insured premiums, excluding buyouts, which increased $182, or 10%, principally due to favorable persistency of the in force block of business, as well as new sales. Also contributing to the revenue growth was an increase in net investment income of $31, or 16%.

Total benefits, claims and expenses increased $171, or 9%, primarily due to higher benefits, claims and claim adjustment expenses which, excluding buyouts, increased $168, or 12%, directly related to revenue growth in this segment. The segment’s combined ratio (ratio of total benefits, claims and expenses as a percentage of earned premiums and other) was consistent with the prior year.

Net income increased $11, or 14%, primarily driven by the increased revenues described above.

Outlook

As employers continue to offer benefit plans in order to attract and retain valued employees, management expects that the need for group life and group disability insurance will continue to expand and believes that the Company is well positioned to take advantage of this growth potential.

The Group Benefits segment offered Medicare supplement insurance to members of several retired military officer associations. Federal legislation effective in the fourth quarter of 2001, now provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. This legislation will reduce Group Benefits premium revenues by approximately $131 in 2002.

CORPORATE OWNED LIFE INSURANCE (COLI)

Operating Summary

	2001	2000	1999

Fee income and other	$367	$401	$400

Net investment income	352	366	431

Total revenues	719	767	831

Benefits, claims and claim adjustment expenses	514	545	621

Insurance operating costs and expenses	84	102	59

Dividends to policyholders	66	67	104

Total benefits, claims and expenses	664	714	784

Income before income tax expense	55	53	47

Income tax expense	18	19	17

Net income	$37	$34	$30

Variable COLI account values	$18,019	$15,937	$12,386

Leveraged COLI account values	4,315	4,978	5,729

Total account values	$22,334	$20,915	$18,115

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (“HIPA Act of 1996”), the Company sold two principal types of COLI business, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. The HIPA Act of 1996 phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2001 Compared to 2000 — COLI revenues decreased $48, or 6%, mostly due to lower fee income and net investment income. Fee income and other decreased $34, or 8%, due to a decline in variable COLI sales and deposits which were approximately $1.5 billion in 2001 as compared to $2.9 billion in 2000. In addition, net investment income decreased $14, or 4% due primarily to lower interest rates, and the decline in leveraged COLI account values.

Benefits, claims and expenses decreased $50, or 7%, directly related to the decrease in revenue discussed above.

Net income increased $3 or 9% primarily due to the overall growth in variable COLI business and earnings associated with the leveraged COLI business recaptured in 1998. COLI incurred an after-tax charge of $2 related to the September 11 terrorist attack; excluding this charge, operating income increased $5, or 15%.

2000 Compared to 1999 — Revenues in the COLI segment decreased $64, or 8%, primarily due to a decline in net investment income of $65, or 15%. This decline was principally due to the leveraged COLI block of business, as related account values decreased $751, or 13%, as a result of the continued downsizing caused by the HIPA Act of 1996.

Total benefits, claims and expenses decreased $70, or 9%, consistent with the decline in revenues described above.

Net income increased $4, or 13%, principally due to the variable COLI business where related account values increased $3.6 billion, or 29%, as well as earnings associated with a block of leveraged COLI business recaptured in 1998.

Outlook

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to the Company profitability in recent years and will continue to contribute to the profitability of the Company in the future, although the level of profit is expected to decline over the long run. COLI is subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

DEFERRED ACQUISITION COSTS (DAC) AND RESERVES

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs and the liability for future policyholder benefits and other policyholder funds. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Deferred Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with, and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs related to investment contracts and universal life type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average rate of assumed future investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9.0% at December 31, 2001 and for all other products including fixed annuities and other universal life type contracts, the average assumed investment yield ranged from 5.0-8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

To date, the Company’s experience has generally been consistent or favorable to the assumptions used in determining DAC amortization. However, if the Company were to experience a material adverse deviation in certain critical assumptions, including surrender rates, mortality experience, or investment performance, there could be a negative affect to the Company’s reported earnings and shareholder’s equity.

Reserves

In accordance with applicable insurance regulations under which Hartford Life operates, life insurance subsidiaries of the Company establish and carry as liabilities actuarially determined reserves which are calculated to meet their future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect Hartford Life’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Hartford Life’s policy obligations at their maturities or in the event of an insured’s death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The liability for policy benefits for universal life-type contracts and interest-sensitive whole life policies is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. For the Company’s group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

The persistency of Hartford Life’s annuity and other interest-sensitive life insurance reserves is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period, which is usually at least seven years. Such surrender charge is initially a percentage of either the accumulation value or considerations received, which varies by product, and generally decreases gradually during the penalty period. Surrender charges are set at levels to protect Hartford Life from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and improving the Company’s ability to maintain profitability on such policies.

INVESTMENTS

Hartford Life’s investments are managed by Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford. Hartford Investment Management Company is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring functions are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of the Company’s general account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under “Market Risk - Interest Rate Risk”. An additional objective is to generate sufficient liquidity to meet corporate and policyholder obligations.

The Company’s general account consists of a diversified portfolio of investments. Although all the assets of the general account support the Company’s general account liabilities, the Hartford Investment Management Company has developed separate investment portfolios for specific classes of product liabilities within the general account. The Hartford Investment Management Company works closely with the business lines to develop specific investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives for each product line in order to achieve each product line’s individual risk and return objectives.

Invested assets in the Company’s general account totaled $28.4 billion as of December 31, 2001 and were comprised of $23.3 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $428 and other investments of $1.3 billion. As of December 31, 2000, general account invested assets totaled $22.9 billion and were comprised of $18.2 billion of fixed maturities, $3.6 billion of policy loans, equity securities of $171 and other investments of $910. The decrease in policy loans was primarily due to the decline in leveraged COLI business (as discussed in the COLI section). Policy loans are secured by the cash value of the underlying life policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The increase in other investments primarily reflects an increase in limited partnership investments.

The following table sets forth by type, the fixed maturity securities held in the Company’s general account as of December 31, 2001 and 2000.

	2001		2000

Fixed Maturities by Type	Fair Value	Percent	Fair Value	Percent

Corporate	$11,419	49.0%	$7,663	42.0%

Asset backed securities	3,427	14.7%	3,070	16.8%

Commercial mortgage backed securities	3,029	13.0%	2,776	15.2%

Municipal – tax-exempt	1,565	6.7%	1,390	7.6%

Collateralized mortgage obligations	767	3.3%	928	5.1%

Mortgage backed securities – agency	981	4.2%	602	3.3%

Government/Government agencies – Foreign	390	1.7%	321	1.8%

Government/Government agencies – U.S	374	1.6%	244	1.3%

Municipal – taxable	47	0.2%	83	0.5%

Short-term	1,245	5.3%	975	5.3%

Redeemable preferred stock	57	0.3%	196	1.1%

Total fixed maturities	$23,301	100.0%	$18,248	100.0%

During 2001, fixed maturity investments increased by $5.1 billion as a result of the Fortis acquisition, increased cash flow and an increase in fair value due to a lower interest rate environment. The securities acquired as part of the Fortis transaction were principally corporate and asset backed securities.

As of December 31, 2001 and 2000, approximately 21% and 22%, respectively, of the Company’s fixed maturities were invested in private placement securities (including 12% and 13% of Rule 144A offerings as of December 31, 2001 and December 31, 2000, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the Company’s portfolio are rated by nationally recognized rating agencies. For further discussion of the Company’s investment credit policies, see the Capital Markets Risk Management section under “Credit Risk”.

Investment Results

The table below summarizes Hartford Life’s investment results for the years ended 2001 and 2000.

(Before-tax)	2001	2000	1999

Net investment income – excluding policy loan income	$1,472	$1,284	$1,171

Policy loan income	307	308	391

Net investment income – total	$1,779	$1,592	$1,562

Yield on average invested assets (1)	7.0%	7.0%	6.7%

Net realized capital losses	$(133)	$(88)	$(5)

(1)	Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

2001 Compared to 2000 — Net investment income, excluding policy loan income, increased $188, or 15%. The increase was primarily due to income earned on the previously discussed increase in fixed maturity investments, partially offset by lower yields on fixed maturities in the third and fourth quarters of 2001. Yields on overall average invested assets were flat.

Included in 2001 net realized losses were write-downs for other than temporary impairments on fixed maturities of $95 which includes $37 capital loss related to securities issued by the Enron Corporation. Also included is a $45 capital loss recognized on the sale of the Company’s interest in an Argentine insurance joint venture, as well as losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by capital gains from the sale of fixed maturities.

2000 Compared to 1999 — Net investment income, excluding policy loan income, increased $113, or 10%. The increase was primarily due to higher yields earned on the investment cash flow from operations and reinvestment of proceeds from sales and maturities of fixed maturity securities in a higher interest rate environment. Policy loan income decreased $83, or 21%, due to the decrease in leveraged COLI business.

Net realized capital losses increased $83 primarily as a result of portfolio rebalancing in a higher interest rate environment.

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.6 billion and $104.2 billion as of December 31, 2001 and 2000, respectively, wherein the policyholder assumes substantially all the investment risk and reward, and guaranteed separate accounts totaling $10.1 billion and $9.8 billion as of December 31, 2001 and 2000, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. The primary investment objective of the Company’s guaranteed separate account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under “Market Risk — Interest Rate Risk.”

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

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life is exposed to two primary sources of investment risk and asset/liability management risk: credit risk, relating to the uncertainty associated with an obligor’s continued ability to make timely payment of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, security prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes. The following discussion identifies the Company’s policies and procedures for managing these risks and monitoring the results of the Company’s risk management activities.

Credit Risk

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and reported to The Hartford’s Finance Committee.

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

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds.

Hartford Life is not exposed to any significant credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity.

The following table identifies fixed maturity securities, including guaranteed separate accounts, for the Company’s operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company’s internal analysis of such securities.

As of December 31, 2001 and 2000, over 96% and 97%, respectively, of the fixed maturity portfolio, including guaranteed separate accounts, was invested in investment grade securities. During 2001, the percentage of BBB related fixed maturity investments increased primarily due to the continued active management of the general account portfolios.

	2001		2000

Fixed Maturities by Credit Quality	Fair Value	Percent	Fair Value	Percent

U.S. Government/Government agencies	$2,639	8.0%	$2,329	8.4%

AAA	5,070	15.3%	4,896	17.6%

AA	3,644	11.0%	3,546	12.7%

A	11,528	34.8%	9,675	34.7%

BBB	7,644	23.1%	5,633	20.2%

BB & below	1,148	3.4%	708	2.5%

Short-term	1,470	4.4%	1,085	3.9%

Total fixed maturities	$33,143	100.0%	$27,872	100.0%

Market Risk

Hartford Life has several objectives in managing market risk. The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to that of corporate and policyholder obligations. The Company’s fixed maturity portfolios have material market exposure to interest rate risk. Hartford Life continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Downward movement in market interest rates during 2001 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 2000. However, Hartford Life’s asset allocation and its exposure to market risk as of December 31, 2001 have not changed materially from its position at December 31, 2000.

The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

Derivative Instruments

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company does not make a market or trade derivatives for the express purpose of earning trading profits.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There is also periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

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

Financial futures are standardized commitments to either purchase or sell designated financial instruments, at a future date, for a specified price and may be settled in cash or through delivery of the underlying instrument. Futures contracts trade on organized exchanges. Margin requirements for futures are met by pledging securities, and changes in the futures’ contract values are settled daily in cash.

Option contracts grant the purchaser, for a premium payment, the right to either purchase from or sell to the issuer a financial instrument at a specified price, within a specified period or on a stated date.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions; hedging liability instruments; hedging invested assets and hedging portfolios of assets and/or liabilities. (For additional information on these strategies along with tables reflecting outstanding derivative instruments, see the discussions below.)

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to The Hartford’s Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments for both general and guaranteed separate accounts at December 31, 2001 and 2000 totaled $9.9 billion and $8.5 billion, respectively.

The following discussions focus on the key market risk exposures within Hartford Life.

Interest Rate Risk

         Changes in interest rates can potentially impact Hartford Life’s profitability. Under certain circumstances of interest rate volatility, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins. The Company analyzes interest rate risk using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. For non-guaranteed separate accounts, the Company’s exposure is not significant, as the policyholder assumes substantially all the investment risk.

         The Company’s general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset backed securities, commercial mortgage backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these and the Company’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. For a discussion of the Company’s risk management techniques to manage this market risk, see “Asset/Liability Management Strategies Used to Manage Market Risk” below.

         As described above, the Company holds a significant fixed maturity portfolio, which includes both fixed and variable rate features. The following table reflects the principal amounts of the general and guaranteed separate account fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons (WAC) by estimated maturity year as of December 31, 2001. Comparative totals are included for December 31, 2000. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon on variable rate securities is based on spot rates as of December 31, 2001 and 2000, and is primarily based on the London Interbank Offered Rate (LIBOR). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset backed securities, collateralized mortgage obligations and mortgage backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they are immaterial to the Company’s investment portfolio.

							2001	2000
	2002	2003	2004	2005	2006	Thereafter	Total	Total

Bonds-Callable Fixed Rate

Par value	$17	$34	$9	$52	$17	$2,795	$2,924	$1,458

WAC	6.5%	5.2%	6.7%	8.2%	8.3%	3.8%	4.0%	5.5%

Fair value							$2,445	$1,439

Variable Rate

Par value	$12	$24	$3	$37	$9	$980	$1,065	$1,158

WAC	4.0%	3.2%	3.8%	4.1%	5.7%	3.4%	3.4%	7.1%

Fair value							$972	$1,075

Bonds — Other Fixed Rate

Par value	$2,531	$1,521	$1,304	$1,680	$1,934	$9,275	$18,245	$14,699

WAC	5.8%	6.7%	6.1%	7.4%	6.1%	6.1%	6.2%	6.1%

Fair value							$17,424	$13,409

Variable Rate

Par value	$211	$224	$70	$248	$73	$221	$1,047	$1,235

WAC	4.6%	3.9%	5.2%	4.2%	7.7%	5.8%	4.9%	7.4%

Fair value							$947	$1,108

Asset-backed Securities Fixed Rate

Par value	$462	$365	$484	$264	$168	$509	$2,252	$2,343

WAC	6.9%	6.6%	6.3%	6.9%	6.5%	7.7%	6.9%	6.9%

Fair value							$2,234	$2,342

Variable Rate

Par value	$276	$305	$380	$343	$212	$880	$2,396	$2,124

WAC	2.4%	2.8%	2.8%	2.7%	2.7%	2.9%	2.8%	7.3%

Fair value							$2,333	$2,099

Collateralized Mortgage Obligations Fixed Rate

Par value	$104	$116	$110	$102	$95	$441	$968	$1,098

WAC	6.7%	6.1%	6.1%	6.1%	6.1%	6.5%	6.3%	6.4%

Fair value							$960	$1,087

Variable Rate

Par value	$4	$3	$3	$2	$1	$2	$15	$112

WAC	7.9%	6.7%	6.6%	6.7%	6.7%	6.4%	6.9%	5.3%

Fair value							$16	$101

Commercial Mortgage-backed Securities Fixed Rate

Par value	$85	$69	$106	$77	$198	$2,483	$3,018	$2,606

WAC	7.0%	6.8%	7.1%	6.9%	7.3%	7.1%	7.1%	7.3%

Fair value							$3,123	$2,674

Variable Rate

Par value	$274	$289	$242	$137	$118	$441	$1,501	$1,730

WAC	4.2%	4.1%	4.0%	5.7%	7.1%	7.9%	5.8%	7.9%

Fair value							$1,498	$1,738

Mortgage-backed Securities Fixed Rate

Par value	$159	$175	$158	$128	$104	$444	$1,168	$792

WAC	7.0%	6.9%	6.8%	6.8%	6.8%	6.7%	6.8%	7.2%

Fair value							$1,189	$800

Variable Rate

Par value	$—	$—	$—	$—	$—	$2	$2	$3

WAC	—	—	—	—	—	5.4%	5.4%	7.0%

Fair value							$2	$3

The table below provides information as of December 31, 2001 and 2000 on debt obligations and reflects principal cash flows and related weighted average effective interest rates by maturity year.

								2001	2000
	2002	2003	2004	2005		2006	Thereafter	Total	Total

Long -Term Debt

Fixed Rate

Amount	$—	$—	$200	$		$—	$850	$1,050	$650

Weighted average effective interest rate	—	—	6.9		%	—	7.4%	7.3%	7.4%

Fair value								$1,118	$658

TruPS (1)

Fixed Rate

Amount	$—	$—	$—		$—	$—	$450	$450	$250

Weighted average effective interest rate	—	—	—		—	—	7.4%	7.4%	7.4%

Fair value								$461	$245

(1)	Represents company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures.

Asset/Liability Management Strategies Used to Manage Market Risk

Hartford Life employs several risk management tools to quantify and manage market risk arising from their investments and interest sensitive liabilities. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reduction techniques to improve the match between assets and liabilities.

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. As an end-user of derivatives, Hartford Life uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2001, notional amounts pertaining to derivatives totaled $9.9 billion ($8.2 billion related to insurance investments and $1.7 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $8.5 billion at December 31, 2000 ($6.5 billion related to insurance investments and $2.0 billion related to life insurance liabilities).

The economic objectives and strategies for which the Company utilized derivatives are categorized as follows:

Anticipatory Hedging — For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2001 and 2000 were $320 and $144 million, respectively.

Liability Hedging — Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps and option contracts are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2001 and 2000 were $1.7 billion and $2.0 billion, respectively.

Asset Hedging —To meet the various policyholder obligations and to provide cost-effective prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market, and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2001 and 2000, were $6.8 billion and $5.4 billion, respectively.

Portfolio Hedging —The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2001 and 2000, were $1.1 and $1.0 billion, respectively.

The following tables provide information as of December 31, 2001 with comparative totals for December 31, 2000 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. For option contracts, the table presents contract amount by expected maturity year.

							2001	2000
Interest Rate Swaps	2002	2003	2004	2005	2006	Thereafter	Total	Total

Pay Fixed/Receive Variable

National value	$90	$198	$35	$140	$50	$794	$1,307	$1,031

Weighted average pay rate	5.9%	5.1%	6.1%	7.5%	6.7%	7.0%	6.5%	6.6%

Weighted average receive rate	2.1%	2.3%	2.2%	2.2%	2.4%	2.2%	2.2%	6.8%

Fair value							$(65)	$(43)

Pay Variable/Receive Fixed

Notional value	$204	$518	$1,299	$935	$797	$1,327	$5,080	$4,886

Weighted average pay rate	2.1%	2.0%	2.2%	2.1%	2.0%	2.1%	2.1%	7.0%

Weighted average receive rate	5.9%	5.4%	5.6%	6.0%	5.7%	6.3%	5.8%	6.6%

Fair value							$194	$78

Pay Variable/Receive Different Variable

Notional value	$5	$2	$150	$11	$—	$251	$419	$278

Weighted average pay rate	5.4%	2.2%	3.3%	4.0%	—	3.1%	3.2%	6.6%

Weighted average receive rate	3.0%	1.9%	3.0%	1.2%	—	5.5%	4.4%	4.9%

Fair value							$(48)	$(1)

							2001	2000
Interest Rate Caps - LIBOR Based	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$10	$54	$—	$77	$—	$30	$171	$171

Weighted average strike rate (8.0 - 9.9%)	8.9%	8.5%	—	8.4%	—	8.3%	8.5%	8.5%

Fair value							$1	$1

Notional value	$19	$—	$—	$—	$—	$—	$19	$19

Weighted average strike rate (10.0 - 11.9%)	10.1%	—	—	—	—	—	10.1%	10.1%

Fair value							$—	$—

							2001	2000
Interest Rate Caps - CMT Based[1]	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$—	$250	$—	$250	$—	$—	$500	$500

Weighted average strike rate (8.0 - 9.9%)	—	8.7%	—	8.7%	—	—	8.7%	8.7%

Fair value							$3	$—

[1] CMT represents the Constant Maturity Treasury Rate.

							2001	2000
Interest Rate Floors - LIBOR Based	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$—	$—	$27	$—	$—	$—	$27	$27

Weighted average strike rate (6.0 - 7.9%)	—	—	7.9%	—	—	—	7.9%	7.9%

Fair value							$3	$2

Issued

Notional value	$28	$54	$34	$77	$—	$—	$193	$193

Weighted average strike rate (4.0 - 5.9%)	5.3%	5.4%	5.3%	5.3%	—	—	5.3%	5.3%

Fair value							$(8)	$(2)

Notional value	$—	$—	$27	$—	$—	$—	$27	$27

Weighted average strike rate (6.0 - 7.9%)	—	—	7.8%	—	—	—	7.8%	7.8%

Fair value							$(3)	$(2)

							2001	2000
Interest Rate Floors - CMT Based	2002	2003	2004	2005	2006	Thereafter	Total	Total

Purchased

Notional value	$—	$150	$—	$—	$—	$—	$150	$150

Weighted average strike rate (4.0 - 5.9%)	—	5.5%	—	—	—	—	5.5%	5.5%

Fair value							$5	$3

[1] CMT represents the Constant Maturity Treasury Rate.

							2001	2000
Interest Rate Futures	2002	2003	2004	2005	2006	Thereafter	Total	Total

Long

Contract amount/notional	$266	$—	$—	$—	$—	$—	$266	$198

Weighted average settlement price	$105	$—	$—	$—	$—	$—	$105	$105

Short

Contract amount/notional	$25	$—	$—	$—	$—	$—	$25	$59

Weighted average settlement price	$105	$—	$—	$—	$—	$—	$105	$105

							2001	2000
Option Contracts	2002	2003	2004	2005	2006	Thereafter	Total	Total

Long

Contract amount/notional	$—	$119	$107	$45	$324	$128	$723	$589

Fair value							28	6

Short

Contract amount/notional	$39	$178	$427	$137	$245	$30	$1,056	$362

Fair value							(61)	(40)

Currency Exchange Risk

As of December 31, 2001, Life had immaterial currency exposures resulting from its international operations.

Life Insurance Liability Characteristics

Hartford Life’s insurance liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with asset accumulation products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate — Products in this category require the Company to pay a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder’s choice of guarantee period.

Indexed — Products in this category are similar to the fixed rate asset accumulation vehicles but require the Company to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with the additional risk that changes in the index may adversely affect profitability. Product examples include indexed guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited — Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of the Company’s variable annuity products. Liability duration is short to intermediate term.

Other Insurance Products

Long-Term Pay Out Liabilities — Products in this category are long term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally five to ten years.

Short-Term Pay Out Liabilities — These liabilities are short term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

Management of the duration of investments with respective policyholder obligations is an explicit objective of the Company’s management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2001 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 2000.

(Dollars in billions)
							2001	2000
Description (1)	2002	2003	2004	2005	2006	Thereafter	Total	Total

Fixed rate asset accumulation vehicles	$1.0	$1.3	$2.9	$3.0	$2.3	$5.3	$15.8	$10.4

Weighted average credited rate	5.3%	5.5%	6.5%	6.1%	5.7%	5.8%	5.9%	6.7%

Indexed asset accumulation vehicles	$0.6	$0.1	$—	$—	$—	$0.1	$0.8	$0.7

Weighted average credited rate	6.5%	6.5%	—	—	—	6.5%	6.5%	6.3%

Interest credited asset accumulation vehicles	$4.7	$0.5	$0.5	$0.2	$0.2	$2.0	$8.1	$10.1

Weighted average credited rate	6.2%	4.6%	4.5%	5.5%	5.5%	5.4%	5.7%	5.9%

Long-term pay out liabilities	$1.0	$0.5	$0.7	$0.6	$0.5	$5.3	$8.6	$6.5

Short-term pay out liabilities	$0.9	$0.1	$—	$—	$—	$—	$1.0	$0.9

(1)	As of December 31, 2001 and 2000, the fair value of the Company’s investment contracts, including guaranteed separate accounts, were $26.0 billion and $21.4 billion, respectively.

Sensitivity to Changes in Interest Rates

For liabilities whose cash flows are not substantially affected by changes in interest rates (fixed liabilities) and where investment experience is substantially absorbed by the Company, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates is shown in the table below. These fixed liabilities represented approximately 61% and 60% of the Company’s general and guaranteed separate account liabilities at December 31, 2001 and 2000, respectively. The remaining liabilities generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated annually in compliance with regulatory requirements.

	Change in Net Economic Value

	2001		2000

Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$6	$(31)	$(15)	$(27)

Percent of liability value	0.03%	(0.16)%	(0.09)%	(0.16)%

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate strong cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.4 billion and $1.1 billion as of December 31, 2001 and 2000, respectively.

         The capital structure of Hartford Life consists of debt and equity, and is summarized as follows:

	2001	2000

Long-term debt	1,050	650

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures (TruPS)	450	250

Total debt	$1,500	$900

Equity excluding net unrealized capital gains (losses) on securities, net of tax	$4,385	$3,167

Net unrealized capital gains (losses) on securities, net of tax	225	40

Total stockholder’s equity	$4,610	$3,207

Total capitalization (1)	$5,885	$4,067

Debt to equity (1) (2)	34%	28%

Debt to capitalization (1) (2)	25%	22%

(1)	Excludes net unrealized capital gains (losses) on securities, net of tax.

(2)	Excluding TruPS from debt, the debt to equity ratios were 24% and 21%, and the debt to capitalization ratios were 18% and 16% as of December 31, 2001 and 2000, respectively.

Capitalization

The Company’s total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $1,818, or 45%, in 2001. The increase was primarily the result of net income of $685, a capital contribution from The Hartford in the amount of $615, additional debt of $400 and TRUPS of $200 in connection with the acquisition of Fortis Financial Group, partially offset by dividends declared of $66. As a result, both the debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains (losses) on securities, net of tax) increased to 34% and 25% as of December 31, 2001, respectively, from 28% and 22% as of December 31, 2000, respectively. Net unrealized capital gains (losses) on securities, net of tax, increased $185 as December 31, 2001, as compared to December 31, 2000, primarily due to the impact of decreased interest rates on the Company’s fixed maturity portfolio.

Common Stock Acquired by The Hartford

On June 27, 2000, The Hartford acquired all of the outstanding shares of Class A common stock of Hartford Life, which The Hartford did not already own (The Hartford Acquisition). The Hartford Acquisition was accomplished through an offer to all Hartford Life shareholders to tender their shares to The Hartford for cash consideration of $50.50 per share. Subsequent to the tender offer, a newly formed wholly-owned subsidiary of The Hartford was merged into Hartford Life, as a result of which, Hartford Life became an indirect wholly-owned subsidiary of The Hartford. Those shareholders who had not tendered their shares in the tender offer also received $50.50 in cash in exchange for their shares in the subsequent merger.

Debt

For a discussion of Debt, see Note 10 of Notes to Consolidated Financial Statements.

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
Trust Holding Solely Parent Junior Subordinated Debentures

For a discussion of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures, see Note 11 of Notes to Consolidated Financial Statements.

Dividends

Hartford Life declared $66 in dividends for 2001 to Hartford Fire Insurance Company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends. The Company’s direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared and paid to the Company dividends of $128 in 2001. Statutory net loss in 2001 was $364 as compared to net income of $399 in 2000. The loss in the current year was primarily the result of the ceding commission paid on the Fortis Financial Group acquisition. Statutory capital and surplus as of December 31, 2001 was $3.0 billion, a 25% increase over December 31, 2000.

Treasury Stock

During the first six months ended June 30, 2000, to make shares available to employees pursuant to stock based benefit plans, the Company repurchased 40,000 shares of its Class A Common Stock in the open market at a total cost of $2. Shares repurchased in the open market were carried at cost and reflected as a reduction to stockholder’s equity. Treasury shares reissued were reduced from treasury stock on a weighted average cost basis.

As a result of The Hartford Acquisition, during the second quarter of 2000, the Company canceled the remaining 80,152 treasury shares with a cost basis of $4.

Ratings

The following table summarizes Hartford Life’s significant U.S. member companies’ financial ratings from the major independent rating organizations as of February 28, 2002:

	A.M. Best	Fitch	Moody's	Standard & Poor's

Insurance Ratings

Hartford Life Insurance Company	A+	AA+	Aa3	AA

Hartford Life and Accident	A+	AA+	Aa3	AA

Hartford Life and Annuity	A+	AA+	Aa3	AA

Other Ratings

Hartford Life, Inc. Senior debt	a+	A+	A2	A

Commercial paper	—	F1	P-1	A-1

Hartford Life Capital I and II (1) Trust preferred securities	a–	A	A3	BBB+

(1)	A.M. Best ratings were adjusted to reflect the integration of A.M. Best’s debt and preferred stock scales.

Ratings are an important factor in establishing the competitive position of an insurance company such as Hartford Life. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed.

As a result of the September 11 terrorist attack and subsequent reviews by major independent rating agencies, all insurance financial strength and debt ratings of the Company were reaffirmed. However, negative outlooks were placed upon the debt ratings of the Company by Moody’s. All other ratings were reaffirmed with stable outlooks.

Liquidity Requirements

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facility. The principal sources of funds are premiums and investment income as well as maturities and sales of invested assets. Hartford Life, Inc. is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service its debt, pay dividends on its common stock and support its other obligations.

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company (HLA), as an insurance company domiciled in Connecticut, are subject to restriction as prescribed in the insurance holding company laws of Connecticut. HLA adheres to these laws, which require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend that, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net gain from operations for the twelve month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The total amount of statutory dividends which may be paid by the insurance subsidiaries of the Company without prior approval in 2002 is estimated to be $299.

The insurance holding company laws of the other jurisdictions in which Hartford Life’s insurance subsidiaries are incorporated or deemed commercially domiciled generally contain similar limitations on the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. Hartford Life carries a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2001, Hartford Life had more than sufficient capital to meet the NAIC’s RBC requirements.

Cash Flow
	2001	2000	1999

Cash provided by operating activities	$1,673	$1,701	$724

Cash (used for) provided by investing activities	(4,624)	(564)	1,907

Cash provided by (used for) financing activities	3,018	(1,118)	(2,578)

Cash – end of year	167	106	89

2001 Compared to 2000 - The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash (used for) provided by investing activities and the decrease in cash used for financing activities primarily relates to the purchase of Fortis Financial Group. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

2000 Compared to 1999 - The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities, as well as increased future policy benefits and net income associated with growth in the business. The decrease in cash (used for) provided by investing activities and the decrease in cash used for financing activities primarily relates to the significant downsizing of the leveraged COLI block of business during 1999 as compared to 2000. Operating cash flow in the periods presented have been more than adequate to meet liquidity requirements.

REGULATORY MATTERS AND CONTINGENCIES

Legislative and Regulatory Initiatives

The business of insurance is primarily regulated by the states and is also affected by a range of legislative developments at the state and federal levels. The 1999 Gramm-Leach-Bliley Act (the Financial Services Modernization Act), which allows affiliations among banks, insurance companies and securities firms, did not precipitate any significant changes in ownership in 2000. The provisions of the Act requiring the development of a formal privacy policy by each financial institution had created a number of administrative issues, but the enforcement date was delayed until July 1, 2001. Insurance companies are subject to privacy regulation issued by the federal regulators and by state regulators who adopted and implemented privacy regulations during 2001.

The enactment of the Financial Services Modernization Act has focused renewed attention on state regulation of insurance. Life insurers are working with state insurance regulators to improve and centralize the process for agent licensing and form filing. Both of these areas of regulation are critical to the development of new business. In addition, Congress may consider legislation providing for optional federal regulation of insurance in the future. These measures, state and federal, may lead to improved regulation and reduced transaction costs.

Federal measures which have been previously considered by Congress and which, if adopted, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax, a number of which could impact the relative desirability of various personal investment vehicles. Other proposals pertain to medical testing for insurability, and the use of gender in determining insurance and pension rates and benefits. It is too early to determine whether any of these proposals will ultimately be enacted by Congress. Therefore, the potential impact to the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

Guaranty Fund

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. There were no guaranty fund assessment payments (net of refunds) in 2001 and 2000. The Company paid guaranty fund assessments (net of refunds) of approximately $2 in 1999, of which $1 was estimated to be creditable against future premium taxes.

NAIC Codification

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life’s domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a one-time statutory cumulative transition benefit of $74 in statutory surplus for the Company.

Dependence on Certain Third Party Relationships

Hartford Life distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party marketing organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such service providers. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products. During the first quarter of 1999, the Company modified its contract with Putnam Mutual Funds Corp. (Putnam) to eliminate the exclusivity provision, which will allow both parties to pursue new market opportunities. Putnam is contractually obligated to support and service the related annuity in force block of business and to market, support and service new business. However, there can be no assurance that this contract modification will not adversely impact the Company’s ability to distribute Putnam-related products.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 7A is set forth in the Capital Markets Risk Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

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

(a)  Documents filed as a part of this report:

         1.     Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

         2.     Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement and Schedules elsewhere herein.

         3.     Exhibits. See Exhibit Index elsewhere herein.

(b)  Reports on Form 8-K – None.

(c)  Exhibits – See Item 14(a)(3).

(d)  Schedules – See Item 14(a)(2).

REPORT OF MANAGEMENT

The management of Hartford Life, Inc. (Hartford Life) is responsible for the preparation and integrity of information contained in the accompanying Consolidated Financial Statements. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management’s informed judgments and estimates. Management believes these consolidated statements present fairly, Hartford Life’s financial position and results of operations.

Management has made available Hartford Life’s financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of Hartford Life’s Consolidated Financial Statements. Their report appears on page F-2.

An essential element in meeting management’s financial responsibilities is Hartford Life’s system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life’s internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration Hartford Life’s system of internal controls in determining the nature, timing and extent of their audit tests.

Another important element is management’s recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that Hartford Life’s affairs are transacted according to the highest standards of personal and professional conduct. Hartford Life has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of The Hartford Financial Services Group, Inc. (the “Committee”), the Company’s ultimate parent, composed of independent directors, meets periodically with the external and internal auditors to evaluate the effectiveness of work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hartford Life, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Hartford Life, Inc. (Hartford Life) (a Delaware corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholder’s Equity and Cash Flows for each of the three years in the period ended December 31, 2001. These Consolidated Financial Statements and the schedules referred to below are the responsibility of Hartford Life’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Hartford Life and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 2(b) to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives and hedging activities. Effective April 1, 2001, the Company changed its method of accounting for recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Consolidated Financial Statements and Schedules are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Hartford, Connecticut
January 28, 2002

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,

(In millions)	2001	2000	1999

Revenues

Fee income	$2,633	$2,484	$2,105

Earned premiums and other	2,270	2,002	1,874

Net investment income	1,779	1,592	1,562

Net realized capital losses	(133)	(88)	(5)

Total revenues	6,549	5,990	5,536

Benefits, claims and expenses

Benefits, claims and claim adjustment expenses	3,611	3,162	3,054

Insurance expenses and other	1,359	1,236	1,057

Amortization of deferred policy acquisition costs and present value of future profits	642	671	568

Dividends to policyholders	68	67	104

Interest expense	104	66	67

Total benefits, claims and expenses	5,784	5,202	4,850

Income before income tax expense

and cumulative effect of

accounting changes	765	788	686

Income tax expense	54	213	219

Income before cumulative effect of accounting changes	711	575	467

Cumulative effect of accounting changes, net of tax	(26)	—	—

Net income	$685	$575	$467

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,

(In millions, except for share data)	2001	2000

Assets

Investments

Fixed maturities, available for sale, at fair value (amortized cost of $23,010 and $18,171)	$23,301	$18,248

Equity securities, available for sale, at fair value	428	171

Policy loans, at outstanding balance	3,317	3,610

Other investments	1,331	910

Total investments	28,377	22,939

Cash	167	106

Premiums receivable and agents’ balances	229	216

Reinsurance recoverables	648	542

Deferred policy acquisition costs and present value of future profits	5,572	4,527

Deferred income tax	(16)	223

Goodwill	799	244

Other assets	1,116	830

Separate account assets	114,720	113,994

Total assets	$151,612	$143,621

Liabilities

Future policy benefits	$8,842	$7,074

Other policyholder funds	19,357	15,849

Long-term debt	1,050	650

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	450	250

Other liabilities	2,583	2,597

Separate account liabilities	114,720	113,994

Total liabilities	147,002	140,414

Commitments and Contingent Liabilities, Note 18

Stockholder’s Equity

Common Stock - 1,000 shares issued and outstanding, par value $0.01	—	—

Capital surplus	1,895	1,280

Accumulated other comprehensive income (loss)

Net unrealized capital gains (losses) on securities, net of tax	225	40

Cumulative translation adjustments	(29)	(13)

Total accumulated other comprehensive income (loss)	196	27

Retained earnings	2,519	1,900

Total stockholder’s equity	4,610	3,207

Total liabilities and stockholder’s equity	$151,612	$143,621

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity

	Class A	Class B		Treasury
	Common	Common	Capital	Stock,
(In millions)	Stock	Stock	Surplus	at Cost

2001

Balance, December 31, 2000	$—	$—	$1,280	$—

Comprehensive income

Net income

Other comprehensive income, net of tax (1)

Cumulative effect of accounting change(2)

Net change in unrealized capital gains (losses) on securities (3)

Net gain on cash flow hedging instruments

Cumulative translation adjustments

Total other comprehensive income

Total comprehensive income

Dividends declared

Capital contribution from parent			615

Balance, December 31, 2001	$—	$—	$1,895	$—

2000

Balance, December 31, 1999	$—	$1	$1,282	$(10)

Comprehensive income

Net income

Other comprehensive income, net of tax (1)

Net change in unrealized capital gains (losses) on securities (3)

Cumulative translation adjustments

Total other comprehensive income

Total comprehensive income

Dividends declared

Issuance of shares under incentive and stock purchase plans			1	8

Treasury stock acquired				(2)

Treasury stock canceled and retired			(4)	4

Class B Common Stock converted to Class A	1	(1)

Class A Common Stock canceled and retired	(1)		1

Balance, December 31, 2000	$—	$—	$1,280	$—

1999

Balance, December 31, 1998	$—	$1	$1,281	$(9)

Comprehensive income (loss)

Net income

Other comprehensive income, net of tax (1)

Net change in unrealized capital gains (losses) on securities (3)

Cumulative translation adjustments

Total other comprehensive loss

Total comprehensive income (loss)

Dividends declared

Issuance of shares under incentive and stock purchase plans			1	9

Treasury stock acquired				(10)

Balance, December 31, 1999	$—	$1	$1,282	$(10)

	Accumulated Other
	Comprehensive Income (Loss)

	Net Unrealized	Net Gain on
	Capital	Cash Flow
	Gains (Losses)	Hedging	Cumulative		Total
	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2001

Balance, December 31, 2000	$40	$—	$(13)	$1,900	$3,207

Comprehensive income

Net income				685	685

Other comprehensive income, net of tax (1) Cumulative effect of accounting change(2)	3	20			23

Net change in unrealized capital gains (losses) on securities (3)	120				120

Net gain on cash flow hedging instruments		42			42

Cumulative translation adjustments			(16)		(16)

Total other comprehensive income					169

Total comprehensive income					854

Dividends declared				(66)	(66)

Capital contribution from parent					615

Balance, December 31, 2001	$163	$62	$(29)	$2,519	$4,610

2000

Balance, December 31, 1999	$(336)	$—	$(12)	$1,381	$2,306

Comprehensive income

Net income				575	575

Other comprehensive income, net of tax (1)

Net change in unrealized capital gains (losses) on securities (3)	376				376

Cumulative translation adjustments			(1)		(1)

Total other comprehensive income					375

Total comprehensive income					950

Dividends declared				(56)	(56)

Issuance of shares under incentive and stock purchase plans					9

Treasury stock acquired					(2)

Treasury stock canceled and retired					—

Class B Common Stock converted to Class A					—

Class A Common Stock canceled and retired					—

Balance, December 31, 2000	$40	$—	$(13)	$1,900	$3,207

1999

Balance, December 31, 1998	$263	$—	$(7)	$964	$2,493

Comprehensive income (loss)

Net income				467	467

Other comprehensive income, net of tax (1)

Net change in unrealized capital gains (losses) on securities (3)	(599)				(599)

Cumulative translation adjustments			(5)		(5)

Total other comprehensive loss					(604)

Total comprehensive income (loss)					(137)

Dividends declared				(50)	(50)

Issuance of shares under incentive and stock purchase plans					10

Treasury stock acquired					(10)

Balance, December 31, 1999	$(336)	$—	$(12)	$1,381	$2,306

(1)	Net change in unrealized capital gain (losses) on securities is reflected net of tax provision (benefit) of $65, $201 and $(326) for the years ended December 31, 2001, 2000 and 1999, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the year ended December 31, 2001. Net gain on cash flow hedging instruments is net of tax provision of $33 for the year ended December 31, 2001. There is no tax effect on cumulative translation adjustments.

(2)	Net change in unrealized capital gain (losses) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3)	There were reclassification adjustments for after-tax (losses) realized in net income of ($89) and $(57) for the year ended December 31, 2001 and 2000, respectively. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the year ended December 31, 1999.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2001	2000	1999

Operating Activities

Net income	$685	$575	$467

Adjustments to reconcile net income to net cash provided by operating activities

Net realized capital losses	133	88	5

Cumulative effect of accounting changes, net of tax	26	—	—

Amortization of deferred policy acquisition costs and present value of future profits	642	671	568

Additions to deferred policy acquisition costs and present value of future profits	(1,083)	(988)	(948)

Depreciation and amortization	27	6	7

Increase in premiums receivable and agents’ balances	(14)	(2)	(48)

Increase (decrease) in other liabilities	17	362	(297)

Change in receivables, payables and accruals	(47)	88	195

Increase (decrease) in accrued tax	103	12	(159)

Decrease (increase) in deferred income tax	(2)	95	251

Increase in future policy benefits	1,417	838	710

(Increase) decrease in reinsurance recoverables	(127)	(62)	74

Other, net	(104)	18	(101)

Net cash provided by operating activities	1,673	1,701	724

Investing Activities

Purchases of investments	(12,023)	(7,218)	(7,194)

Sales of investments	6,116	5,073	7,267

Maturity and principle paydowns of fixed maturity investments	2,470	1,693	1,938

Acquisition of Fortis Financial Group	(1,078)	—	—

Other	(109)	(112)	(104)

Net cash (used for) provided by investing activities	(4,624)	(564)	1,907

Financing Activities

Capital contribution from parent	615	—	—

Proceeds from issuance of long-term debt	400	—	—

Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	200	—	—

Dividends paid	(64)	(55)	(50)

Net receipts from (disbursements for) investment and universal life–type contracts charged against policyholder accounts	1,867	(1,069)	(2,527)

Proceeds from parent to retire common stock	—	226	—

Payments to retire common stock	—	(226)	—

Net issuance (purchase) of common stock	—	6	(1)

Net cash provided by (used for) financing activities	3,018	(1,118)	(2,578)

Net increase (decrease) in cash	67	19	53

Impact of foreign exchange	(6)	(2)	—

Cash – beginning of year	106	89	36

Cash – end of year	$167	$106	$89

Supplemental Disclosure of Cash Flow Information

Net Cash (Received) Paid During the Year for

Income taxes	$(40)	$197	$51

Interest	$89	$65	$65

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, except share data, unless otherwise stated)

1. Organization and Description of Business

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries (“Hartford Life” or the “Company”), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits products. Hartford Life, Inc. was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company (“HLA”), a subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Pursuant to an initial public offering (the “IPO”) on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (“The Hartford Acquisition”). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire Insurance Company (“Hartford Fire”), a direct wholly-owned subsidiary of The Hartford (see Note 4). Hartford Life, Inc. is a holding company, and as such, has no material business of its own.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

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

The most significant estimates include those used in determining deferred policy acquisition costs, the liability for future policy benefits and other policyholder funds, and investment values. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(b) Adoption of New Accounting Standards

Effective September 2001, the Company adopted Emerging Issues Task Force (“EITF”) Issue 01-10 “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”. Under the consensus, costs related to the terrorist acts should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For a discussion of the impact of the September 11 terrorist attack, see Note 3.)

Effective April 1, 2001, the Company adopted EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Under the consensus, investors in certain asset-backed securities are required to record changes in their estimated yield on a prospective basis and to evaluate these securities for an other than temporary decline in value. If the fair value of the asset-backed security has declined below its carrying amount and the decline is determined to be other than temporary, the security is written down to fair value. Upon adoption of EITF 99-20, the Company recorded a $3 charge in net income as a net of tax cumulative effect of accounting change.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company’s policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge in net income as a net of tax cumulative effect of accounting change. The transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were offsetting gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income (“OCI”) – Unrealized Capital Gain/Loss on Securities in accordance with SFAS No. 115. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133.

Upon adoption, the Company also reclassified $20, net of tax, to Accumulated OCI – Net Gain on Cash Flow Hedging Instruments from Accumulated OCI – Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain of all derivatives that are designated as cash-flow hedging instruments. (For further discussion of the Company’s derivative-related accounting policies, see Note 2(e).

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125”. SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral arrangements. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. For recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company’s December 31, 2000 financial statements. Adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of Accounting Principles Board (“APB”) Opinion No. 25” (“FIN 44” ). FIN 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee, the criteria for determining a non-compensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination, and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards, and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2000, Hartford Life adopted Statement of Position (“SOP”) No. 98-7, “Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”. This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk. Adoption of this SOP did not have a material impact on the Company’s financial condition or results of operations.

In December 1999, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides that if registrants have not applied the accounting therein, they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, became effective for the Company in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 1999, the Company adopted SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. This SOP provides guidance on accounting for costs of internal use software and in determining whether software is for internal use. The SOP defines internal use software as software that is acquired, internally developed, or modified solely to meet internal needs and identifies stages of software development and accounting for the related costs incurred during the stages. Adoption of this SOP did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 1999, the Company adopted SOP No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. This SOP addresses accounting by insurance and other enterprises for assessments related to insurance activities including recognition, measurement and disclosure of guaranty fund or other assessments. Adoption of this SOP did not have a material impact on the Company’s financial condition or results of operations.

The Company’s cash flows were not impacted by adopting these changes in accounting principles.

(c) Future Adoption of New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale by requiring those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 will not have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 will not have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment. Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed by the end of the year.

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. The reassessment must be completed prior to the end of the first quarter of 2002.

All provisions of SFAS No. 142 will be applied beginning January 1, 2002 to goodwill and other intangible assets. Goodwill amortization totaled $16, after-tax, in 2001. Application of the non-amortization provisions of the statement are expected to result in an increase in net income of $20, after tax, in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

(d) Investments

Hartford Life’s investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these securities are carried at fair value with the after-tax difference from cost reflected in stockholder’s equity as a component of accumulated other comprehensive income. Policy loans are carried at the outstanding balance, which approximates fair value. Other invested assets primarily consist of partnership investments, which are accounted for by the equity method, and mortgage loans, whereby the carrying value approximates fair value.

Net realized capital gains (losses) on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and effectively offset by amounts owed to policyholders and were $(1), $(9) and $2 for the years ended December 31, 2001, 2000 and 1999, respectively. Under the terms of the contracts, the realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, excluding those related to immediate participation guaranteed contracts, are reported as a component of revenue and are determined on a specific identification basis.

In general, the Company’s investments are adjusted for other than temporary impairments when it is determined that the Company is unable to recover its cost basis in the security. Impairment charges are included in net realized capital gains (losses). Factors considered in evaluating whether a decline in value is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. In addition, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(e) Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in order to achieve one of three Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. The Company is considered an “end-user” of derivative instruments and as such does not make a market or trade in these instruments for the express purpose of earning trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and
Hedging Activities

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) held for other risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gains or losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in OCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or OCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholder’s equity. Changes in the fair value of derivative instruments held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of December 31, 2001, the Company carried $135 of derivative assets in other invested assets and $123 of derivative liabilities in other liabilities.

Hedge Documentation and Effectiveness Testing

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-120% of the inverse changes in the fair value or discounted cash flows of the hedged item. High effectiveness is calculated using a cumulative approach. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s internal compliance unit, reviewed frequently by senior management and reported to The Hartford’s Finance Committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is embedded in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign-currency hedge, or as held for other risk management purposes. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur, or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in OCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

SFAS No. 133 Categorization of the Company’s Hedging Activities

Cash-Flow Hedges

General

For the year ended December 31, 2001, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of December 31, 2001, $2 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of December 31, 2001, the Company held $2.5 billion in derivative notional value related to strategies categorized as cash-flow hedges. There were no reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the year ended December 31, 2001.

Specific Strategies

The Company’s primary use of cash flow hedging is to use interest-rate swaps as an “asset hedging” strategy, in order to convert interest receipts on floating-rate fixed maturity investments to fixed rates. When multiple assets are designated in a hedging relationship under SFAS No. 133, a homogeneity test is performed to ensure that the assets react similarly to changes in market conditions. To satisfy this requirement, at inception of the hedge, fixed maturity investments with identical variable rates are grouped together (for example: 1-month LIBOR or 3-month LIBOR, not both).

The Company enters into “receive fixed/pay variable” interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Effectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At December 31, 2001, the Company held $2.0 billion in derivative notional value related to this strategy. The Company also uses cash-flow hedges, in its anticipated purchase of fixed maturity investments.

Fair-Value Hedges

General

For the year ended December 31, 2001, the Company’s gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains/losses. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. As of December 31, 2001, the Company held $399 in derivative notional value related to strategies categorized as fair-value hedges.

Specific Strategies

The Company purchases interest rate caps and sells interest rate floor contracts in an “asset hedging” strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to exactly offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instrument’s fair value is excluded from the determination of effectiveness. At December 31, 2001, the Company held $200 in derivative notional value related to this strategy.

The Company enters into swaption arrangements in an “asset hedging” strategy utilized to offset the change in the fair value of call options embedded in certain of its investments in municipal fixed maturity investments. The swaptions give the Company the option to enter into a “receive fixed” swap. The swaption’s exercise date coincides with the municipal fixed maturity’s call date, and the receive side of the swap closely matches the coupon rate on the original municipal fixed maturity investment. The purpose of the swaptions are to ensure a fixed return over the original term to maturity. Should the municipal fixed maturity investment be called, the swaptions would be either settled in cash or exercised. The proceeds from the call are used to purchase a variable rate fixed maturity investment. If the bonds are not called, the swaptions expire worthless. Each swaption contract hedges multiple fixed maturity investments containing embedded call options. These fixed maturity investments are subdivided into portfolio hedges. In accordance with SFAS No. 133, a stress test is performed at the inception of the hedge to prove the homogeneity of each portfolio (with regard to the risk being hedged) and thereby qualifies that hedge for special hedge accounting treatment. Correlation calculations are performed at various interest rate levels comparing the total change in the aggregate value of the embedded calls in the hedged portfolio to the change in value of the embedded call in each individual fixed maturity investment in the portfolio. The correlation statistic for homogeneity must be within a range of .85 to 1.00. The calculation of ineffectiveness involves a comparison of the cumulative change in fair value of the embedded call option with the cumulative change in fair value of the swaption. Ineffectiveness is reported as realized capital gains and losses. No component of the hedging instruments’ fair value is excluded from the determination of effectiveness. At December 31, 2001, the Company held $133 in derivative notional value related to this strategy.

Other Risk Management Activities

General

The Company’s other risk management activities relate to strategies used to meet the following Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs. For the year ended December 31, 2001, the Company recognized an after-tax net loss of $11 (reported as realized capital losses in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of December 31, 2001, the Company held $3.8 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

Risk Management Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate cap and swaption contracts as an economic hedge, classified for internal purposes as a “liability hedge”, thereby mitigating the Company’s loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may be at a loss. The increase in yield in a rising interest rate environment due to the interest rate cap and swaption contracts may be used to raise credited rates, increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of December 31, 2001, the Company held $516 in derivative notional value related to this strategy.

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At December 31, 2001, the Company held $2.0 billion in derivative notional value related to this strategy.

Other

Periodically, the Company enters into swap agreements that have cash flows based upon the results of a referenced index or asset pool. These arrangements are entered into to modify portfolio duration or to increase diversification while controlling transaction costs. At December 31, 2001, the Company held $230 in derivative notional value related to this strategy.

The Company will issue an option in an “asset hedging” strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company will receive a premium for issuing the freestanding option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 3-5 years. At December 31, 2001, the Company held $932 in derivative notional value related to this strategy.

(f) Separate Accounts

Hartford Life maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder.

(g) Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years.

Deferred policy acquisition costs related to investment contracts and universal life type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of expected gross profits from investment, mortality and expense margins and surrender charges. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization. Management periodically reviews these estimates and evaluates the recoverability of the deferred acquisition cost asset. When appropriate, management revises its assumptions on the estimated gross profits of these contracts and the cumulative amortization for the books of business are re-estimated and adjusted by a cumulative charge or credit to income. The average rate of assumed future investment yield used in estimating expected gross profits related to variable annuity and variable life business was 9.0% at December 31, 2001 and for all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5.0-8.5%.

Deferred policy acquisition costs related to traditional policies are amortized over the premium paying period of the related policies in proportion to the ratio of the present value of annual expected premium income to the present value of total expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

Acquisition costs and their related deferral are included in the Company’s insurance expenses and other as follows:

	2001	2000	1999

Commissions	$1,427	$1,301	$1,152

Deferred acquisition costs	(1,083)	(988)	(948)

General insurance expenses and other	1,015	923	853

Insurance expenses and other	$1,359	$1,236	$1,057

(h) Future Policy Benefits

Liabilities for future policy benefits are computed by the net level premium method using interest rate assumptions varying from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss and Medicare Supplement, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience. The following table displays the development of claim reserves (included in future policy benefits on the Consolidated Balance Sheets) resulting primarily from group disability products:

	For the years ended
	December 31,

	2001	2000	1999

Beginning claim reserves – gross	$2,384	$2,128	$1,938

Less: Reinsurance recoverables	177	125	125

Beginning claim reserves – net	2,207	2,003	1,813

Incurred expenses related to:

Current year	1,272	1,093	1,013

Prior years	(15)	(11)	(33)

Total incurred	1,257	1,082	980

Paid expenses related to:

Current year	439	410	360

Prior years	525	468	430

Total paid	964	878	790

Ending claim reserves – net	2,500	2,207	2,003

Add: Reinsurance recoverables	264	177	125

Ending claim reserves – gross	$2,764	$2,384	$2,128

(i) Other Policyholder Funds

Other policyholder funds include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in other policyholder funds, $18.8 billion and $15.6 billion for the years ended December 31, 2001 and 2000, respectively, represent policyholder obligations.

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

(j) Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company’s accident and health products are long duration contracts and premiums are recognized as revenues when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(k) Foreign Currency Translation

Foreign currency translation gains and losses are reflected in stockholder’s equity as a component of accumulated other comprehensive income. Balance sheet accounts are translated at the exchange rates in effect at each year-end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of international operations are generally their functional currencies.

(l) Dividends to Policyholders

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under participating policies and applicable state laws. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.

Participating life insurance in force accounted for 8%, 17% and 20% as of December 31, 2001, 2000 and 1999, respectively, of total life insurance in force. Dividends to policyholders were $68, $67 and $104 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no additional amounts of income allocated to participating policyholders.

(m) Mutual Funds

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of 21 mutual funds. The Company charges management fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities or operations of the Company.

3. September 11 Terrorist Attack

As a result of the September 11 terrorist attack, the Company recorded an estimated loss amounting to $20, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company’s ceded reinsurance programs. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

4. Common Stock Acquired by The Hartford

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

As a result of the above, all eligible participants of Hartford Life’s stock based compensation plans have been converted to The Hartford’s stock based compensation plans as described in Note 13.

5. Fortis Acquisition

On April 2, 2001, Hartford Life acquired the individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (“Fortis Financial Group” or “Fortis”) for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for using the purchase method and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company’s Consolidated Statements of Income.

Purchase consideration for the transaction was as follows:

Issuance of:

Capital contribution from parent	$615

Long-term notes:

$400 7.375% notes due March 1, 2031	400

Trust preferred securities

$200 7.625% Trust Preferred Securities (Series B) due February 15, 2050	200

Consideration raised	$1,215

The assets and liabilities acquired in this transaction were generally recorded at estimated fair values as prescribed by applicable purchase accounting rules. In addition, an intangible asset representing the present value of future profits (“PVP”) of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the year ended December 31, 2001, amortization of PVP amounted to $66. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, also has been recorded and was being amortized on a straight-line basis until January 1, 2002. (See Note 2(c)).

The following is detail of the PVP activity as of December 31, 2001:

2001

Beginning PVP balance	$-

Acquisition costs	605

Accretion of interest	29

Amortization	(66)

Ending PVP balance	$568

6. Sale of Sudamericana Holding S.A.

On September 7, 2001, Hartford Life completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $21 related to the sale.

7. Investments and Derivative Instruments

	For the years ended December 31,

	2001	2000	1999

(a) Components of Net Investment Income

Interest income from fixed maturities	$1,364	$1,213	$1,121

Interest income from policy loans	307	308	391

Income from other investments	124	88	66

Gross investment income	1,795	1,609	1,578

Less: Investment expenses	16	17	16

Net investment income	$1,779	$1,592	$1,562

(b) Components of Net Realized Capital (Losses) Gains

Fixed maturities	$(49)	$(120)	$(11)

Equity securities	(11)	23	12

Sale of affiliates and other (1)	(74)	–	(4)

Change in liability to policyholders for net realized capital losses (gains)	1	9	(2)

Net realized capital losses	$(133)	$(88)	$(5)

(1)	2001 includes before tax losses of $35 related to the sale of international subsidiaries.

	For the years ended December 31,

	2001	2000	1999
c) Change in Unrealized Capital (Losses) Gains on Equity Securities

Gross unrealized capital gains	$9	$5	$25

Gross unrealized capital losses	(29)	(15)	(2)

Net unrealized capital (losses) gains	(20)	(10)	23

Deferred income taxes	(7)	(4)	7

Net unrealized capital (losses) gains, net of tax	(13)	(6)	16

Balance – beginning of year	(6)	16	11

Net change in unrealized capital (losses) gains on equity securities	$(7)	$(21)	$5

(d) Change in Unrealized Capital Gains (Losses) on Fixed Maturities

Gross unrealized capital gains	$626	$384	$70

Gross unrealized capital losses	(335)	(307)	(637)

Net unrealized capital gains (losses) credited to policyholders	(21)	(10)	24

Net unrealized gains (losses)	270	67	(543)

Deferred income taxes	(94)	21	(191)

Net unrealized gains (losses), net of tax	176	46	(352)

Balance – beginning of year	46	(352)	252

Change in unrealized capital gains (losses) on fixed maturities	$130	$398	$(604)

(e) Fixed Maturity Investments

	As of December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$361	$16	$(3)	$374

U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset backed	1,498	33	(3)	1,528

States, municipalities and political subdivisions	1,569	54	(12)	1,611

International governments	371	22	(3)	390

Public utilities	1,065	16	(26)	1,055

All other corporate, including international	9,644	305	(147)	9,802

All other corporate – asset backed	6,627	165	(115)	6,677

Short-term investments	1,245	–	–	1,245

Certificates of deposit	575	13	(26)	562

Redeemable preferred stock	55	2	–	57

Total fixed maturities	$23,010	$626	$(335)	$23,301

	As of December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$227	$17	$—	$244

U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset backed	1,209	25	(9)	1,225

States, municipalities and political subdivisions	1,422	73	(22)	1,473

International governments	319	10	(8)	321

Public utilities	645	5	(10)	640

All other corporate, including international	6,648	123	(195)	6,576

All other corporate – asset backed	6,072	125	(46)	6,151

Short-term investments	975	—	—	975

Certificates of deposit	458	3	(14)	447

Redeemable preferred stock	196	3	(3)	196

Total fixed maturities	$18,171	$384	$(307)	$18,248

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value
One year or less	$3,001	$3,014

Over one year through five years	7,544	7,657

Over five years through ten years	5,863	5,923

Over ten years	6,602	6,707

Total	$23,010	$23,301

(f) Sales of Fixed Maturity and Equity Security Investments

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2001, 2000 and 1999 resulted in proceeds of $6.0 billion, $3.8 billion and $3.8 billion, gross realized capital gains of $57, $114 and $178 and gross realized capital losses of ($105), ($225) and ($191), respectively. Sales of equity security investments for the years ended December 31, 2001, 2000 and 1999 resulted in proceeds of $46, $42, and $38 and gross realized capital gains of $2, $37 and $12, respectively, and gross realized capital losses of $(13) and $(14) for the years ended December 31, 2001 and 2000, respectively. There were no realized capital losses on sales of equity securities in 1999.

(g) Concentration of Credit Risk

The Company is not exposed to any credit concentration of a single issuer greater than 10% of stockholder’s equity.

(h) Derivative Instruments

The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $6.7 billion at December 31, 2001 and $5.0 billion at December 31, 2000.

The Company uses derivative instruments in its management of market risk consistent with four risk management strategies: hedging anticipated transactions, hedging liability instruments, hedging invested assets and hedging portfolios of assets and/or liabilities.

A reconciliation between notional amounts as of December 31, 2001 and 2000 by derivative type and strategy is as follows:

	December 31, 2000		Maturities/	December 31, 2001
	Notional Amount	Additions	Terminations	Notional Amount

By Derivative Type

Caps	$592	$11	$—	$603

Floors	295	25	—	320

Swaps/Forwards	3,593	1,993	994	4,592

Futures	144	153	220	77

Options	356	1,111	311	1,156

Total	$4,980	$3,293	$1,525	$6,748

By Strategy

Liability	$774	$82	$43	$813

Anticipatory	144	468	292	320

Asset	3,163	2,743	1,190	4,716

Portfolio	899	—	—	899

Total	$4,980	$3,293	$1,525	$6,748

[1] During 2001, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

(i) Collateral Arrangements

Hartford Life entered into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments and repurchase agreements. As of December 31, 2001 and 2000, collateral pledged has not been separately reported in the Consolidated Balance Sheets. The classification and carrying amounts of collateral pledged at December 31, 2001 and 2000 were as follows:

Assets	2001	2000

U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)	$1	$3

U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)—asset backed	53	31

Total	$54	$34

At December 31, 2001 and 2000, Hartford Life had accepted collateral consisting of cash and U.S. Government securities with a fair value of $161 and $252, respectively. At December 31, 2001 and 2000, only cash collateral of $108 and $31, respectively, was recorded on the balance sheet in fixed maturities and other liabilities. While Hartford Life is permitted by contract to sell or repledge the noncash collateral, none of the collateral has been sold or repledged at December 31, 2001 and 2000. As of December 31, 2001 and 2000 all collateral accepted was held in separate custodial accounts.

8. Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. Hartford Life uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

Fair value for fixed maturities and marketable equity securities approximates those quotations published by applicable stock exchanges or received from other reliable sources. For policy loans, carrying amounts approximate fair value.

Fair value of limited partnerships is based on external market valuations from partnership management.

Derivative instruments are reported at fair value based on internally established valuations that are consistent with external valuation models.

Other policyholder funds fair value information is determined by estimating future cash flows, discounted at the current market rate.

Fair value for long-term debt and trust preferred securities is based on external valuation using discounted future cash flows at current market interest rates.

The fair value of derivative financial instruments, including swaps, caps, floors, futures, options and forward commitments, is determined using an internal pricing model that is similar to external valuation models. Derivative instruments are reported below as a component of other investments. The carrying amount and fair values of Hartford Life’s financial instruments as of December 31, 2001 and 2000 were as follows:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets

Fixed maturities	$23,301	$23,301	$18,248	$18,248

Equity securities	428	428	171	171

Policy loans	3,317	3,317	3,610	3,610

Limited partnerships	811	811	668	670

Other investments	520	520	242	243

Liabilities

Other policyholder funds (1)	$16,077	$15,939	$11,985	$11,607

Long-term debt	1,050	1,118	650	658

Trust preferred securities	450	461	250	245

(1)	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

9. Separate Accounts

Hartford Life maintained separate account assets and liabilities totaling $114.7 billion and $114.0 billion as of December 31, 2001 and 2000, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $104.6 billion and $104.2 billion as of December 31, 2001 and 2000, respectively, wherein the policyholder assumes substantially all the investment risks and rewards, and guaranteed separate accounts totaling $10.1 and $9.8 billion as of December 31, 2001 and 2000, respectively, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. Included in non-guaranteed separate account assets were policy loans totaling $575 and $697 as of December 31, 2001 and 2000, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues were $1.3 billion, $1.4 billion and $1.1 billion in 2001, 2000 and 1999, respectively. The guaranteed separate accounts include fixed market value adjusted (“MVA”) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.4% and 6.6% as of December 31, 2001 and 2000, respectively. The assets that support these liabilities were comprised of $9.8 billion and $9.6 billion in fixed maturities as of December 31, 2001 and 2000, respectively, and $243 and $127 of other investments as of December 31, 2001 and 2000, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $37 and $3 in net carrying value and $3.2 billion and $3.5 billion in notional amounts as of December 31, 2001 and 2000, respectively.

10. Debt

	2001		2000

		Weighted Average		Weighted Average
	Amount	Interest Rate (1)	Amount	Interest Rate (1)

Long-Term Debt

6.90% notes, due June 2004	$200	7.0%	$200	7.0%

7.10% notes, due June 2007	200	7.2%	200	7.2%

7.65% debentures, due June 2027	250	7.8%	250	7.8%

7.375% notes, due March 2031	400	7.5%	N/A	N/A

Total long-term debt	$1,050	7.4%	$650	7.4%

(1)	Represents the effective interest rate at the end of the year.

(a) Short-Term Debt

As of December 31, 2001, Hartford Life maintained a $250 five year revolving credit facility comprised of four participatory banks. This facility, which expires in 2003, is available for general corporate purposes and to provide additional support for the Company’s commercial paper program. As of December 31, 2001, there were no outstanding borrowings under the facility or commercial paper program.

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2001, the Company had no outstanding borrowings under the program.

(b) Long-Term Debt

Hartford Life’s long-term debt securities are unsecured obligations of Hartford Life and rank on a parity with all other unsecured and unsubordinated indebtedness. In February 1997, the Company filed a shelf registration statement for the issuance and sale of up to $1.0 billion in the aggregate of senior debt securities, subordinated debt securities and preferred stock. In June 1997, the Company issued an aggregate principal amount of $650 of unsecured redeemable long-term debt in the form of notes and debentures, maturing between 2004 and 2027. Interest on each of the notes and debentures is payable semi-annually on June 15 and December 15 of each year, which commenced December 15, 1997.

In June 1998, Hartford Life filed an omnibus registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities described above. The Company issued $250 of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures on June 29, 1998, as discussed below.

On March 1, 2001, Hartford Life issued $400 of senior debt securities maturing in 2031 from its existing shelf registration in order to partially finance the Fortis acquisition. Interest on the debt securities is payable semi-annually on March 1 and September 1, of each year which commenced September 1, 2001.

On March 6, 2001, the Company issued $200 of Company obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures, as discussed below.

On May 15, 2001, the Company filed an omnibus statement with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and equity securities, including up to $150 of previously registered but unsold securities, described above. As of December 31, 2001, Hartford Life had $1.0 billion remaining on its shelf.

Interest expense incurred related to short and long-term debt totaled $73 in 2001, $48 in 2000 and $49 in 1999.

11. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures

(a) Description

On March 6, 2001, Hartford Life Capital II, a Delaware statutory business trust formed by Hartford Life, issued 8,000,000, 7.625% Trust Preferred Securities, Series B (“Series B Preferred Securities”) under its June 1998 shelf registration. The material terms of the Series B Preferred Securities are substantially the same as Hartford Life’s Series A Preferred Securities described below, except for the rate and the maturity date. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior Subordinated Debentures issued by Hartford Life. As previously discussed in Note 5, the Company used the proceeds from the offering to partially fund the Fortis acquisition.

The Series B Preferred Securities represent undivided beneficial interests in Hartford Life Capital II’s assets, which consist solely of the Series B Junior Subordinated Debentures. Hartford Life owns all of the common securities of Hartford Life Capital II. Holders of Series B Preferred Securities are entitled to receive cumulative cash distributions accruing from March 6, 2001, the date of issuance, and payable quarterly in arrears commencing April 15, 2001 at the annual rate of 7.625% of the stated liquidation amount of $25.00 per Series B Preferred Security. The Series B Preferred Securities are subject to mandatory redemption upon repayment of the Series B Junior Subordinated Debentures at maturity or upon earlier redemption. Hartford Life has the right to redeem the Series B Junior Subordinated Debentures on or after March 6, 2006 or earlier upon the occurrence of certain events. Holders of Series B Preferred Securities generally have no voting rights.

The Series B Junior Subordinated Debentures bear interest at the annual rate of 7.625% of the principal amount, payable quarterly in arrears commencing April 15, 2001, and mature on February 15, 2050. The Series B Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of the Company and are effectively subordinated to all existing and future obligations of the Company’s Subsidiaries.

The Company has the right at any time and from time to time, to defer payments of interest on the Series B Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Series B Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Series B Junior Subordinated Debentures to be distributed to the holders of the Series B Preferred Securities. The Company has guaranteed, on a subordinated basis, all of the Hartford Life Capital II obligations under the Series B Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent Hartford Life Capital II has funds available to make such payments.

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by the Company, issued 10,000,000, 7.2% Trust Preferred Securities, Series A (“Series A Preferred Securities”). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) issued by HLI. HLI used the proceeds from the offering for the retirement of its outstanding commercial paper, for acquisitions and for other general corporate purposes.

The Series A Preferred Securities represent undivided beneficial interests in Hartford Life Capital I’s assets, which consist solely of the Junior Subordinated Debentures. The Company owns all of the beneficial interests represented by Series A Common Securities of Hartford Life Capital I. Holders of Series A Preferred Securities are entitled to receive cumulative cash distributions accruing from June 29, 1998, the date of issuance, and payable quarterly in arrears commencing July 15, 1998 at the annual rate of 7.2% of the stated liquidation amount of $25.00 per Series A Preferred Security. Holders of Series A Preferred Securities generally have no voting rights. The Series A Preferred Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or upon earlier redemption.

The Company has the right to redeem the Junior Subordinated Debentures (i) in whole or in part on or after June 30, 2003, or (ii) at any time, in whole only, upon the occurrence of certain specified events. In either case, the redemption price equals the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption plus the principal amount thereof. In addition, prior to June 30, 2003, the Company shall have the right to redeem the Junior Subordinated Debentures at any time, in whole or in part, at a redemption price equal to the accrued and unpaid interest on the Junior Subordinated Debentures so redeemed to the date fixed for redemption, plus the greater of (a) the principal amount thereof or (b) an amount equal to the present value on the redemption date of the interest payments that would have been paid through June 20, 2003, after discounting that amount on a quarterly basis from the originally scheduled date for payment, and the present value on the redemption date of principal, after discounting that amount on a quarterly basis from June 30, 2003, at a discount rate tied to the interest rate on U.S. Treasury securities maturing on June 30, 2003. The Junior Subordinated Debentures bear interest at the annual rate of 7.2% of the principal amount, payable quarterly in arrears commencing June 29, 1998, and mature on June 30, 2038. The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of the Company and are effectively subordinated to all existing and future liabilities of its subsidiaries.

The Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Series A Preferred Securities and the Series A Common Securities. The Company has guaranteed, on a subordinated basis, all of the Hartford Life Capital I obligations under the Series A Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation but only to the extent that Hartford Life Capital I has funds to make such payments.

(b) Interest expense

Interest expense with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $31 in 2001 and $18 in both in 2000 and 1999.

12. Stockholder’s Equity

(a) Preferred Stock

Hartford Life had 50,000,000 shares of preferred stock authorized, none of which were issued and outstanding as of December 31, 1999. In conjunction with The Hartford Acquisition, Hartford Life canceled its authorized preferred stock.

(b) Statutory Results

	For the years ended December 31,

	2001	2000	1999

Statutory net income (loss)	$(364)	$399	$220

Statutory capital and surplus	$2,991	$2,407	$2,214

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. As of December 31, 2001, the maximum amount of statutory dividends which may be paid by the insurance subsidiaries of the Company in 2002, without prior approval, is estimated to be $299.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life’s domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. As of December 31, 2001 the impact of applying the new guidance resulted in a benefit of approximately $74 in statutory surplus.

13. Stock Compensation Plans

Hartford Life’s employees are included in The Hartford 2000 Incentive Stock Plan (the 2000 Plan) and The Hartford Employee Stock Purchase Plan. Prior to The Hartford Acquisition, eligible employees of Hartford Life were included in Hartford Life’s stock based compensation plans, the 1997 Hartford Life, Inc. Incentive Stock Plan and the Hartford Life, Inc. Employee Stock Purchase Plan. As a result of The Hartford Acquisition, all eligible participants of Hartford Life’s stock based compensation plans were converted to The Hartford’s stock based compensation plans.

Under the 2000 Plan, awards may be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the 2000 Plan. The aggregate number of shares of stock which may be awarded is subject to a maximum limit of 17,211,837 shares applicable to all awards for the ten-year duration of the 2000 Plan.

All options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company’s common shares or at seven years after the date of grant. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2001, The Hartford had not issued any incentive stock options under the 2000 Plan.

Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than two nor more than five years, and restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares.

Under the Hartford Employee Stock Purchase Plan eligible employees may purchase common stock of the company at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period.

The Company applies APB Opinion No. 25 and related interpretation in accounting for its stock based compensation plans. Accordingly, in the measurement of compensation expense the Company utilizes the excess of market price over exercise price, on the first date that both the number of shares and award price are known. For the years ended December 31, 2001, 2000 and 1999, compensation expense related to the stock based compensation plans was not material. Had compensation cost for the Incentive Stock Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have been reduced to the pro forma amounts indicated as follows:

	2001	2000	1999

Net income As reported	$685	$575	$467

Pro forma (1)	669	563	456

(1)	The pro forma disclosures are not representative of the effects on net income in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 1.6% for 2001 and 1.0% for both 2000 and 1999; expected price variability of 29% for 2001 and 36% for 2000 and 1999; risk free interest rates of 5.0% for the 2001 grants, 6.7% for the 2000 grants and 5.3% for the 1999 grants; and expected lives of six years for 2001 and five years for both 2000 and 1999. The weighted average fair value of options granted are $24.86, 14.48 and 19.41 as of 2001, 2000 and 1999, respectively.

14. Postretirement Benefit and Savings Plans

(a) Pension Plans

Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford, was $16, $8 and $10 in 2001, 2000 and 1999, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2001, 2000 and 1999.

(b) Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. The cost to Hartford Life for this plan was approximately $8 in both 2001 and 2000 and $6 in 1999.

15. Reinsurance

Hartford Life cedes insurance to other insurers in order to limit its maximum losses. Such transfer does not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. Hartford Life reduces this risk by evaluating the financial condition of reinsurers and monitoring for possible concentrations of credit risk. As of December 31, 2001, Hartford Life had no significant concentrations of credit risk related to reinsurance greater than 10% of stockholders’ equity.

The Company records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Reinsurance recoveries on ceded reinsurance contracts recognized in the Consolidated Statements of Income were $392, $225 and $168 for the years ended December 31, 2001, 2000 and 1999, respectively. Hartford Life also assumes reinsurance from other insurers.

The effect of reinsurance on fee income, earned premiums and other is summarized as follows:

	For the years ended December 31,

Fee income, earned premiums and other	2001	2000	1999

Gross premiums	$5,069	$4,645	$4,068

Reinsurance assumed	232	137	154

Reinsurance ceded	(398)	(296)	(243)

Net retained premiums	$4,903	$4,486	$3,979

16. Income Tax

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

Beginning in 2000, the Company was included in The Hartford’s consolidated Federal income tax return. The life insurance companies filed a separate consolidated Federal income tax return for 1999. The Company’s effective tax rate was 7%, 27% and 32% in 2001, 2000 and 1999, respectively.

Income tax expense (benefit) is as follows:

	For the years ended December 31,

	2001	2000	1999

Current	$(230)	$115	$(41)

Deferred	284	98	260

Income tax expense	$54	$213	$219

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,

	2001	2000	1999

Tax provision at the U.S. federal statutory rate	$268	$276	$240

Tax-exempt interest	(88)	(47)	(17)

IRS audit settlement (see Note 18 (c))	—	(24)	—

Tax adjustment (see Note 18 (c))	(130)	—	—

Other	4	8	(4)

Provision for income tax	$54	$213	$219

Deferred tax assets (liabilities) include the following as of December 31:

	2001	2000

Tax basis deferred policy acquisition costs	$777	$786

Financial statement deferred policy acquisition costs and reserves	(596)	(104)

Employee benefits	27	27

Net unrealized capital (gains) losses on securities	(127)	(17)

Investments and other	(97)	(469)

Total deferred tax asset (liability)	$(16)	$223

Hartford Life had current federal income tax receivables of $153 and $105 as of December 31, 2001 and 2000, respectively.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote, therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2001.

17. Related Party Transactions

Transactions of the Company with Hartford Fire and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $80 in 2001, $84 in 2000 and $72 in 1999. Included in other liabilities are $24 and $22 due to The Hartford as of December 31, 2001 and 2000, respectively.

18. Commitments and Contingent Liabilities

(a) Litigation

Hartford Life is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

(b) Leases

The rent paid to Hartford Fire for space occupied by the Company was $25 in 2001 and 2000, and $15 in 1999. Future minimum rental commitments are as follows:

2002	$25

2003	23

2004	23

2005	23

2006	22

Thereafter	66

Total	$182

Hartford Life’s principal executive offices are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $18 in 2001 and 2000 and $16 in 1999.

(c) Tax Matters

Hartford Life’s Federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). In August 2001, the Company recorded a $130 benefit, primarily the result of the favorable treatment of certain tax matters related to separate account investment activity arising during the 1996-2000 tax years. During 2000, the Company recorded a $24 tax benefit as a result of a settlement with the IRS with respect to certain similar tax matters for the 1993-1995 tax years.

Management believes that adequate provisions have been made in the financial statements for any potential assessments that may result from tax examination and other tax related matters for all open tax years.

(d) Unfunded Commitments

At December 31, 2001, Hartford Life has outstanding commitments to fund limited partnership investments totaling $206. These capital commitments can be called by the partnerships during the (on average, 3-6 years) commitment period to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, Hartford Life is not required to fund the remaining unfunded commitment, but may elect to do so.

19. Segment Information

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in an Other category, its international operations, which are primarily located in Latin America and Japan, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment’s investment portfolios. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company’s segments.

	For the years ended December 31,

	2001	2000	1999

Revenues

Investment Products	$2,506	$2,380	$2,041

Individual Life	890	640	584

Group Benefits	2,507	2,207	2,024

COLI	719	767	831

Other	(73)	(4)	56

Total revenues	$6,549	$5,990	$5,536

Net Investment Income

Investment Products	$886	$741	$708

Individual Life	243	181	172

Group Benefits	248	226	195

COLI	352	366	431

Other	50	78	56

Total net investment income	$1,779	$1,592	$1,562

Amortization of Deferred Policy Acquisition Costs and PVP

Investment Products	$461	$516	$430

Individual Life	168	145	129

Group Benefits	11	10	9

COLI	—	—	—

Other	2	–	–

Total amortization of deferred policy acquisition costs and PVP	$642	$671	$568

Income Tax Expense (Benefit)

Investment Products	$155	$189	$173

Individual Life	57	39	38

Group Benefits	29	24	23

COLI	18	19	17

Other	(205)	(58)	(32)

Total income tax expense	$54	$213	$219

Net Income (Loss)

Investment Products	$463	$424	$330

Individual Life	121	79	71

Group Benefits	106	90	79

COLI	37	34	30

Other	(42)	(52)	(43)

Total net income	$685	$575	$467

Assets

Investment Products	$103,906	$107,467	$107,256

Individual Life	9,157	7,270	6,629

Group Benefits	4,686	4,111	3,640

COLI	26,840	23,390	20,158

Other	7,023	1,383	1,350

Total assets	$151,612	$143,621	$139,033

	For the years ended December 31,

Revenues by Product	2001	2000	1999

Investment Products

Individual Annuities	$1,492	$1,538	$1,354

Other	1,014	842	687

Total Investment Products	2,506	2,380	2,041

Individual Life	890	640	584

Group Benefits	2,507	2,207	2,024

COLI	719	767	831

19. Quarterly Results for 2001 and 2000 (unaudited)

	Three Months Ended

	March 31,		June 30,		September 30,		December 31,

	2001	2000	2001	2000	2001	2000	2001	2000

Revenues	$1,590	$1,446	$1,695	$1,441	$1,605	$1,587	$1,659	$1,516

Benefits, claims and expenses	1,368	1,226	1,467	1,275	1,469	1,368	1,480	1,333

Net income	138	150	162	146	250	152	135	127

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2001

			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities

Bonds and Notes

U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$361	$374	$374

U.S. Government and Government agencies and authorities (guaranteed and sponsored)—asset backed	1,498	1,528	1,528

States, municipalities and political subdivisions	1,569	1,611	1,611

International governments	371	390	390

Public utilities	1,065	1,055	1,055

All other corporate, including international	9,644	9,802	9,802

All other corporate—asset backed	6,627	6,677	6,677

Short-term investments	1,245	1,245	1,245

Certificates of deposit	575	562	562

Redeemable preferred stock	55	57	57

Total fixed maturities	23,010	23,301	23,301

Equity Securities

Common Stocks

Banks, trusts and insurance companies	—	—	—

Industrial and miscellaneous	448	428	428

Total equity securities	448	428	428

Total fixed maturities and equity securities	23,458	23,729	23,729

Policy Loans	3,317	3,317	3,317

Other Investments

Mortgage loans on real estate	330	330	330

Investment in partnerships	773	812	812

Other invested assets	104	189	189

Total other investments	1,207	1,331	1,331

Total investments	$27,982	$28,377	$28,377

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
(Registrant)

(In millions)	As of December 31,

Condensed Balance Sheets	2001	2000

Assets

Fixed maturities, available for sale, at fair value

(amortized cost of $16 and $1)	$16	$1

Investment in subsidiaries	6,077	4,110

Other assets	64	15

Total assets	6,157	4,126

Liabilities and Stockholder’s Equity

Long-term debt	1,050	650

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	450	250

Other liabilities	47	19

Total liabilities	1,547	919

Total stockholder’s equity	4,610	3,207

Total liabilities and stockholder’s equity	$6,157	$4,126

(In millions)	For the years ended December 31,

Condensed Statements of Income	2001	2000	1999

Earnings of subsidiaries	$869	$854	$753

Interest expense	104	66	67

Income before income tax expense	765	788	686

Income tax expense	54	213	219

Cumulative effect of accounting change	(26)	—	—

Net income	$685	$575	$467

The financial information of Hartford Life, Inc. (parent company of Hartford Life) should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (continued)
(Registrant)

(In millions)
Condensed Statements of Cash Flows	For the years ended December 31,

	2001	2000	1999

Operating Activities

Net income	$685	$575	$467

Undistributed earnings of subsidiaries	(624)	(526)	(420)

Change in other assets and liabilities	(20)	–	3

Cash provided by operating activities	41	49	50

Investing Activities

Sales (purchases) of investments	(15)	–	1

Capital contribution to subsidiary	(1,177)	–	–

Cash provided by (used for) investing activities	(1,192)	–	1

Financing Activities

Proceeds from long-term debt	400	–	–

Proceeds from issuance of company obligated mandatorily Redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	200	–	–

Capital contribution from parent	615	–	–

Dividends paid	(64)	(55)	(50)

Proceeds from parent to retire common stock	–	226	–

Payments to retire common stock	–	(226)	–

Net issuance (purchase) of common stock	–	6	(1)

Cash (used for) provided by financing activities	1,151	(49)	(51)

Net change in cash	–	–	–

Cash — beginning of year	–	–	–

Cash — end of year	$–	$–	$–

Supplemental Disclosure of Cash Flow Information

Net Cash Activity During the Year For:

Interest expense paid	$89	$65	$65

Tax refund received	$11	$20	$24

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2001, 2000 and 1999

(In millions)

	Deferred		Other
	Policy		Policy-
	Acquisition	Future	holder
Segment	Costs	Policy Benefits	Funds

2001

Investment Products	$3,683	$4,513	$11,211

Individual Life	1,249	558	3,496

Group Benefits	36	3,352	289

Corporate Owned Life Insurance	8	321	4,120

Other	29	98	241

Consolidated operations	$5,005	$8,842	$19,357

2000

Investment Products	$3,377	$3,486	$8,417

Individual Life	1,114	332	2,523

Group Benefits	36	2,969	235

Corporate Owned Life Insurance	—	283	4,645

Other	—	4	29

Consolidated operations	$4,527	$7,074	$15,849

1999

Investment Products	$3,165	$2,882	$8,987

Individual Life	1,013	331	2,415

Group Benefits	32	2,698	207

Corporate Owned Life Insurance	—	321	5,244

Other	—	4	20

Consolidated operations	$4,210	$6,236	$16,873

		Earned		Net
		Premiums	Net	Realized
	Policy	and	Investment	Capital
Segment	Fees	Other	Income	Losses

2001

Investment Products	$1,622	$(2)	$886	$—

Individual Life	634	13	243	—

Group Benefits	17	2,242	248	—

Corporate Owned Life Insurance	355	12	352	—

Other	5	5	50	(133)

Consolidated operations	$2,633	$2,270	$1,779	$(133)

2000

Investment Products	$1,621	$18	$741	$—

Individual Life	454	5	181	—

Group Benefits	17	1,964	226	—

Corporate Owned Life Insurance	392	9	366	—

Other	—	6	78	(88)

Consolidated operations	$2,484	$2,002	$1,592	$(88)

1999

Investment Products	$1,295	$38	$708	$—

Individual Life	395	17	172	—

Group Benefits	15	1,814	195	—

Corporate Owned Life Insurance	400	—	431	—

Other	—	5	56	(5)

Consolidated operations	$2,105	$1,874	$1,562	$(5)

	Benefits,		Amortization
	Claims and		of Deferred
	Claim	Insurance	Policy	Dividends
	Adjustment	Expenses	Acquisition	to Policy-	Interest
Segment	Expenses	and other	Costs	holders	Expense

2001

Investment Products	$819	$608	$461	$—	$—

Individual Life	385	157	168	2	—

Group Benefits	1,874	487	11	—	—

Corporate Owned Life Insurance	514	84	—	66	—

Other	19	23	2	—	104

Consolidated operations	$3,611	$1,359	$642	$68	$104

2000

Investment Products	$700	$551	$516	$—	$—

Individual Life	274	103	145	—	—

Group Benefits	1,643	440	10	—	—

Corporate Owned Life Insurance	545	102	—	67	—

Other	—	40	—	—	66

Consolidated operations	$3,162	$1,236	$671	$67	$66

1999

Investment Products	$668	$440	$430	$—	$—

Individual Life	258	88	129	—	—

Group Benefits	1,507	406	9	—	—

Corporate Owned Life Insurance	621	59	—	104	—

Other	—	64	—	—	67

Consolidated operations	$3,054	$1,057	$568	$104	$67

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

			Assumed		Percentage of
		Ceded to	From		Amount
	Gross	Other	Other	Net	Assumed to
(In millions)	Amount	Companies	Companies	Amount	Net

For the year ended December 31, 2001

Life insurance in force	$534,489	$142,352	$50,828	$442,965	11.5%

Fee income, earned premiums and other

Life insurance and annuities	$3,661	$282	$81	$3,460	2.3%

Accident and health insurance	1,408	116	151	1,443	10.5%

Total fee income, earned premiums and other	$5,069	$398	$232	$4,903	4.7%

For the year ended December 31, 2000

Life insurance in force	$555,963	$109,393	$18,364	464,934	3.9%

Fee income, earned premiums and other

Life insurance and annuities	$3,306	$190	$64	$3,180	2.0%

Accident and health insurance	1,339	106	73	1,306	5.6%

Total fee income, earned premiums and other	$4,645	$296	$137	$4,486	3.1%

For the year ended December 31, 1999

Life insurance in force	$515,119	$126,909	$14,903	$403,113	3.7%

Fee income, earned premiums and other

Life insurance and annuities	$2,902	$167	$54	$2,789	1.9%

Accident and health insurance	1,166	76	100	1,190	8.4%

Total fee income, earned premiums and other	$4,068	$243	$154	$3,979	3.9%

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

		Charged to
	Balance	Costs	Translation	Write-offs/	Balance
(In millions)	January 1,	and Expenses	Adjustment	Payments/Other	December 31,

2001

Accumulated depreciation of plant, property and equipment	$173	$36	$—	$(6)	$203

2000

Accumulated depreciation of plant, property and equipment	$154	$27	$—	$(8)	$173

1999

Accumulated depreciation of plant, property and equipment	$137	$19	$—	$(2)	$154

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE, INC.

By: /s/ Mary Jane B. Fortin Mary Jane B. Fortin Senior Vice President and Chief Accounting Officer

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramani Ayer Ramani Ayer	Chairman and Director	March 28, 2002

/s/ Thomas M. Marra Thomas M. Marra	President, Chief Operating Officer and Director	March 28, 2002

/s/ David T. Foy David T. Foy	Senior Vice President and Chief Financial Officer	March 28, 2002

/s/ Mary Jane B. Fortin Mary Jane B. Fortin	Senior Vice President and Chief Accounting Officer	March 28, 2002

/s/ David K. Zwiener David K. Zwiener	Director	March 28, 2002

II-1

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
EXHIBITS INDEX

Exhibit #

3.01	Restated Certificate of Incorporation of Hartford Life, Inc. (“Hartford Life” or the “Company”), was filed as Exhibit 3.01 to the Company’s Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

3.02	Amended and Restated By-Laws of the Company, effective June 27, 2000 were filed as Exhibit 3.02 to the Company’s Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

4.01	Amended and Restated Certificate of Incorporation and By-Laws of the Company (included as Exhibits 3.01 and 3.02, respectively)

4.02	Senior Indenture, dated as of May 19, 1997, between the Company and Citibank, N.A., as trustee, with respect to the Company’s 6.90% Notes due June 15, 2004, 7.10% Notes due June 15, 2007, and 7.65% Debentures due June 15, 2027, was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Amendment No. 2) dated May 23, 1997, and is incorporated herein by reference.

4.03	Subordinated Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of June 1, 1998, was filed as Exhibit 4.03 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.04	First Supplemental Indenture, dated as of June 29, 1998 between Hartford Life, as Issuer, and Wilmington Trust Company, as Trustee, with respect to 7.2% Junior Subordinated Deferrable Interest Debentures, due 2038, was filed as Exhibit 4.04 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.05	Form of Junior Subordinated Deferrable Interest Debenture, Series A, due 2038, included as Exhibit A to Exhibit 4.04 filed herein by reference.

4.06	Declaration of Trust of Hartford Life Capital I, dated as of June 3, 1998 between the Company, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.06 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.07	Amended and Restated Declaration of Trust of Hartford Life Capital I, dated as of June 29, 1998 between the Trustee and the Sponsor, relating to the 7.2% Junior Subordinated Deferrable Interest Debentures, Series A, due 2038, was filed as Exhibit 4.07 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.08	Form of Preferred Security Certificate for Hartford Capital I, included as Exhibit A-1 to Exhibit 4.07 filed herein by reference.

4.09	Preferred Securities Guarantee Agreement, dated as of June 29, 1998 between Hartford Life, as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, relating to Hartford Life Capital I, was filed as Exhibit 4.09 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

II-2

Exhibit #

10.01	Master Intercompany Agreement among the Company, The Hartford Financial Services Group, Inc. (formerly known as ITT Hartford Group, Inc.) (The Hartford) and with respect to Articles VI and XII, Hartford Fire Insurance Company, was filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.02	Tax Sharing Agreement among The Hartford and its subsidiaries, including the Company, was filed as Exhibit 10.2 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.03	Management Agreement among Hartford Life Insurance Company and Hartford Investment Management Company, was filed as Exhibit 10.3 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.04	Management Agreement among certain subsidiaries of the Company and Hartford Investment Services, Inc., was filed as Exhibit 10.4 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.05	Sublease Agreement between Hartford Fire Insurance Company and the Company, was filed as Exhibit 10.5 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.06	Amended and restated Credit Agreement dated as of February 9, 1998 among Hartford Life, Inc., the lenders named therein and Citibank, N.A. as administrative agent was filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarterly period ended March 31, 1998 and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23	Consent of Arthur Andersen LLP to the incorporation by reference into the Company’s Registration Statements on Form S-8 and Form S-3 of the Report of Arthur Andersen LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.

II-3