Form 10-Q
period 2002-03-31
HARTFORD LIFE INC
filed 2002-05-15
CIK 1032204

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended March 31, 2002

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

As of May 15, 2002 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE

Consolidated Statements of Income - Three Months
Ended March 31, 2002 and 2001                                                              3

Consolidated Balance Sheets - March 31, 2002 and December 31, 2001                         4

Consolidated Statements of Changes in Stockholder's Equity
Three Months Ended March 31, 2002 and 2001                                                 5

Consolidated Statements of Cash Flows - Three Month
Ended March 31, 2002 and 2001                                                              6

Notes to Consolidated Financial Statements                                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                       11


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 17

Signature                                                                                 18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                   MARCH 31,
(In millions) (Unaudited)                                                    2002              2001
---------------------------------------------------------------------------------------------------
REVENUES
Fee income                                                                $   662           $   602
Earned premiums and other                                                     581               558
Net investment income                                                         448               430
Net realized capital losses                                                   (15)               --
---------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                        1,676             1,590
---------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                           897               870
Insurance expenses and other                                                  371               312
Amortization of deferred policy acquisition costs and present
value of future profits                                                       152               154
Dividends to policyholders                                                      6                12
Interest expense                                                               28                20
---------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                  1,454             1,368
---------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
       ACCOUNTING CHANGE                                                      222               222
Income tax expense                                                             52                61
---------------------------------------------------------------------------------------------------
       INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
                                                                              170               161
Cumulative effect of accounting change, net of tax                             --               (23)
---------------------------------------------------------------------------------------------------
       NET INCOME                                                         $   170           $   138
---------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,       DECEMBER 31,
(In millions, except for share data)                                       2002             2001
-----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value
    (amortized cost of $23,517 and $23,010)                             $  23,558         $  23,301
 Equity securities, at fair value                                             412               428
 Policy loans, at outstanding balance                                       3,288             3,317
 Other investments                                                          1,346             1,331
---------------------------------------------------------------------------------------------------
      Total investments                                                    28,604            28,377
 Cash                                                                         142               167
 Premiums receivable and agents' balances                                     270               229
 Reinsurance recoverables                                                     672               648
 Deferred policy acquisition costs and present value of
    future profits                                                          5,693             5,572
 Deferred income tax                                                          (12)              (16)
 Goodwill                                                                     799               799
 Other assets                                                               1,230             1,116
 Separate account assets                                                  117,689           114,720
---------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                    $ 155,087         $ 151,612
---------------------------------------------------------------------------------------------------

LIABILITIES
 Future policy benefits                                                 $   9,050         $   8,842
 Other policyholder funds                                                  19,773            19,357
 Long-term debt                                                             1,050             1,050
 Company obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely parent
   junior subordinated debentures                                             450               450
 Other liabilities                                                          2,491             2,583
 Separate account liabilities                                             117,689           114,720
---------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                 150,503           147,002
---------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
        par value $0.01                                                        --                --
 Capital surplus                                                            1,895             1,895
 Accumulated other comprehensive income                                        16               196
 Retained earnings                                                          2,673             2,519
---------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                          4,584             4,610
---------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 155,087         $ 151,612
---------------------------------------------------------------------------------------------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


THREE MONTHS ENDED MARCH 31, 2002

                                                                          ACCUMULATED OTHER
                                                                     COMPREHENSIVE INCOME (LOSS)
                                                             ------------------------------------------
                                                                            NET GAIN ON
                                                              UNREALIZED     CASH FLOW
                                                                GAIN ON       HEDGING       CUMULATIVE                     TOTAL
                                        COMMON     CAPITAL     SECURITIES,   INSTRUMENTS,   TRANSLATION     RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK     SURPLUS    NET OF TAX     NET OF TAX    ADJUSTMENTS      EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             $  --      $ 1,895         $163          $62          $(29)           $2,519     $  4,610
Comprehensive income
Net income                                                                                                      170          170
                                                                                                                        --------
Other comprehensive income, net of
tax (1)
  Unrealized loss on securities (3)                               (159)                                                     (159)
  Net gain on cash flow hedging
  instruments                                                                   (17)                                         (17)
  Cumulative translation adjustments                                                           (4)                            (4)
                                                                                                                        --------
Total other comprehensive income                                                                                            (180)
                                                                                                                        --------
    Total comprehensive income                                                                                               (10)
                                                                                                                        --------
Dividends declared                                                                                             (16)          (16)
--------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2002            $  --      $ 1,895         $  4          $45          $(33)          $2,673       $ 4,584
--------------------------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 2001


                                                                          ACCUMULATED OTHER
                                                                     COMPREHENSIVE INCOME (LOSS)
                                                              ----------------------------------------
                                                                            NET GAIN ON
                                                              UNREALIZED     CASH FLOW
                                                                GAIN ON       HEDGING       CUMULATIVE                    TOTAL
                                        COMMON    CAPITAL     SECURITIES,   INSTRUMENTS,   TRANSLATION      RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK    SURPLUS     NET OF TAX     NET OF TAX    ADJUSTMENTS      EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             $  --    $   1,280     $     40      $   --         $  (13)          $ 1,900     $  3,207
Comprehensive income
Net income                                                                                                      138          138
                                                                                                                        --------
Other comprehensive income, net of
tax (1)
  Cumulative effect of accounting                                    3           20                                           23
change (2)
  Unrealized gain on securities (3)                                125                                                       125
  Net gain on cash flow hedging
  instruments                                                                    21                                           21
  Cumulative translation adjustments                                                           (6)                            (6)
                                                                                                                        --------
Total other comprehensive income                                                                                             163
                                                                                                                        --------
    Total comprehensive income                                                                                               301
                                                                                                                        --------
Dividends declared                                                                                              (17)         (17)
Capital contribution from parent                      615                                                                    615
---------------------------------------------------------------------------------------------------------------------------------
    BALANCE, MARCH 31, 2001            $  --    $   1,895     $    168      $    41       $   (19)         $  2,021     $  4,106
---------------------------------------------------------------------------------------------------------------------------------


(1) Unrealized (loss) gain on securities is reflected net of tax (benefit) provision of $(86) and $67 for the three months ended March 31, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the first quarter ended March 31, 2001. Net
         (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(9) and $11 for the first three months ended March 31, 2002 and 2001. There is no tax effect on cumulative translation adjustments.

(2) Unrealized (loss) gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments for the first three months ended March 31, 2001.

(3) There were reclassification adjustments for after-tax losses in the amount of $7 realized in net income for the three months ended March 31, 2002. There were no reclassification adjustments for after-tax gains (losses) realized in net income for the three months ended March 31, 2001.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ------------------------
(In millions) (Unaudited)                                                           2002            2001
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                    $   170         $   138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
   Cumulative effect of change in accounting, net of tax                              --              23
   Amortization of deferred policy acquisition costs and
    present value of future profits
                                                                                     152             154
   Additions to deferred policy acquisition costs and
    present value of future profits                                                 (273)           (267)
   Depreciation and amortization                                                       7              (1)
   (Increase) decrease in premiums receivable and agents' balances                   (41)             20
   Decrease in other liabilities                                                     (89)           (209)
   Change in receivables, payables and accruals                                      (64)             (8)
   Decrease in accrued tax                                                           (29)           (109)
   Decrease in deferred income tax                                                    87             115
   Increase in future policy benefits                                                208             336
   Decrease in reinsurance recoverables                                               12              --
   Other, net                                                                        (54)            (73)
   Net realized capital losses                                                        15              --
--------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                      101             119
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                       (2,694)         (3,648)
   Sales of investments                                                            1,819           1,405
   Maturities and principal paydowns of fixed maturity investments                   395             474
   Capital expenditures and other                                                    (17)            (15)
--------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                        (497)         (1,784)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contribution from parent                                                   --             615
   Proceeds from issuance of long-term debt                                           --             400
   Proceeds from issuance of company obligated mandatorily
       redeemable preferred securities of subsidiary trust holding solely
       parent junior subordinated debentures                                          --             200
   Dividends paid                                                                    (16)            (14)
   Net disbursements for investment and universal
       life-type contracts charged against
     policyholder accounts                                                           389             469
--------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      373           1,670
--------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                   (23)              5
   Impact of foreign exchange                                                         (2)             (2)
--------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                        167             106
--------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                       $   142         $   109
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                     $    --         $   (79)
Interest                                                                         $    23         $     5


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

(b) ADOPTION OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its fair value is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

SFAS No. 142 requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly.

The Company is in the process of testing its goodwill asset for recoverability. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations.
(For further discussion of the impact of SFAS No. 142, see Note 2.)

2.  GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization.

The following table shows net income for the quarter ended March 31, 2001 adjusted for goodwill amortization occurring in that quarter.


                                                                     FIRST QUARTER ENDED
                                                                           MARCH 31,
                                                                     -------------------
NET INCOME                                                            2002         2001
---------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes                 $170        $ 161
                    Goodwill amortization, net of tax                   --            1
---------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes         170          162
                 Cumulative effect of accounting changes                --          (23)
---------------------------------------------------------------------------------------
Adjusted net income                                                   $170        $ 139
---------------------------------------------------------------------------------------

The following table shows the Company's intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets that are not subject to amortization.

                                                                  AS OF MARCH 31, 2002
                                                               --------------------------
                                                                GROSS
                                                               CARRYING      ACCUMULATED
AMORTIZED INTANGIBLE ASSETS                                     AMOUNT       AMORTIZATION
-----------------------------------------------------------------------------------------
Present value of future profits                                  $560           $45
Total                                                            $560           $45
-----------------------------------------------------------------------------------------

Amortization expense for the quarter ended March 31, 2002 was $8.

Estimated future amortization expense is as follows:

   For the year ended December 31,
------------------------------------------------------
               2002                         $44
               2003                         $41
               2004                         $39
               2005                         $36
               2006                         $34
------------------------------------------------------

The carrying amount of goodwill as of March 31, 2002 and December 31, 2001, respectively is $799. The Company is in the process of completing its allocation of goodwill to the reporting segment and unit levels.

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

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(e) of Notes to Consolidated Financial Statements included in Hartford Life's December 31, 2001 Form 10-K.

As of March 31, 2002, the Company reported $94 of derivative assets in other invested assets and $109 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the quarter ended March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from OCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of March 31, 2002, approximately $3 of after-tax deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of March 31, 2002, the Company held approximately $2.5 billion in derivative notional value related to strategies categorized as cash-flow hedges. There was $1 of reclassifications from OCI to earnings resulting from the discontinuance of cash-flow hedges during the quarter ended March 31, 2002.

Fair-Value Hedges

For the quarter ended March 31, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges essentially offset, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of March 31, 2002, the Company held approximately $363 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

In general, the Company's other risk management activities relate to strategies used to meet the previously mentioned Company-approved objectives. Swap agreements, interest rate cap and floor agreements and option contracts are used to meet these objectives. Changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of March 31, 2002, the Company held approximately $4.0 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

4. FORTIS ACQUISITION

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life, acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group, or "Fortis") for $1.12 billion in cash. The Company affected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis. The acquisition was recorded as a purchase transaction and as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

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

5. DEBT

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

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement included $150 of Hartford Life securities remaining under the shelf registration filed by the Company with the SEC in June of 1998. As of March 31, 2002, Hartford Life had $1.0 billion remaining on its shelf.

6. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

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

The Series B Junior Subordinated Debentures mature on February 15, 2050 and bear interest at the annual rate of 7.625% of the principal amount, payable quarterly in arrears commencing April 15, 2001. The Series B Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all present and future senior debt of Hartford Life and are effectively subordinated to all existing and future obligations of the Company's subsidiaries.

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

7. COMMITMENTS AND CONTINGENT LIABILITIES

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

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims.

HLIC and ICMG have moved the district court for, inter alia, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

8. SEGMENT INFORMATION

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

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2 of Notes to Consolidated Financial Statements in Hartford Life's 2001 Form 10-K Annual Report. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues are not significant and primarily occur between corporate and the operating segments. These amounts include interest income on allocated surplus and the allocation of net realized capital gains and losses through net investment income utilizing the duration of the segment's investment portfolios. The following tables present summarized financial information concerning the Company's segments.

THREE MONTHS ENDED            Investment       Individual         Group
MARCH 31, 2002                 Products           Life          Benefits          COLI          Other        Total
--------------------------------------------------------------------------------------------------------------------
Total revenues                 $ 650            $  232           $  644          $  160         $  (10)      $ 1,676
Net income (loss)                117                31               28              --             (6)          170
--------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED            Investment       Individual         Group
MARCH 31, 2001                 Products           Life          Benefits          COLI          Other        Total
--------------------------------------------------------------------------------------------------------------------
Total revenues                $    604         $  163           $  613          $ 184          $  26        $ 1,590
Net income (loss)                  111             20               23              9            (25)           138
--------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of March 31, 2002, compared with December 31, 2001, and its results of operations for the three months ended March 31, 2002 compared with the equivalent period in 2001. This discussion should be read in conjunction with the MD&A included in the Company's 2001 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                              11
Investment Products                                             12
Individual Life                                                 13
Group Benefits                                                  13
Corporate Owned Life Insurance (COLI)                           14

Investments                                                     14
Capital Resources and Liquidity                                 15
Regulatory Initiatives and Contingencies                        17
Accounting Standards                                            17



CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                                             FIRST QUARTER ENDED
                                                                                   MARCH 31,
                                                                           -----------------------
                                                                              2002            2001
--------------------------------------------------------------------------------------------------
Revenues                                                                   $ 1,676         $ 1,590
Expenses                                                                     1,506           1,429
Cumulative effect of accounting changes, net of tax [1]                         --             (23)
--------------------------------------------------------------------------------------------------
  NET INCOME                                                                   170             138
      Less: Cumulative effect of accounting changes, net of tax [1]             --             (23)
       Net realized capital losses, after-tax                                   (7)             --
--------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                         $   177         $   161
--------------------------------------------------------------------------------------------------

[1] For the quarter ended March 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133 as amended by SFAS Nos. 137 and 138.


Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, the Company reports corporate items not directly allocable to any of its segments, principally interest expense, as well as its international operations in "Other".

On April 2, 2001, The Hartford Financial Service Group, Inc. ("The Hartford"), through Hartford Life acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group or "Fortis").

Revenues increased $86, or 5%, as the Company recorded growth across its three primary operating segments, particularly the Individual Life segment where revenues grew $69, or 42% to $232 for the three months ended March 31, 2002, primarily due to the acquisition of Fortis. Revenue in the Investment Products segment grew $46, or 8% to $650 for the three months ended March 31, 2002. The increase was primarily attributable to increased asset levels related to mutual funds and institutional investment products. Revenues within the Group Benefits Division, excluding buyouts, were $644 for the three months ended March 31, 2002, an increase of $63 and 11% over the comparable prior year period. The revenue increase was attributable to higher earned premiums as a result of strong sales and solid persistency. The increases in revenue were partially offset by a decrease in COLI revenue of $24, or 13% as compared to the three months ended March 31, 2001 primarily as the result of decreased net investment income as leveraged COLI account values declined $702, or 14% as compared to a year ago.

Expenses increased $77, or 5% directly related to the revenue growth described above. Expenses for the three months ended March 31, 2002 include $11, after-tax, of accrued expenses recorded in connection with the litigation associated with Bancorp Services, LLC ("Bancorp") within the COLI segment. The litigation expense accrual was partially offset by an after-tax benefit of $8, recorded within Other, associated with favorable development related to the Company's estimated September 11 exposure.

Operating income increased $16, or 10% as the Company's three primary reportable operating segments experienced earnings growth, led by Individual Life whose earnings increased $11, or 55% to $31 for the three months ended March 31, 2002. The increase in net income in the Individual Life segment was primarily the result of the Fortis acquisition and was partially offset by unfavorable mortality experience in the first quarter 2002. Earnings for the Investment Products segment were $117 for the three months ended March 31, 2002, an increase of $6, or 5%. The increase in earnings was primarily due to growth in the mutual funds and institutional investment products businesses. This was partially offset by individual annuity earnings, which declined slightly to $90 as compared to $91 in the same prior year period. The decrease was primarily related to the decline in the equity markets. Group Benefits net income was $28 and $23 for the three months ended March 31, 2002 and 2001, respectively, an increase of $5, or 22%, driven principally by ongoing premium growth and an improved loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts). The increase in net income was partially offset by decreased net income in the COLI segment. COLI net income decreased $9, or 100%, primarily due to the $11 after-tax expense related to the Bancorp litigation. As mentioned above, net income was positively impacted by an $8 benefit related to favorable development on the Company's estimated September 11 exposure.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             --------------------
                                              2002          2001
-----------------------------------------------------------------
Investment Products                          $ 117         $ 111
Individual Life                                 31            20
Group Benefits                                  28            23
Corporate Owned Life Insurance (COLI)           --             9
Other (1)                                       (6)          (25)
----------------------------------------------------------------
    NET INCOME                               $ 170         $ 138
----------------------------------------------------------------

(1) First quarter ended March 31, 2001, includes a $23 cumulative effect of accounting change charge related to the Company's adoption of SFAS No. 133.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                                                               FIRST QUARTER ENDED
                                                                    MARCH 31,
                                                           ------------------------
                                                               2002            2001
-----------------------------------------------------------------------------------
Revenues                                                   $    650        $    604
Expenses                                                        533             493
-----------------------------------------------------------------------------------
  NET INCOME                                               $    117        $    111
-----------------------------------------------------------------------------------

Individual variable annuity account values                 $ 75,044        $ 70,649
Other individual annuity account values                      10,080           8,926
Other investment products account values                     19,894          16,994
-----------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                      105,018          96,569
Mutual fund assets under management                          17,695          11,271
-----------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT        $122,713        $107,840
-----------------------------------------------------------------------------------

Revenues in the Investment Products segment increased $46, or 8%, primarily due to higher net investment income and fee income related to other investment products which was partially offset by lower fee income in individual annuity. Fee income generated by individual annuities decreased $12, or 4%, as average account values decreased from prior year levels, primarily due to the lower equity markets. Net investment income related to other investment products was $186 for the three months ended March 31, 2002, an increase of $25, or 16%. This increase was primarily due to growth in the institutional investment business, where related assets under management increased $1.5 billion, or 19% to $9.3 billion as of March 31, 2002. Fee income from other investment products was $100 as of March 31, 2002 an increase of $23, or 30%, principally driven by the Company's retail mutual fund business. Mutual fund assets under management increased $6.4 billion, or 57%, from a year ago. This substantial increase in mutual fund assets was primarily due to strong sales of retail mutual funds over the last twelve months and the addition of the mutual fund business acquired from Fortis.

Expenses increased $40, or 8%, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the other investment products businesses. Interest credited to policyholders related to other investment products increased $13, or 10%, to $138 for the three months ended March 31, 2002 primarily related to the growth in the institutional investment business. Additionally insurance expenses and other related to other investment products was $107 for the three months ended March 31, 2002, an increase of $23, or 27% as compared to the same period in 2001. Benefits and claims expense in the Individual Annuity business increased $13, or 21% driven primarily by an increase in interest credited to policyholders. Partially offsetting these increases was a $10, or 9%, decrease in amortization of policy acquisition costs in the individual annuity operation which declined as a result of lower estimated gross profits driven by the decrease in fee income.

Net income increased $6, or 5%, driven by the growth in revenues in the other investment products businesses and the lower effective tax rate in the individual annuity operation driven primarily by separate account investment activity.


INDIVIDUAL LIFE

                                          FIRST QUARTER ENDED
                                              MARCH 31,
                                        -----------------------
                                            2002           2001
---------------------------------------------------------------
Revenues                                $    232        $   163
Expenses                                     201            143
---------------------------------------------------------------
  NET INCOME                            $     31        $    20
---------------------------------------------------------------

Variable life account values            $  4,119        $ 2,755
Total account values                    $  7,983        $ 5,681
---------------------------------------------------------------
Variable life insurance in force        $ 63,288        $35,734
Total life insurance in force           $121,935        $77,070
---------------------------------------------------------------

Revenues in the Individual Life segment increased $69, or 42%, resulting primarily from higher fee and investment income due to the acquisition of Fortis. Fee income was $167 and $115 for the three months ended March 31, 2002 and 2001 respectively, an increase of $52, or 45%, as account values increased $2.3 billion, or 41% and life insurance in-force increased $44.9 billion, or 58%. Additionally, net investment income increased $17, or 37%, as general account assets increased $1.1 billion, or 42% to $3.6 billion as of March 31, 2002.

Expenses increased $58, or 41%, principally due to increases in benefits, claims and claim adjustment expenses and operating expenses. Although the increase in these expenses was primarily driven by the growth in the business resulting from the Fortis acquisition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the first quarter of 2002 was higher than the comparable prior year period primarily due to a higher than expected occurrence of large claims.

Net income increased $11, or 55%, as the contribution to earnings from the Fortis acquisition more than offset the unfavorable mortality experience.


GROUP BENEFITS

                   FIRST QUARTER ENDED
                         MARCH 31,
                   -------------------
                    2002        2001
--------------------------------------
Revenues            $644        $613
Expenses             616         590
--------------------------------------
  NET INCOME        $ 28        $ 23
--------------------------------------

Revenues in the Group Benefits segment increased $31, or 5%, and excluding buyouts, increased $63, or 11%. Growth in fully insured ongoing premiums, which were $577 for the three months ended March 31, 2002, an increase of $61, or 12% over the same period in 2001 primarily drove this increase. The growth in premium revenues was due to solid persistency of the in-force block of business and strong sales to new customers. Fully insured ongoing sales for the first quarter of 2001 were $354, a $120, or 51%, increase over the same prior year period.

Expenses increased $26, or 4%, and excluding buyouts, increased $58 or 10%. The increase in expenses is primarily driven by the growth in revenues described above. Benefits and claims expenses, excluding buyouts, were $474 for the three months ended March 31, 2002, an increase of $38, or 9%. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) was approximately 81.4% for the three months ended March 31, 2002, as compared to 83.7% for the comparable prior year period. Other insurance expenses were $135 for the first quarter 2002, an increase of $19 or 16%, due to the revenue growth previously described and continued investment in the service operations of this segment. The segment's expense ratio (defined as insurance expenses as a percentage of premiums and other considerations excluding buyouts) was 23.2% for the three months ended March 31, 2002, compared to 22.3% for the comparable period.

Net income increased $5 or 22% as higher earned premium and favorable loss costs more than offset the increase in other insurance expenses.


CORPORATE OWNED LIFE INSURANCE (COLI)


                                        FIRST QUARTER ENDED
                                             MARCH 31,
                                     ----------------------
                                        2002           2001
-----------------------------------------------------------
Revenues                             $   160        $   184
Expenses                                 160            175
-----------------------------------------------------------
  NET INCOME                         $    --        $     9
-----------------------------------------------------------

Variable COLI account values         $18,764        $16,207
Leveraged COLI account values          4,293          4,995
-----------------------------------------------------------
  TOTAL ACCOUNT VALUES               $23,057        $21,202
-----------------------------------------------------------

COLI revenues decreased $24, or 13%, mostly due to lower net investment and fee income. Net investment income was $76 and $94 for the three months ended March 31, 2002 and 2001 respectively, an $18, or 19% decrease. The decrease was primarily related to the decline in leveraged COLI account values, which decreased $702, or 14%.

Expenses decreased $15, or 9%, consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in expenses accrued in connection with litigation costs related to the Bancorp dispute. Net income decreased $9, or 100%, primarily related to amounts accrued in connection with the Bancorp litigation.


INVESTMENTS

Invested assets, excluding separate account assets, totaled $28.6 billion as of March 31, 2002 and were comprised of $23.6 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $412 and other investments of $1.3 billion. As of December 31, 2001, general account invested assets totaled $28.4 billion and were comprised of $23.3 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $428 and other investments of $1.3 billion. Policy loans are secured by the cash value of the underlying life insurance policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by approximately $200 million primarily the result of an increase in fixed maturities. This increase in fixed maturities was driven by increases in corporate, municipal - tax-exempt, and mortgage backed securities-agency resulting from a re-balancing of the investment portfolio.

The following table identifies fixed maturities by type held in the Life general account as of March 31, 2002 and December 31, 2001.

                                                    MARCH 31, 2002             DECEMBER 31, 2001
                                                    --------------             -----------------
FIXED MATURITIES BY TYPE                       FAIR VALUE       PERCENT     FAIR VALUE        PERCENT
----------------------------------------------------------------------------------------------------
Corporate                                       $11,472           48.7%      $11,419           49.0%
Asset backed securities                           3,476           14.8%        3,427           14.7%
Commercial mortgage backed securities             3,047           12.9%        3,029           13.0%
Municipal - tax-exempt                            1,644            7.0%        1,565            6.7%
Mortgage backed securities - agency               1,217            5.2%          981            4.2%
Short-term                                        1,208            5.1%        1,245            5.3%
Collateralized mortgage obligations                 671            2.8%          767            3.3%
Government/Government agencies - Foreign            397            1.7%          390            1.7%
Government/Government agencies - U.S.               325            1.4%          374            1.6%
Municipal - taxable                                  45            0.2%           47            0.2%
Redeemable preferred stock                           56            0.2%           57            0.3%
----------------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                     $23,558          100.0%      $23,301          100.0%
----------------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
(Before-tax)                                                 2002          2001
-------------------------------------------------------------------------------
Net investment income - excluding policy loan income        $ 381          $352
Policy loan income                                             67            78
-------------------------------------------------------------------------------
Net investment income - total                               $ 448          $430
-------------------------------------------------------------------------------
Yield on average invested assets (1)                          6.3%          7.2%
-------------------------------------------------------------------------------
Net realized capital losses                                 $ (15)         $ --
-------------------------------------------------------------------------------


(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the first quarter ended March 31, 2002, net investment income, excluding policy loans, increased $29 or 8% compared to the same period in 2001. The increase was primarily due to income earned on a higher invested asset base. Invested assets increased 14% from March 31, 2001. Yield on average invested assets decreased as a result of lower yields on new investment purchases and decrease in policy loan income.

Net realized capital losses for the first quarter ended March 31, 2002 increased by $15 compared to the same period in 2001. Included in 2002 net realized capital losses were write-downs for other than temporary impairments on fixed maturities of $15. Additionally, a $4 realized capital loss was recognized on the sale of a Mexican subsidiary in the first quarter of 2002.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.3 and $1.4 billion as of March 31, 2002 and December 31, 2001, respectively. The decrease in cash and short-term investments from December 31, 2001 is primarily due to timing in the turnover of the investment portfolio.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2002              2001
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         $1,050             $1,050
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                    450                450
----------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                           $1,500             $1,500
----------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax (1)               $4,536             $4,385
Unrealized gain on securities and other, net of tax (1)                                    48                225
----------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                                           $4,584             $4,610
----------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (2)                                                             $6,036             $5,885
----------------------------------------------------------------------------------------------------------------
Debt to equity (2) (3)                                                                     33%                34%
Debt to capitalization (2) (3)                                                             25%                25%
----------------------------------------------------------------------------------------------------------------


(1) Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.

(2)   Excludes unrealized gain on securities and other, net of tax.

(3) Excluding TruPS, the debt to equity ratios were 23% and 24% as of March 31, 2002 and December 31, 2001, respectively, and the debt to capitalization ratios were 17% and 18% as of March 31, 2002 and December 31, 2001.

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

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $151, or 3%, as of March 31, 2002, as compared to December 31, 2001. This increase was primarily the result of earnings, partially offset by dividends declared.

DEBT

On March 1, 2001, the Company issued and sold $400 of senior debt securities from its existing shelf registration to partially fund the Fortis acquisition. (For a further discussion of the debt, see Note 5 of Notes to Consolidated Financial Statements.)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY PARENT JUNIOR SUBORDINATED DEBENTURES

On March 6, 2001, the Company issued and sold $200 of trust preferred securities from its existing shelf registration to partially fund the Fortis acquisition. (For a further discussion of the company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures, see Note 6 of Notes to Consolidated Financial Statements.)

DIVIDENDS

The Company declared $16 in dividends for the three months ended March 31, 2002 to Hartford Fire Insurance Company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $31 for the three months ended March 31, 2002.

CASH FLOWS

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               -----------------------
                                                2002              2001
----------------------------------------------------------------------
Cash provided by operating activities          $ 101           $   119
Cash used for investing activities              (497)           (1,784)
Cash provided by financing activities            373             1,670
Cash - end of period                             142               109
----------------------------------------------------------------------

The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first three months of 2002. The decrease in cash provided by financing activities primarily relates to proceeds received by the Company to finance the Fortis acquisition in the first quarter of 2001, which closed on April 2, 2001. The decrease in cash used for investing activities was primarily due to the purchase of short-term investments in 2001 with funds received from the financing activities discussed above. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.




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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Hartford Life is or may become involved in various legal actions, some of which involve claims for substantial amounts. In the opinion of management, the ultimate liability, if any, with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC ("Bancorp") v. Hartford Life Insurance Company ("HLIC"), et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. ("ICMG"). The judge dismissed the patent infringement claim on summary judgment. The jury's award was based on the last two claims.

HLIC and ICMG have moved the district court for, inter alia, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See exhibits index.

(b) Reports on Form 8-K:

The Company filed a Form 8-K Current Report on March 20, 2002, Item 5, Other Events, to report a verdict by a jury in the U.S. District Court for the Eastern District of Missouri in Bancorp Services, LLC v. Hartford Life Insurance Company, et al in favor of Bancorp.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    HARTFORD LIFE, INC.




                                                    /s/  Mary Jane B. Fortin
                                                    ------------------------
                                                    Mary Jane B. Fortin
                                                    Senior Vice President and
                                                    Chief Accounting Officer


MAY 15, 2002

                               HARTFORD LIFE, INC.
                                    FORM 10-Q
                                  EXHIBITS INDEX

Exhibit #

3.01 Certificate of Amendment of Restated Certificate of Incorporation of Hartford Life, Inc. was filed as Exhibit 3.01 to Hartford Life's Form 10-Q for the quarter ended March 31, 2001 and is incorporated by reference.

4.01 Restated Certificate of Incorporation of Hartford Life, Inc., as amended, was filed as Exhibit 4.01 to Hartford Life's Form 10-Q for the quarter ended March 31, 2001 and is incorporated by reference.

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