Form 10-Q
period 2002-06-30
HARTFORD LIFE INC
filed 2002-08-13
CIK 1032204

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

As of August 13, 2002 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE
                                                                            ----

Independent Accountants' Review Report                                        3

Consolidated Statements of Income - Second Quarter and
Six Months Ended June 30, 2002 and 2001                                       4

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001             5

Consolidated Statements of Changes in Stockholder's Equity -
Six Months Ended June 30, 2002 and 2001                                       6

Consolidated Statements of Cash Flows - Six Months
Ended June 30, 2002 and 2001                                                  7

Notes to Consolidated Financial Statements                                    8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                          13


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                    21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     21

Signature                                                                    23

Exhibits Index                                                               24

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life, Inc.
Hartford, CT

We have reviewed the accompanying consolidated balance sheet of Hartford Life, Inc and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods then ended, and changes in stockholder's equity, and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial information as of December 31, 2001, and for the three-month and six-month periods ended June 30, 2001, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Deloitte & Touche LLP
Hartford, CT

August 12, 2002

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            SECOND QUARTER          SIX MONTHS
                                                                 ENDED                 ENDED
                                                                JUNE 30,              JUNE 30,
(In millions) (Unaudited)                                   2002       2001       2002       2001
---------------------------------------------------------------------------------------------------

REVENUES
Fee income                                                 $  672     $  686     $1,334     $1,288
Earned premiums and other                                     589        583      1,170      1,141
Net investment income                                         450        443        898        873
Net realized capital losses                                  (120)       (17)      (135)       (17)
---------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           1,591      1,695      3,267      3,285
---------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES

Benefits and claims                                           921        930      1,818      1,800
Insurance expenses and other                                  346        335        717        645
Amortization of deferred policy acquisition costs and
present value of future profits                               171        164        323        318
Dividends to policyholders                                     16          3         22         15
Goodwill amortization                                          --          7         --          9
Interest expense                                               28         28         56         48
---------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      1,482      1,467      2,936      2,835
---------------------------------------------------------------------------------------------------

   INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                                109        228        331        450
Income tax expense                                              8         63         60        124
---------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       101        165        271        326
Cumulative effect of accounting change, net of tax             --         (3)        --        (26)
---------------------------------------------------------------------------------------------------

   NET INCOME                                              $  101     $  162     $  271     $  300
---------------------------------------------------------------------------------------------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,     DECEMBER 31,
(In millions, except for share data)                                               2002           2001
----------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
   $25,075 and $23,010)                                                         $   25,549     $   23,301
 Equity securities, at fair value                                                      416            428
 Policy loans, at outstanding balance                                                3,204          3,317
 Other investments                                                                   1,227          1,331
----------------------------------------------------------------------------------------------------------
     Total investments                                                              30,396         28,377
 Cash                                                                                  118            167
 Premiums receivable and agents' balances                                              208            229
 Reinsurance recoverables                                                              706            648
 Deferred policy acquisition costs and present value of future profits               5,801          5,572
 Deferred income tax                                                                  (204)           (16)
 Goodwill                                                                              799            799
 Other assets                                                                        1,208          1,116
 Separate account assets                                                           110,177        114,720
----------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                               $  149,209     $  151,612
----------------------------------------------------------------------------------------------------------

LIABILITIES
 Future policy benefits                                                         $    9,189     $    8,842
 Other policyholder funds                                                           20,519         19,357
 Long-term debt                                                                      1,050          1,050
 Company obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely parent junior subordinated debentures                          450            450
 Other liabilities                                                                   2,869          2,583
 Separate account liabilities                                                      110,177        114,720
----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                             144,254        147,002
----------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
   par value $0.01                                                                      --             --
 Capital surplus                                                                     1,895          1,895
 Accumulated other comprehensive income                                                303            196
 Retained earnings                                                                   2,757          2,519
----------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY                                                      4,955          4,610
----------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $  149,209     $  151,612
----------------------------------------------------------------------------------------------------------



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

SIX MONTHS ENDED JUNE 30, 2002

                                                                            ACCUMULATED OTHER
                                                                       COMPREHENSIVE INCOME (LOSS)
                                                                  --------------------------------------
                                                                               NET GAIN ON
                                                                  UNREALIZED    CASH FLOW
                                                                   GAIN ON       HEDGING     CUMULATIVE                TOTAL
                                              COMMON    CAPITAL   SECURITIES,  INSTRUMENTS,  TRANSLATION  RETAINED  STOCKHOLDER'S
   (In millions) (Unaudited)                   STOCK    SURPLUS   NET OF TAX    NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                    $    --   $ 1,895     $   163      $    62       $   (29)    $ 2,519     $ 4,610

Comprehensive income
Net income                                                                                                     271         271
                                                                                                                       ----------
Other comprehensive income, net of tax(1)
  Unrealized gain on securities(3)                                      103                                                103
  Net gain on cash flow hedging
  Instruments                                                                         13                                    13
  Cumulative translation adjustments                                                                (9)                     (9)
                                                                                                                       ----------
Total other comprehensive income                                                                                           107
                                                                                                                       ----------
    Total comprehensive income                                                                                             378
                                                                                                                       ----------
Dividends declared                                                                                             (33)        (33)
---------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2002                    $    --   $ 1,895     $   266      $    75       $   (38)    $ 2,757     $ 4,955
---------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 2001

                                                                            ACCUMULATED OTHER
                                                                       COMPREHENSIVE INCOME (LOSS)
                                                                  --------------------------------------
                                                                               NET GAIN ON
                                                                  UNREALIZED    CASH FLOW
                                                                   GAIN ON       HEDGING     CUMULATIVE                TOTAL
                                              COMMON    CAPITAL   SECURITIES,  INSTRUMENTS,  TRANSLATION  RETAINED  STOCKHOLDER'S
   (In millions) (Unaudited)                   STOCK    SURPLUS   NET OF TAX    NET OF TAX   ADJUSTMENTS  EARNINGS     EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    $    --   $ 1,280     $    40      $    --       $   (13)    $ 1,900     $ 3,207

Comprehensive income
Net income                                                                                                     300         300
                                                                                                                       ----------
Other comprehensive income, net of tax(1)
  Cumulative effect of accounting change(2)                               3           20                                    23
  Unrealized gain on securities (3)                                      25                                                 25
  Net gain on cash flow hedging instruments                                            6                                     6
  Cumulative translation adjustments                                                                (8)                     (8)
Total other comprehensive income                                                                                            46
                                                                                                                       ----------
    Total comprehensive income                                                                                             346
                                                                                                                       ----------
Dividends declared                                                                                             (33)        (33)
Capital contribution from parent                            615                                                            615
---------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2001                    $    --   $ 1,895     $    68      $    26       $   (21)    $ 2,167     $ 4,135
---------------------------------------------------------------------------------------------------------------------------------

(1) Unrealized gain on securities is reflected net of tax provision of $55 and $13 for the six months ended June 30, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the six months ended June 30, 2001. Net gain on cash flow hedging instruments is net of tax provision of $7 and $3 for the six months ended June 30, 2002 and 2001, respectively. There is no tax effect on cumulative translation adjustments.

(2) Unrealized gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments for the six months ended June 30, 2001.

(3) There were reclassification adjustments for after-tax losses realized in net income of $(83) and $(11) for the six months ended June 30, 2002 and 2001, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                            ---------------------
(In millions) (Unaudited)                                                                     2002         2001
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                               $    271     $    300
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                   135           17
   Cumulative effect of change in accounting, net of tax                                          --           26
   Amortization of deferred policy acquisition costs and present value of future profits         323          318
   Additions to deferred policy acquisition costs and present value of future profits           (552)        (542)
   Depreciation and amortization                                                                  18           (2)
   Decrease in premiums receivable and agents' balances                                           21           --
   Decrease in other liabilities                                                                (156)        (176)
   Change in receivables, payables and accruals                                                   --          (54)
   Increase (decrease) in accrued tax                                                            109          (79)
   Decrease in deferred income tax                                                               116          100
   Increase in future policy benefits                                                            347          527
   Increase in reinsurance recoverables                                                          (17)          (2)
   Other, net                                                                                   (101)         (46)
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  514          387
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                                   (5,892)      (5,710)
   Sales of investments                                                                        3,257        3,064
   Maturities and principal paydowns of fixed maturity investments                             1,037        1,108
   Acquisition of Fortis Financial Group                                                          --       (1,105)
   Capital expenditures and other                                                                (45)         (26)
-----------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                  (1,643)      (2,669)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contribution from parent                                                               --          615
   Proceeds from issuance of long-term debt                                                       --          400
   Proceeds from issuance of company obligated mandatorily
      redeemable preferred securities of subsidiary trust holding solely
      parent junior subordinated debentures                                                       --          200
   Dividends paid                                                                                (33)         (31)
   Net receipts from investment and universal life-type contracts charged against
     policyholder accounts                                                                     1,111        1,157
-----------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,078        2,341
-----------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash                                                               (51)          59
   Impact of foreign exchange                                                                      2           (4)
-----------------------------------------------------------------------------------------------------------------
   Cash -- beginning of period                                                                   167          106
-----------------------------------------------------------------------------------------------------------------
      CASH -- END OF PERIOD                                                                 $    118     $    161
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID (RECEIVED) DURING THE PERIOD FOR
Income taxes                                                                                $     34     $     34
Interest                                                                                    $     55     $     34


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hartford Life, Inc. and its consolidated subsidiaries ("Hartford Life" or the "Company") have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs, the liability for future policy benefits and other policyholder funds, and investment values. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

In the opinion of management these statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. (For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life's 2001 Form 10-K Annual Report)

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

(b) ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. Statement 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of Statement 145 related to the rescission of SFAS No. 4 are applicable in fiscal years beginning after May 15, 2002 and will be effective for Hartford Life January 1, 2003. The provisions of Statement 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill.

SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method of accounting for those transactions is prohibited. Adoption of SFAS No. 141 did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, amortization of goodwill is precluded; however, its recoverability is periodically (at least annually) reviewed and tested for impairment.

Goodwill must be tested at the reporting unit level for impairment in the year of adoption, including an initial test performed within six months of adoption. If the initial test indicates a potential impairment, then a more detailed analysis to determine the extent of impairment must be completed within twelve months of adoption.

SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly.

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company's financial condition or results of operations. (For further discussion of the impact of SFAS No. 142, see Note 2.)

2. GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization.

The following table shows net income for the quarter and six months ended June 30, 2001 adjusted for goodwill amortization occurring in that period.

                                                                  SECOND QUARTER ENDED      SIX MONTHS ENDED
                                                                         JUNE 30,               JUNE 30,
                                                                  --------------------     -------------------
NET INCOME                                                          2002         2001       2002         2001
--------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes              $  101       $  165     $  271       $  326
Goodwill amortization, net of tax                                      --            7         --            9
--------------------------------------------------------------------------------------------------------------
Adjusted income before cumulative effect of accounting changes        101          172        271          335
Cumulative effect of accounting changes                                --           (3)        --          (26)
--------------------------------------------------------------------------------------------------------------
Adjusted net income                                                $  101       $  169     $  271       $  309
==============================================================================================================

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                           AS OF JUNE 30, 2002
                                                         -----------------------
                                                          GROSS     ACCUMULATED
                                                         CARRYING       NET
AMORTIZED INTANGIBLE ASSETS                               AMOUNT    AMORTIZATION
--------------------------------------------------------------------------------
Present value of future profits                           $  549       $   56
--------------------------------------------------------------------------------
Total                                                     $  549       $   56
--------------------------------------------------------------------------------

Net amortization expense for the quarter and six months ended June 30, 2002 was $11 and $19, respectively.

Estimated future amortization expense for the succeeding five years is as follows:

     For the year ending December 31,
    -------------------------------------------------
                  2002                    $  44
                  2003                    $  41
                  2004                    $  39
                  2005                    $  36
                  2006                    $  34
    -------------------------------------------------

The carrying amount of goodwill is $799 as of June 30, 2002 and December 31, 2001.

3. DERIVATIVES AND HEDGING ACTIVITIES

The Company utilizes a variety of derivative instruments in the ordinary course of business, including swaps, caps, floors, forwards and exchange traded futures and options, to manage risk through one of four Company approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; or to control transaction costs or to enter into income enhancement and replication transactions. All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments.

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(e) of Notes to Consolidated Financial Statements included in Hartford Life's December 31, 2001 Form 10-K Annual Report.

As of June 30, 2002, the Company reported $163 of derivative assets in other investments and $132 of derivative liabilities in other liabilities.

Cash-Flow Hedges

For the second quarter and six months ended June 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

Gains and losses on derivative contracts that are reclassified from other comprehensive income to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2002, approximately $3 of after-tax deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2002, the Company held approximately $2.7 billion in derivative notional value related to strategies categorized as cash-flow hedges. There was a $1 reclassification from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges during the six months ended June 30, 2002. There were no reclassifications from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges during the second quarter of 2002. There were no reclassifications from other comprehensive income to earnings resulting from the discontinuance of cash-flow hedges during the quarter and six months ended June 30, 2001.

Fair-Value Hedges

For the second quarter and six months ended June 30, 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as realized capital gains or losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2002, the Company held approximately $363 in derivative notional value related to strategies categorized as fair-value hedges.

Other Risk Management Activities

The Company's other risk management activities primarily relate to strategies used to reduce economic risk or enhance income and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options which offset embedded equity call options, total return swaps and synthetic replication of cash market instrument. The changes in the value of all derivatives held for other risk management purposes are reported in current period earnings as realized capital gains or losses. As of June 30, 2002, the Company held approximately $4.1 billion in derivative notional value related to strategies categorized as Other Risk Management Activities.

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

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. This registration statement included $150 of Hartford Life securities remaining under the shelf registration filed by the Company with the SEC in June of 1998. As of June 30, 2002, Hartford Life had $1.0 billion remaining on its shelf.

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

7. COMMITMENTS AND CONTINGENCIES

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

HLIC and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing currently is set to begin in October 2002.

(b) TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). Management believes that adequate provision has been made in the accompanying consolidated financial statements for any potential assessments that may result from tax examinations and other tax related matters for all open tax years.

8. SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance
(COLI). Investment Products offers individual fixed and variable annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Latin America and Japan.

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

                            Investment   Individual     Group
JUNE 30, 2002                Products       Life       Benefits       COLI         Other         Total
------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                $  659       $  249       $  654       $  146       $ (117)       $1,591
Net income (loss)                118           35           30           10          (92)          101
SIX MONTHS ENDED
Total revenues                $1,309       $  481       $1,298          306         (127)       $3,267
Net income (loss)                235           66           58           10          (98)          271

                            Investment   Individual     Group
JUNE 30, 2001                Products       Life       Benefits       COLI         Other         Total
------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues                $  643       $  240       $  641       $  181       $  (10)       $1,695
Net income (loss)                117           36           27           10          (28)          162
SIX MONTHS ENDED
Total revenues                $1,247       $  403       $1,254          365           16        $3,285
Net income (loss)                228           56           50           19          (53)          300

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, except for per share data, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of June 30, 2002, compared with December 31, 2001, and its results of operations for the second quarter and six months ended June 30, 2002 compared with the equivalent periods in 2001. This discussion should be read in conjunction with the MD&A included in the Company's 2001 Form 10-K Annual Report.

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

INDEX

Consolidated Results of Operations                             13
Investment Products                                            15
Individual Life                                                15
Group Benefits                                                 16
Corporate Owned Life Insurance (COLI)                          17
Investments                                                    17
Capital Markets Risk Management                                18
Capital Resources and Liquidity                                19
Regulatory Initiatives and Contingencies                       21
Accounting Standards                                           21

CONSOLIDATED RESULTS OF OPERATIONS

OPERATING SUMMARY                                                       SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                                               JUNE 30,                  JUNE 30,
                                                                        ---------------------     ---------------------
                                                                          2002         2001         2002         2001
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                                $  1,591     $  1,695     $  3,267     $  3,285
Expenses                                                                   1,490        1,530        2,996        2,959
Cumulative effect of accounting changes, net of tax [1]                       --           (3)          --          (26)
-----------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                                 101          162          271          300
    Less: Cumulative effect of accounting changes, net of tax [1]             --           (3)          --          (26)
     Net realized capital losses, after-tax                                  (76)         (11)         (83)         (11)
-----------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                      $    177     $    176     $    354     $    337
-----------------------------------------------------------------------------------------------------------------------

[1] For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

"Operating income" is defined as after-tax operational results excluding, as applicable, net realized capital gains or losses, the cumulative effect of accounting changes and certain other items. Management believes that this performance measure delineates the results of operations of the Company's ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company's current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company's competitors.

Hartford Life has the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, the Company includes in an "Other" category corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Japan and Latin America.

On April 2, 2001, The Hartford Financial Services Group, Inc. ("The Hartford"), through Hartford Life acquired the U.S. individual life insurance, annuity and mutual fund businesses of Fortis, Inc. (operating as Fortis Financial Group or "Fortis"). (For further discussion, see "Fortis Acquisition" in the Capital Resources and Liquidity section).

Revenues decreased $104, or 6%, and $18, or 1% for the second quarter and six months ended June 30, 2002, respectively, as compared to the equivalent periods in 2001. The decreases were primarily driven by net realized capital losses, which were $120 and $135 for the second quarter and six months ended June 30, 2002, respectively. (See the Investments section of the MD&A for further discussion of investment results and related net realized capital losses). In addition, COLI experienced a decline in revenues as a result of the decrease in leveraged COLI account values as compared to a year ago. However, the Company experienced revenue growth across its other operating segments. Revenues related to the Investment Products segment increased as a result of continued growth related to its institutional investment products business, which offset the decline in revenues within the individual annuity operation. The individual annuity operation was impacted by lower assets under management due to the decline in the equity markets. In addition, the Group Benefits segment continued to experience an increase in revenues as a result of strong sales to new customers and steady persistency within the in-force block of business.

Expenses decreased $40, or 3%, for the second quarter primarily due to a $44 tax benefit related to the net realized capital losses recognized in the second quarter. Expenses for the six months ended June 30, 2002 increased $37, or 1% as compared to the equivalent prior year period, which is primarily driven by the Fortis acquisition and the Investment Products segment, principally related to the growth in the institutional investment product business and an increase in death benefits related to the individual annuity operation, as a result of the lower equity markets. In addition, expenses for the six months ended June 30, 2002 include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation, which was partially offset by an after-tax benefit of $8, recorded within "Other", associated with favorable development related to the Company's estimated September 11 exposure. (For a discussion of the Bancorp litigation, see "Item 1. Legal Proceedings").

Operating income increased $1, or 1%, and $17, or 5% for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, two of the Company's reportable operating segments experienced earnings growth, led by Group Benefits whose earnings increased $3, or 11% driven principally by ongoing premium growth and stable loss and expense ratios. Earnings for the Investment Products segment were up $1 as compared to the equivalent prior year period as growth in the other investment products businesses, particularly institutional investment products, offset the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. Individual Life earnings declined $1 in the second quarter as a result of lower fee income related to variable life account values, which was also driven by the lower equity markets, while the "Other" operation experienced lower net investment income in the second quarter as compared to the comparable prior year period.

For the six months ended June 30, 2002, the increase in operating income is principally driven by Individual Life, which is directly related to the Fortis acquisition, Group Benefits, which continued to benefit from an increase in premium revenue and stable loss costs, and the Investment Products segment, which experienced growth in earnings related to its institutional investment products business which offset the decline in individual annuity earnings resulting from the lower equity markets. Operating income was negatively impacted by a decrease of $9, or 47% in operating income in the COLI segment for the six months ended June 30, 2002, primarily due to the $11 after-tax expense related to the Bancorp litigation.

SEGMENT RESULTS

Below is a summary of net income by segment.

                                            SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                            --------------------        --------------------
                                             2002          2001          2002          2001
--------------------------------------------------------------------------------------------
Investment Products                         $  118        $  117        $  235        $  228
Individual Life                                 35            36            66            56
Group Benefits                                  30            27            58            50
Corporate Owned Life Insurance (COLI)           10            10            10            19
Other(1)(2)                                    (92)          (28)          (98)          (53)
--------------------------------------------------------------------------------------------
   NET INCOME                               $  101        $  162        $  271        $  300
--------------------------------------------------------------------------------------------

(1) For the quarter ended June 30, 2001, represents the cumulative impact of the Company's adoption of EITF Issue 99-20. For the six months ended June 30, 2001 represents the cumulative impact of the Company's adoption of EITF Issue 99-20 and SFAS No. 133.

(2) For the second quarter and six months ended June 30, 2002 include net realized capital losses, after-tax, of $76 and $83, respectively. For the second quarter and six months ended June 30, 2001 include net realized capital losses, after-tax of $11.

The sections that follow analyze each segment's results. Investment results are discussed separately following the segment overviews.

INVESTMENT PRODUCTS

                                                        SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
                                                        --------------------     ----------------------
                                                          2002        2001         2002         2001
-------------------------------------------------------------------------------------------------------
Revenues                                                $    659    $    643     $  1,309     $  1,247
Expenses                                                     541         526        1,074        1,019
-------------------------------------------------------------------------------------------------------
  NET INCOME                                            $    118    $    117     $    235     $    228
=======================================================================================================

Individual variable annuity account values                                       $ 67,712     $ 78,415
Other individual annuity account values                                            10,413        9,228
Other investment products account values                                           19,511       18,101
-------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                             97,636      105,744
Mutual fund assets under management                                                16,216       16,180
-------------------------------------------------------------------------------------------------------
  TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                              $113,852     $121,924
=======================================================================================================

Revenues in the Investment Products segment increased $16, or 2%, and $62, or 5% for the second quarter and six months ended June 30, 2002 respectively, primarily driven by growth in the institutional investment products business, where related assets under management increased $1.1 billion, or 13% to $9.5 billion as of June 30, 2002. The revenue increase described above was partially offset by lower fee income related to the individual annuity operation as average account values decreased from prior year levels, primarily due to the lower equity markets.

Expenses increased $15, or 3%, and $55, or 5% for the second quarter and six months ended June 30, 2002, respectively, primarily driven by increases in benefits and claim expenses and operating expenses as a result of the growth in the institutional investment products business and an increase in the death benefit costs incurred by the individual annuity operation, as a direct result of the lower equity markets. Partially offsetting these increases were decreases in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower estimated gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Net income increased $1, or 1%, and $7, or 3% for the second quarter and six months ended June 30, 2002, respectively as the growth in revenues related to other investment products, particularly the institutional investment product business, offset the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under "Market Risk").

INDIVIDUAL LIFE

                                     SECOND QUARTER ENDED       SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                     --------------------     --------------------
                                       2002        2001         2002        2001
----------------------------------------------------------------------------------
Revenues                             $    249    $    240     $    481    $    403
Expenses                                  214         204          415         347
----------------------------------------------------------------------------------
  NET INCOME                         $     35    $     36     $     66    $     56
==================================================================================

Variable life account values                                  $  3,760    $  3,932
Total account values                                          $  7,635    $  7,744
----------------------------------------------------------------------------------
Variable life insurance in force                              $ 64,930    $ 57,677
Total life insurance in force                                 $123,896    $116,740
==================================================================================

Revenues in the Individual Life segment increased $9, or 4%, and $78, or 19% for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, the revenue growth was primarily driven by an increase in net investment income related to Individual Life's general account business, for which the income impact was offset by an increase in benefits, claims and expenses due to an increase in interest credited to policyholders. In addition, second quarter revenues were negatively impacted by lower variable life account values, which decreased as a result of the lower equity markets. The revenue growth related to the six months ended June 30, 2002 was primarily due to higher fee income and investment income related to the Fortis transaction.

Expenses increased $10, or 5%, and $68, or 20% for the second quarter and six months ended June 30, 2002, respectively. For the second quarter, the growth in expenses is primarily driven by an increase in benefits, claims and claim adjustment expenses. For the six months ended June 30, 2002, the increase in expenses is primarily driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for the six months ended June 30, 2002 was higher than the comparable prior year period primarily due to a higher than expected occurrence of large claims during the first quarter of 2002.

Net income decreased $1, or 3% for the second quarter as compared to the prior year, principally due to decreased revenues from the variable life business, as a direct result of the lower equity markets. Net income for the six months ended June 30, 2002 increased $10, or 18%, as the contribution to earnings from the Fortis transaction more than offset the unfavorable mortality experience for the six month period ended June 30, 2002 and the lower variable life fee income driven by the decline in the equity markets. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Individual Life segment, see the Capital Markets Risk Management section under "Market Risk").

GROUP BENEFITS

                                 SECOND QUARTER ENDED       SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                ---------------------     ---------------------
                                  2002         2001         2002         2001
--------------------------------------------------------------------------------
Revenues                        $    654     $    641     $  1,298     $  1,254
Expenses                             624          614        1,240        1,204
--------------------------------------------------------------------------------
  NET INCOME                    $     30     $     27     $     58     $     50
================================================================================

Revenues in the Group Benefits segment increased $13, or 2%, and $44, or 4% and excluding buyouts, increased $41, or 7%, and $104, or 9% for the second quarter and six months ended June 30, 2002, respectively. These increases were driven by growth in fully insured ongoing premiums, which increased $83, or 17%, and $185, or 19% for the second quarter and six months ended June 30, 2002, respectively. The growth in premium revenues was due to steady persistency and pricing actions on the in-force block of business and strong sales to new customers. Offsetting these increases were decreases in military Medicare supplement premiums of $43 and $84 for the second quarter and six months ended June 30, 2002, respectively, resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. Fully insured ongoing sales for the six months ended June 30, 2002 were $444, an increase of $130, or 41%, as compared to the equivalent prior year period.

Expenses increased $10, or 2%, and $36, or 3% and excluding buyouts, increased $38 or 6%, and $96 or 8% for the second quarter and six months ended June 30, 2002, respectively. The increase in expenses is consistent with the growth in revenues described above. Benefits and claims expenses, excluding buyouts, increased $32, or 7% and $70, or 8% for the second quarter and six months ended June 30, 2002, respectively. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations excluding buyouts) was approximately 82% for both the second quarter and six months ended June 30, 2002, as compared to 83% for both of the respective prior year periods. Other insurance expenses increased $6 or 5%, and $25, or 10% for the second quarter and six months ended June 30, 2002, respectively due to the revenue growth previously described and continued investments in the business. The segment's expense ratio (defined as insurance expenses as a percentage of premiums and other considerations excluding buyouts) was 22% and 23% for the second quarter and six months ended June 30, 2002, respectively, and was essentially consistent with the prior year periods.

Net income increased $3 or 11% and $8, or 16% for the second quarter and six months ended June 30, 2002, respectively due to the increase in premium revenue and the continued focus on maintaining loss costs and other expenses as described above.

CORPORATE OWNED LIFE INSURANCE (COLI)

                                                SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                ---------------------     ---------------------
                                                  2002         2001         2002         2001
-----------------------------------------------------------------------------------------------
Revenues                                        $    146     $    181     $    306     $    365
Expenses                                             136          171          296          346
-----------------------------------------------------------------------------------------------
  NET INCOME                                    $     10     $     10     $     10     $     19
===============================================================================================

              Variable COLI account values                                $ 19,076     $ 16,628
              Leveraged COLI account values                                  4,119        4,856
-----------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES                                                    $ 23,195     $ 21,484
===============================================================================================

COLI revenues decreased $35, or 19%, and $59, or 16% for the second quarter and six months ended June 30, 2002, respectively, primarily related to lower net investment and fee income related to the declining block of leveraged COLI, where related account values declined by $737 or 15%. Net investment income decreased $20, or 22%, and $38, or 21% for the second quarter and six months ended June 30, 2002, respectively. Fee income decreased $15, or 17% and $20, or 11%, for the second quarter and six months ended June 30, 2002, primarily driven by the decrease in leveraged COLI business which was partially offset by the increase in fee income from variable COLI business, where related account values increased approximately $2.4 billion from June 30, 2001.

Expenses decreased $35, or 20%, and $50, or 14% for the second quarter and six months ended June 30, 2002, respectively, consistent with the decrease in revenues described above. However, the decrease for the six months ended June 30, 2002 was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see "Item 1. Legal Proceedings").

Net income in the second quarter was consistent with the prior year as the decline in leveraged COLI revenues was directly offset with lower benefits claims and expenses. Net income for the six months ended June 30, 2002 decreased $9, or 47%, primarily related to the $11, after-tax expense accrued in connection with the Bancorp litigation.

INVESTMENTS

Invested assets, excluding separate account assets, totaled $30.4 billion as of June 30, 2002 and were comprised of $25.5 billion of fixed maturities, $3.2 billion of policy loans, equity securities of $416 and other investments of $1.2 billion. As of December 31, 2001, general account invested assets totaled $28.4 billion and were comprised of $23.3 billion of fixed maturities, $3.3 billion of policy loans, equity securities of $428 and other investments of $1.3 billion. Policy loans are secured by the cash value of the underlying life insurance policy and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

Invested assets increased by $2.0 billion. The increase was primarily due to an increase in fixed maturities as a result of the investment of increased general account operating cash flow.

The following table identifies fixed maturities by type held in the Company's general account as of June 30, 2002 and December 31, 2001.

                                                     JUNE 30, 2002          DECEMBER 31, 2001
                                                  --------------------    --------------------
FIXED MATURITIES BY TYPE                          FAIR VALUE   PERCENT    FAIR VALUE   PERCENT
----------------------------------------------------------------------------------------------
Corporate                                          $ 12,367      48.4%     $ 11,419      49.0%
Asset-backed securities (ABS)                         3,696      14.5%        3,427      14.7%
Commercial mortgage-backed securities (CMBS)          3,339      13.1%        3,029      13.0%
Municipal - tax-exempt                                1,843       7.2%        1,565       6.7%
Mortgage-backed securities (MBS) - agency             1,458       5.7%          981       4.2%
Collateralized mortgage obligations (CMO)               642       2.5%          767       3.3%
Government/Government agencies - United States          466       1.8%          374       1.6%
Government/Government agencies - Foreign                434       1.7%          390       1.7%
Municipal - taxable                                      32       0.1%           47       0.2%
Short-term                                            1,240       4.9%        1,245       5.3%
Redeemable preferred stock                               32       0.1%           57       0.3%
----------------------------------------------------------------------------------------------
     TOTAL FIXED MATURITIES                        $ 25,549     100.0%     $ 23,301     100.0%
----------------------------------------------------------------------------------------------

INVESTMENT RESULTS

The table below summarizes Hartford Life's investment results.

                                                         SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                         --------------------      --------------------
(Before-tax)                                              2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income     $  382       $  365       $  763       $  717
Policy loan income                                           68           78          135          156
-------------------------------------------------------------------------------------------------------
Net investment income - total                            $  450       $  443       $  898       $  873
-------------------------------------------------------------------------------------------------------
Yield on average invested assets (1)                        6.2%         6.9%         6.2%         7.1%
-------------------------------------------------------------------------------------------------------
Net realized capital losses                              $ (120)      $  (17)      $ (135)      $  (17)
-------------------------------------------------------------------------------------------------------

(1) Represents annualized net investment income (excluding net realized capital gains or losses) divided by average invested assets at cost (fixed maturities at amortized cost).

For the second quarter and six months ended June 30, 2002, net investment income, excluding policy loans, increased $17 or 5% and $46 or 6%, respectively, compared to the respective prior year periods. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Invested assets increased 7% from December 31, 2001 primarily due to operating cash flows. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital losses for the second quarter and six months ended June 30, 2002 increased $103 and $118, compared to the respective prior year periods. Included in the second quarter and six months ended June 30, 2002 were write-downs for other than temporary impairments on fixed maturities of $144 and $159, respectively, including a $74 before-tax loss related to securities issued by WorldCom taken in the second quarter ended June 30, 2002. Net realized capital losses for the second quarter ended June 30, 2001 were attributable to portfolio rebalancing activities. Included in both 2002 and 2001 net losses were losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest.


CAPITAL MARKETS RISK MANAGEMENT

The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of separate and distinct risk management units supporting Hartford Life's operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Hartford Life is exposed to two primary sources of investment and asset/liability management risk: credit risk, relating to the uncertainty associated with the ability of an obligor or counterparty to make timely payments of principal and/or interest, and market risk, relating to the market price and/or cash flow variability associated with changes in interest rates, securities prices, market indices, yield curves or currency exchange rates. The Company does not hold any financial instruments purchased for trading purposes.

Please refer to the Capital Markets Risk Management section of the MD&A in Hartford Life's 2001 Form 10-K Annual Report for further discussion, including a description of the Company's objectives, policies and strategies.

Credit Risk

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer or counterparty. Creditworthiness of specific obligors is determined by an internal credit assessment and ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored at regular intervals. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

As of June 30, 2002 and December 31, 2001, over 95% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade. While the overall credit quality of the fixed maturity portfolio has remained essentially unchanged, the percentages of BBB and BB & below holdings have increased due to downgraded credit ratings primarily in public corporate bonds.

Market Risk

Hartford Life has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

Equity Markets

Hartford Life's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation, and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate. For further discussion of the Company's exposure to interest rate risk, please refer to the Capital Markets Risk Management section of the MD&A in Hartford Life's 2001 Form 10-K Annual Report.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of deferred policy acquisition costs (DAC) to be amortized in a given financial statement period. A significant decrease in the Company's expected gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. Hartford Life currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts. Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company's statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing currently is set to begin in October 2002.

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company-approved risk management strategies: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. The Company does not make a market or trade derivatives for the express purpose of earning trading profits. (For further discussion on The Company's use of derivative instruments, refer to Note 3 of Notes to Consolidated Financial Statements.)

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.4 billion as of both June 30, 2002 and December 31, 2001.

The capital structure of the Company consists of debt and equity, and is summarized as follows:

                                                                              JUNE 30, 2002    DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                  $  1,050           $  1,050
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)               450                450
----------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                    $  1,500           $  1,500
----------------------------------------------------------------------------------------------------------------
Equity excluding unrealized gain on securities and other, net of tax (1)        $  4,614           $  4,385
Unrealized gain on securities and other, net of tax (1)                              341                225
----------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                                    $  4,955           $  4,610
----------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (2)                                                      $  6,114           $  5,885
----------------------------------------------------------------------------------------------------------------
Debt to equity (2) (3)                                                                33%                34%
Debt to capitalization (2) (3)                                                        25%                25%
----------------------------------------------------------------------------------------------------------------

(1) Other represents the net gain on cash-flow hedging instruments as a result of the Company's adoption of SFAS No. 133.

(2) Excludes unrealized gain on securities and other, net of tax.

(3) Excluding TruPS, the debt to equity ratios were 23% and 24% as of June 30, 2002 and December 31, 2001, respectively, and the debt to capitalization ratios were 17% and 18% as of June 30, 2002 and December 31, 2001.

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

Capitalization

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $229, or 4%, as of June 30, 2002, as compared to December 31, 2001. This increase was primarily the result of earnings, partially offset by dividends declared.

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

Dividends

The Company declared $33 in dividends for the six months ended June 30, 2002 to Hartford Fire Insurance Company. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared dividends of $72 for the six months ended June 30, 2002.

Cash Flows

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         2002            2001
--------------------------------------------------------------------------------
Cash provided by operating activities                  $    514        $    387
Cash used for investing activities                       (1,643)         (2,669)
Cash provided by financing activities                     1,078           2,341
Cash -- end of period                                       118             161
--------------------------------------------------------------------------------

The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first six months of 2002. The decrease in cash provided by financing activities primarily relates to proceeds received by the Company to finance the Fortis acquisition in the first quarter of 2001, which closed on April 2, 2001. The decrease in cash used for investing activities was primarily due to the purchase of short-term investments in 2001 with funds received from the financing activities discussed above. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.


Equity Markets

For a discussion of equity markets impact to capital and liquidity, see Capital Markets Risk Management under "Market Risk".


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

                           Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Hartford Life is or may become involved in various legal actions, some of which may involve claims for substantial amounts. In the opinion of management, the ultimate liability, if any, with respect to such actual and potential lawsuits, after consideration of provisions made for potential losses and costs of defense, is not expected to be material to the consolidated financial condition, results of operations or cash flows of the Company.

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

HLIC and ICMG have moved the district court for, among other things, judgment as a matter of law or a new trial, and intend to appeal the judgment if the district court does not set it aside or substantially reduce it. In either event, the Company's management, based on the opinion of its legal advisers, believes that there is a substantial likelihood that the jury award will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcome of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

Hartford Life also is involved in arbitration with one of its primary reinsurers relating to variable annuity contracts with death benefit guarantees. The arbitration is discussed more fully in the MD&A under the caption "Capital Markets Risk Management - Market Risk".


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- See exhibits index.

(b) Reports on Form 8-K:

The Company filed a Form 8-K/A (Amendment No. 2) Current Report on May 17, 2002,
Item 4, Changes in Registrant's Certifying Accountants, to report the dismissal by The Hartford Financial Services Group, Inc. ("The Hartford"), the ultimate parent company of Hartford Life, Inc. (the "Company"), of Arthur Andersen LLP as The Hartford's independent auditor.

The Company filed a Form 8-K Current Report on April 23, 2002, Item 4, Changes in Registrant's Certifying Accountants, to report that the Board of Directors of The Hartford Financial Services Group, Inc. ("The Hartford"), the ultimate parent company of Hartford

Life, Inc. (the "Company"), engaged Deloitte & Touche LLP as The Hartford's independent auditors for the fiscal year 2002.

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

                              HARTFORD LIFE, INC.




                              /s/  Mary Jane B. Fortin
                              --------------------------------------------------
                              Mary Jane B. Fortin
                              Senior Vice President and Chief Accounting Officer





AUGUST 13, 2002

                               HARTFORD LIFE, INC.
                                    FORM 10-Q
                                 EXHIBITS INDEX

 Exhibit #
 ---------

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