Form 10-K
period 2002-12-31
HARTFORD LIFE INC
filed 2003-03-04
CIK 1032204

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

7.2% Trust Preferred Securities, Series A, issued by Hartford Life Capital I
7.625% Trust Preferred Securities, Series B, issued by Hartford Life Capital II
7.375% Senior Notes due March 1, 2031

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ]   No[X]

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2002 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Fire Insurance Company, a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

As of February 28, 2003, there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant.

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

A subsidiary of The Hartford Financial Services Group, Inc., Hartford Life is the nation’s largest writer of individual variable annuities, the number three writer of group disability insurance, and a top provider of individual variable life insurance.

CONTENTS

	ITEM	DESCRIPTION	PAGE
PART I	1	Business of Hartford Life*	3
	2	Properties*	10
	3	Legal Proceedings	10
	4	**
PART II	5	Market for Hartford Life’s Common Stock and Related Stockholder Matters	11
	6	**
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	12
	7A	Quantitative and Qualitative Disclosures About Market Risk	43
	8	Financial Statements and Supplementary Data	43
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
PART III	10	**
	11	**
	12	**
	13	**
	14	Controls and Procedures
PART IV	15	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	43
		Signatures	II-1
		Certifications	II-2-3
		Exhibits Index	II-4

* **	Item prepared in accordance with General Instruction I (2) of Form 10-K Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

Item 1. BUSINESS OF HARTFORD LIFE
(Dollar amounts in millions, except for share data, unless otherwise stated)

General

Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”), an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 740,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable life insurance and group disability insurance in the United States. In addition, in 2001 The Hartford Mutual Funds, Inc. reached $12 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. As of December 31, 2002, retail mutual fund assets were $14.2 billion. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against disability or death and engage in estate planning. In an effort to advance the Company’s strategy of growing its life and asset accumulation businesses, The Hartford acquired the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the MD&A and Note 20 of Notes to Consolidated Financial Statements). In addition, Hartford Life’s Japanese operation achieved $1.4 billion in variable annuity sales for the year ended December 31, 2002, bringing account values related to Japan to more than $1.7 billion as of December 31, 2002.

Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2001. In the past year, the Company’s total assets under management, which include $15.3 billion of third-party assets invested in the Company’s mutual funds and 529 College Savings Plans, decreased 2% to $165.1 billion at December 31, 2002 from $168.4 billion at December 31, 2001. Hartford Life generated revenues of $6.4 billion, $6.5 billion and $6.0 billion in 2002, 2001 and 2000, respectively. Additionally, the Company generated net income of $557, $685 and $575 in 2002, 2001 and 2000, respectively.

Customer Service, Technology and Economies of Scale

The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. The Company continues to achieve operating efficiencies in its Investment Products segment. Operating expenses associated with the Company’s individual annuity products as a percentage of total individual annuity account values have been reduced since 1992, declining from 43 basis points to 25 basis points in 2002. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life was awarded the 2002 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the seventh consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in both 2002 and 2001, The Hartford Mutual Funds, Inc. was named the leading mid-sized fund complex in the industry for top service providers, according to a survey of broker-dealers conducted by DALBAR Inc. Additionally, the Company’s Individual Life Division won its second consecutive DALBAR award for service of life insurance customers and its first DALBAR Intermediary Service Award in 2002.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk and greater than expected mortality and morbidity experience. As of December 31, 2002, the Company had limited exposure to disintermediation risk on approximately 96% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience.

Reporting Segments

Hartford Life, headquartered in Simsbury, Connecticut, is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”). The Company includes in “Other” corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Japan and Latin America, realized capital gains and losses and intersegment eliminations. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life’s segments may be found in the MD&A and Note 19 of Notes to Consolidated Financial Statements.

Investment Products

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. From December 31, 1997 to December 31, 2002, this segment’s assets under management grew to $110.2 billion from $71.3 billion, a five year compounded annual growth rate of 9.4%. Investment Products generated revenues of $2.6 billion, $2.5 billion and $2.4 billion in 2002, 2001 and 2000, respectively, of which individual annuities accounted for $1.5 billion in 2002, 2001 and 2000. Net income in the Investment Products segment was $432, $463 and $424 in 2002, 2001 and 2000, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $11.6 billion, $10.0 billion and $10.7 billion in 2002, 2001 and 2000, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $10.3 billion in 2002 and $9.0 billion in 2001 and 2000. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company’s total account value related to individual annuity products was $74.9 billion as of December 31, 2002. Of this total account value, $64.3 billion, or 86%, related to individual variable annuity products and $10.6 billion, or 14%, related primarily to fixed MVA annuity products. In 2001, the Company’s total account value related to individual annuity products was $84.2 billion. Of this total account value, $74.6 billion, or 89%, related to individual variable annuity products and $9.6 billion, or 11%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Hartford Life continues to emerge as a significant participant in the mutual fund business and is among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”) and to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts (“GICs”). In 2002, the Company began selling a 529 college savings product.

As previously mentioned, The Hartford acquired the individual annuity and mutual fund businesses of Fortis, Inc. in 2001. This acquisition increased assets under management in the Company’s fast growing mutual fund business by 20%, helped solidify the Company’s strong position in variable annuities and strengthened the Company’s 401(k) sales.

Principal Products

Individual Variable Annuities — Hartford Life earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more non-guaranteed separate accounts. Due to this enhanced rate and the volatility experienced in the overall equity markets, this option continues to be popular with policyholders. Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the

Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s initial deposit less withdrawals, and reduce to zero on a sliding scale, usually within seven policy years. Volatility experienced by the equity markets over the past few years did not cause a significant increase in variable annuity surrenders, demonstrating that policyholders are generally aware of the long-term nature of these products. Individual variable annuity account values of $64.3 billion as of December 31, 2002, have grown significantly from $13.1 billion as of December 31, 1994, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 88% and 94% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2002 and 2001, respectively.

In August 2002, the Company introduced Principal First, a new guaranteed withdrawal benefit rider which is sold in conjunction with the Company’s variable annuity contracts. The Principal First rider provides a guaranteed withdrawal benefit that gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholder’s premium payments. This guarantee will remain in effect if periodic surrenders do not exceed an amount equal to 7% of premium payments each contract year. If the policyholder chooses to surrender an amount more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments.

The assets underlying the Company’s variable annuities are managed both internally and by outside money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”); Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. (“Putnam”); American Funds; MFS Investment Management (“MFS”); Franklin Templeton Group; and AIM Investments (“AIM”). All have an interest in the continued growth in sales of the Company’s products and greatly enhance the marketability of the Company’s annuities and the strength of its product offerings. The Director variable annuity, which is managed in part by Wellington, continues to be the industry leader in terms of retail sales. In addition, Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of four of the nation’s most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has quickly emerged as a strong selling product for the Company and ranks in the top 5 in the industry.

Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately eight years. Account values of fixed MVA annuities were $10.6 billion and $9.6 billion as of December 31, 2002 and 2001, respectively.

Mutual Funds — In September 1996, Hartford Life launched a family of retail mutual funds for which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 33 funds, including the addition of five new fixed income funds introduced in 2002. The Company’s funds are managed by Wellington and HIMCO. The Company has entered into agreements with over 960 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company’s consolidated financial statements. Total retail mutual fund assets under management were $14.2 billion and $15.9 billion as of December 31, 2002 and 2001, respectively.

Governmental — The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2002, the Company administered over 3,000 plans under Section 457 and 403(b). Total governmental assets under management were $7.9 billion and $8.6 billion as of December 31, 2002 and 2001, respectively.

Corporate — The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2002, the Company administered over 4,100 Section 401(k) plans. Total corporate assets under management were $3.4 billion and $2.6 billion as of December 31, 2002 and 2001, respectively.

Institutional Investment Products — The Company sells structured settlement contracts which provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company’s structured settlements are sold through The Hartford’s Property & Casualty insurance operations as well as specialty brokers. The Company also markets other annuity contracts for special purposes such as the funding of terminated defined benefit pension plans. In addition, the Company offers GICs and short-term funding agreements. Total institutional investment products assets under management were $9.7 billion and $9.1 billion as of December 31, 2002 and 2001, respectively.

Section 529 Plans — Hartford Life introduced a tax advantaged college savings product (“529 plan”) in March 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both residents of West Virginia and out-of-state participants to plan for a college education. In 1996, Congress created a tax-advantaged college savings program as part of Section 529 of the Internal Revenue Code (the “Code”). The 529 Plan is an investment plan operated by a state, designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax-exempt for qualified withdrawals.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements the Company’s existing offering of investment products (mutual funds, variable annuities, 401(k), 457 and 403(b) plans). It also leverages the Company’s capabilities in distribution, service and fund performance. Total 529 Plan assets under management were $87 as of December 31, 2002.

Marketing and Distribution

The Investment Products distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated).

Hartford Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of September 30, 2002, the Company was selling products through 24 of the 25 largest retail banks in the United States, including proprietary relationships with 12 of the top 25. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of its individual annuities and mutual funds is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes The Company’s fixed and variable annuities, mutual funds, 401(k) plans and 529 Plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan and institutional markets.

Competition

The Investment Products segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Individual Life

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. The individual life business acquired from Fortis in 2001 added significant scale to the Company’s Individual Life segment, contributing to the significant increase in life insurance in force. As of December 31, 2002, life insurance in force increased 5% to $126.7 billion, from $120.3 billion as of December 31, 2001. Account values decreased 4% to $7.6 billion as of December 31, 2002 from $7.9 billion as of December 31, 2001. Revenues were $958, $890 and $640 in 2002, 2001 and 2000, respectively. Net income in the Individual Life segment was $133, $121 and $79 in 2002, 2001 and 2000, respectively.

Principal Products

Hartford Life holds a significant market share in the variable life product market. In 2002, the Company’s new sales of individual life insurance were 82% variable life, 13% universal life and other, and 5% term life insurance.

Variable Life — Variable life insurance provides a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company’s single premium variable life product provides a death benefit to the policy beneficiary based on a single premium deposit. The Company’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable life account values were $3.6 billion and $4.0 billion as of December 31, 2002 and 2001, respectively.

Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. The Company offers both flexible and fixed premium policies and provides policyholders with flexibility in the available coverage, the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells universal life insurance policies with a second-to-die feature similar to that of the variable life insurance product offered. Universal life and interest sensitive whole life account values were $3.1 billion as of December 31, 2002 and 2001.

Marketing and Distribution

Consistent with the Company’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks, financial planners, certified public accountants and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life’s products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system.

Competition

The Individual Life segment competes with approximately 1,800 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.

Group Benefits

The Group Benefits segment sells group life and group disability insurance, as well as other products, including stop loss, accidental death and dismemberment, travel accident and other special risk coverage to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. Typically policies are sold with one, two or three year rate guarantees depending upon the product. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. In the disability market, the Company focuses on strong underwriting and claims management to derive a competitive advantage. The Group Benefits segment generated revenues of $2.6 billion, $2.5 billion and $2.2 billion in 2002, 2001 and 2000, respectively, of which group disability insurance accounted for $1.2 billion, $1.1 billion and $964 and group life insurance accounted for $1.0 billion, $902 and $810, respectively. The Company held group disability reserves of $2.5 billion and $2.4 billion and group life reserves of $765 and $706, as of December 31, 2002 and 2001, respectively. Net income in the Group Benefits segment was $128, $106 and $90 in 2002, 2001 and 2000, respectively.

Principal Products

Group Disability — Hartford Life is one of the largest participants in the “large case” market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the “small case” and “medium case” group markets, emphasizing name recognition and reputation as well as the Company’s managed disability approach to claims and administration. The Company’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

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

Group Life — Group term life insurance provides term coverage to employees and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit option, whereby terminally ill policyholders can receive death benefits prior to their deaths. In addition, the Company offers premium waiver and accidental death and dismemberment coverages to employee groups.

Other — Hartford Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company also provides travel accident, hospital indemnity and other coverages (including group life and disability) primarily to individual membership of various associations, as well as employee groups. A significant Medicare supplement customer of the company had been the members of the Retired Officers Association, an organization consisting of retired military officers. Congress passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation reduced the Company’s premium revenue by $131 in 2002, compared to 2001.

Marketing and Distribution

The Company uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations. The Company intends to continue to expand the system over the coming years in areas that offer the highest growth potential.

Competition

The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years.

Corporate Owned Life Insurance (“COLI”)

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

Variable COLI account values were $19.7 billion and $18.0 billion as of December 31, 2002 and 2001, respectively. Leveraged COLI account values decreased to $3.3 billion as of December 31, 2002 from $4.3 billion as of December 31, 2001, primarily due to the continuing effects of HIPAA. COLI generated revenues of $592, $719 and $767 in 2002, 2001 and 2000, respectively and net income of $32, $37 and $34 in 2002, 2001 and 2000, respectively.

Reserves

In accordance with applicable insurance regulations under which the Company operates, life insurance subsidiaries of Hartford Life establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Hartford Life reserves may be found in the Critical Accounting Estimates section of the MD&A under “Reserves” .

Ceded Reinsurance

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2002, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantee and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts. Such transfer does not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. Hartford Life also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2002, 2001 and 2000, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers.

Investment Operations

An important element of the financial results of Hartford Life is return on invested assets. The Company’s investment operations are managed by Hartford Investment Management Company (“HIMCO”) a wholly owned subsidiary of The Hartford. Hartford Life’s investments have been separated into specific portfolios, which support specific classes of product liabilities. HIMCO works closely with the product lines to develop investment guidelines, including duration targets, asset allocation and convexity constraints, asset/liability mismatch tolerances and return objectives, to ensure that the product line’s individual risk and return objectives are met.

The Company’s primary objective for its general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity, relative to that of corporate and policyholder obligations.

For a further discussion of Hartford Life’s approach to managing risks, including derivative utilization, see the Capital Markets Risk Management section of the MD&A, as well as Notes 2(g), 2(h) and 6 of Notes to Consolidated Financial Statements.

Regulation and Premium Rates

Although there has been some deregulation with respect to large commercial insurers in recent years, insurance companies, for the most part, are still subject to comprehensive and detailed regulation and supervision throughout the United States. The extent of such regulation varies, but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to state insurance departments. Such powers relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; the nature of and limitations on investments; establishing premium rates; claim handling and trade practices; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values; and the adequacy of reserves and other necessary provisions for unearned premiums, unpaid claims and claim adjustment expenses and other liabilities, both reported and unreported.

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

The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Company’s international operations are comprised of insurers licensed in their respective countries and, therefore, are subject to the generally less restrictive domestic insurance regulations.

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

Employees

Hartford Life had approximately 6,600 employees at December 31, 2002.

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

Item 3. LEGAL PROCEEDINGS

Hartford Life is involved or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC (“Bancorp”) v. Hartford Life Insurance Company (“HLIC”), et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. (“ICMG”). The judge dismissed the patent infringement claim on summary judgment. The jury’s award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company’s management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company’s statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

PART II

Item 5.	MARKET FOR HARTFORD LIFE’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of the Company’s outstanding shares are ultimately owned by The Hartford. As of February 28, 2003, the Company had issued and outstanding 1,000 shares of Common Stock at $0.01 par value per share.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”) as of December 31, 2002, compared with December 31, 2001, and its results of operations for the three years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein (other than statements of historical fact) are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain impact of the Bush Administration’s budget proposal relating to the distribution of nontaxable dividends to shareholders and the creation of new tax-favored individual savings accounts, if adopted, on the Company; the availability of reinsurance to protect the Company against losses and the impact of increasing and uncertain reinsurance rates; the possibility of higher loss costs than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates	12
Consolidated Results of Operations: Operating Summary	15
Investment Products	17
Individual Life	19
Group Benefits	20
Corporate Owned Life Insurance (COLI)	21
Investments	22
Capital Markets Risk Management	25
Capital Resources and Liquidity	36
Effect of Inflation	43

CRITICAL ACCOUNTING ESTIMATES

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: valuation of investments and derivative instruments; deferred policy acquisition costs; reserves and accounting for contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Valuation of Investments and Derivative Instruments

The Company’s investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available for sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share related to the Company’s immediate participation guaranteed contracts and the related change in amortization of deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance, which approximates fair value. Other invested assets consist primarily of limited partnership investments that are accounted for by the equity method. The Company’s net income from partnerships is included in net investment income. Other investments also include mortgage loans at amortized cost and derivatives at fair value.

The fair value of securities is based upon quoted market prices or broker quotations when available. Where market prices or broker quotations are not available, management typically estimates the fair value based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security were sold immediately. Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

One of the significant estimations inherent in the valuation of investments is the evaluation of other than temporary impairments. The evaluation for other than temporary impairments is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral pools. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis. The Company has a security monitoring process comprised of a committee of investment and accounting professionals that identifies securities that, due to certain characteristics are subjected to an enhanced analysis on a quarterly basis. Such characteristics include, but are not limited to: a deterioration of the financial condition of the issuer, the magnitude and duration of unrealized losses, credit rating and industry category.

The primary factors considered in evaluating whether a decline in value for corporate issued securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” requires the Company to periodically update its best estimate of cash flows over the life of the security. If management estimates that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment charge is recognized. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). At December 31, 2002 and 2001, the carrying value of the Company’s DAC was $5.2 billion and $5.0 billion, respectively.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”) from projected investment, mortality and expense margins and surrender charges. A portion of the DAC amortization is allocated to realized gains and losses. The DAC balance is also adjusted by an amount that represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized amounts been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and variable life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity and variable life business was 9% at December 31, 2002 and 2001. For all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5% to 8.5% for the years ended December 31, 2002 and 2001.

Due to the increased volatility and precipitous decline experienced by the U.S. equity markets in 2002, the Company enhanced its DAC evaluation process during the course of the year. The Company developed sophisticated modeling capabilities, which allowed it to run 250 stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a reasonable range of estimates for the present value of future gross profits. This range is then compared to the present value of future gross profits currently utilized in the DAC amortization model. As of December 31, 2002, the current estimate falls within the reasonable range, and therefore, the Company does not believe there is evidence to suggest a revision to the EGPs is necessary.

Additionally, the Company has performed various sensitivity analyses with respect to separate account fund performance to provide an indication of future separate account fund performance levels, which could result in the need to revise future EGPs. The Company has estimated that a revision to the future EGPs is unlikely in 2003 in the event that the separate account fund performance meets or exceeds the Company’s long-term assumption of 9% and that a revision is likely if the overall separate account fund performance is negative for the year. In the event that separate account fund performance falls between 0% and 9% during 2003, the Company will need to evaluate the actual gross profits versus the mean EGPs generated by the stochastic DAC analysis and determine whether or not to make a revision to the future EGPs. Factors that will influence this determination include the degree of volatility in separate account fund performance, when during the year performance becomes negative and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index, although no assurance can be provided that this correlation will continue in the future.

Should the Company change its assumptions utilized to develop EGPs (commonly referred to as “unlocking”) the Company would record a charge (or credit) to bring its DAC balance to the level it would have been had EGPs been calculated using the new assumptions from the date of each policy. The Company evaluates all critical assumptions utilized to develop EGPs (e.g. lapse, mortality) and will make a revision to future EGPs to the extent that actual experience is significantly different than expected.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ money held in the separate accounts is invested in the equity market. As of December 31, 2002, separate account assets could fall 25% and the Company believes its DAC asset would still be recoverable.

Reserves

The Company’s insurance subsidiaries establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported (“IBNR”) and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. Certain investment contracts include provisions whereby a guaranteed minimum death benefit is provided in the event that the contractholder’s account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. In addition, these contracts contain various provisions for determining the amount of the death benefit guaranteed following the withdrawal of a portion of the account value by the policyholder. Partial withdrawals under certain of these contracts may not result in a reduction in the guaranteed minimum death benefit in proportion to the portion surrendered. The Company records the death benefit costs, net of reinsurance, as they are incurred.

For the Company’s group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

Accounting for Contingencies

Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. The evaluation is a two-step process, including: determining a likelihood of loss, and, if a loss is likely, developing a potential range of loss. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more likely than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation and tax matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

Hartford Life provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services; individual and corporate owned life insurance; and, group benefit products, such as group life and group disability insurance.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable life products and mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

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

Operating Summary

	2002	2001	2000

Fee income	$2,577	$2,633	$2,484
Earned premiums	2,187	2,142	1,886
Net investment income	1,858	1,779	1,592
Other revenue	120	128	116
Net realized capital losses	(317)	(133)	(88)

Total revenues	6,425	6,549	5,990

Benefits, claims and claim adjustment expenses	3,648	3,611	3,162
Insurance operating costs and expenses	1,438	1,390	1,281
Amortization of deferred policy acquisition costs and present value of future profits	628	642	671
Interest expense	112	104	66
Goodwill amortization	—	24	6
Other expenses	32	13	16

Total benefits, claims and expenses	5,858	5,784	5,202

Income before income tax expense and cumulative effect of accounting changes	567	765	788
Income tax expense	10	54	213
Cumulative effect of accounting changes, net of tax [1]	—	(26)	—

Net income	557	685	575
Less: Cumulative effect of accounting changes, net of tax [1]	—	(26)	—
Net realized capital losses, after-tax	(196)	(89)	(57)

Operating income [2]	$753	$800	$632

[1]	For the year ended December 31, 2001, represents the cumulative impact of the Company’s adoption of SFAS No. 133 of $(23) and EITF Issue 99-20 of $(3)
[2]	For the year ended December 31, 2002, includes $76 tax benefit related to separate account investment activity and an $8 after-tax benefit related to September 11. Additionally, for the year ended December 31, 2002, includes $11 after-tax expense related to the Bancorp litigation. For the year ended December 31, 2001, includes $130 tax benefit related to separate account investment activity and $20 of after-tax losses related to September 11. For the year ended December 31, 2000, includes $32 tax benefit related to favorable tax items

Hartford Life defines “operating income” as after-tax operational results excluding, as applicable, net realized capital gains and losses, restructuring charges, losses from early retirement of debt, the cumulative effect of accounting changes and certain other items. Operating income is a performance measure used by the Company in the management of its operations. Management believes that this performance measure delineates the results of operations of the Company’s ongoing businesses in a manner that allows for a better understanding of the underlying trends in the Company’s current business. However, operating income should only be analyzed in conjunction with, and not in lieu of, net income and may not be comparable to other performance measures used by the Company’s competitors.

Hartford Life consists of the following reportable operating segments: Investment Products, Individual Life, Group Benefits and COLI. In addition, Hartford Life includes in an Other category its international operations, which are primarily located in Japan and Latin America, and corporate items not directly allocable to any of its reportable operating segments.

On April 2, 2001, The Hartford acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in Life’s consolidated results of operations. (For further disclosure, see Note 20 of Notes to Consolidated Financial Statements).

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

2002 Compared to 2001 — Revenues decreased $124, or 2%, primarily driven by realized capital losses of $317 in 2002 as compared to $133 in 2001. (See the Investments section for further discussion of investment results and related realized capital losses.) Additionally, COLI experienced a decline in revenues of $127, or 18%, as a result of the decrease in leveraged COLI account values as compared to a year ago, which was offset by revenue growth across its other operating segments. Revenues related to the Investment Products segment increased $91, or 4%, as a result of continued growth related to its institutional investment product business, which more than offset the decline of $40, or 3%, in revenues within the individual annuity operation. Lower assets under management due to the decline in the equity markets are the principal driver of declining revenues for the individual annuity operation. The Group Benefits segment experienced an increase in revenues of $75, or 3%, as a result of strong sales to new customers and solid persistency within the in-force block of business. Additionally, Individual Life revenues increased by $68, or 8%, as a result of the Fortis acquisition and increased life insurance in force.

Expenses increased $30, or 1%, due to a lower benefit recorded related to favorable resolution of dividends-received deduction (“DRD”)-related tax items (see also the discussion of DRD tax issues at Note 17(c)), an increase in benefits and claims of $37, or 1%, due primarily to growth in the Group Benefits segment and higher death benefits in the Investment Products segment, as a result of the lower equity markets and additional expense related to the Fortis acquisition. These increases were offset by a decrease in income tax expense, due to lower pre-tax income as compared to a year ago. Expenses increased $122, or 6%, in the Investment Products segment, principally related to the growth in the institutional investment product business and a $31 increase in death benefits related to the individual annuity operation, as a result of depressed contractowner account values driven by the lower equity markets. In addition, 2002 expenses include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see Note 17(a) of Notes to Consolidated Financial Statements.) Also included in expenses was an after-tax benefit of $8, recorded within “Other”, associated with favorable development related to Life’s estimated September 11 exposure.

Net income and operating income decreased $128, or 19%, and $47, or 6%, respectively, due to the decline in revenues and increase in expenses described above. In 2002 Hartford Life recognized an $8 after-tax benefit due to favorable development related to September 11. In 2001, the Company recorded a $20 after-tax loss related to September 11. Excluding the impact of September 11, net income decreased $156, or 22%, and operating income decreased $75, or 9%. Net income for the Investment Products segment was down $31, or 7%, as growth in the other investment products businesses, particularly institutional investment products, was more than offset by the decline in revenues in the individual annuity operation, which was negatively impacted by the lower equity markets. COLI net income decreased $5, or 14%. Excluding the impact of September 11, COLI’s net income decreased $7, or 18%, primarily the result of the charge associated with the Bancorp litigation. The declines in net income for those segments were partially offset by increases in net income for the Group Benefits and Individual Life segments. Group Benefits earnings increased $22, or 21%. Excluding the impact of September 11, Group Benefits net income increased $20, or 19%. The increases were principally driven by ongoing premium growth and stable loss and expense ratios and improving loss ratios. Individual Life net income increased $12, or 10%. Excluding the impact of September 11, Individual Life’s net income increased $9, or 7%, as the result of the Fortis acquisition. Other net income decreased $126 and operating income decreased $45, or 62%. In 2002, Life recognized an $8 after-tax benefit due to favorable development related to September 11 in Other. In 2001, Life recorded a $13 after-tax loss related to September 11 in Other. Excluding the impact of September 11, Other net income decreased $147 and operating income decreased $66, or 77%. The decline in net income of the Other segment is principally due to a higher realized capitalized losses and a lower tax benefit recorded in 2002 compared to 2001 as discussed above.

2001 Compared to 2000 — Revenues increased $559, or 9%, primarily related to the growth across each of Hartford Life’s primary operating segments, particularly the Individual Life and Group Benefits segments, where revenues increased $250, or 39%, and $300, or 14%, respectively. The revenue growth in the Individual Life segment was primarily due to higher earned fee income and net investment income resulting from the business acquired from Fortis. The Group Benefits segment experienced higher earned premiums due to strong sales and persistency. The Investment Products segment also contributed to the revenue increase as a result of higher fee income in the retail mutual fund business and higher net investment income in the institutional business. Revenues related to the Company’s Individual Annuity business were down $46 or 3%, primarily due to lower fee income as a result of the lower equity markets in 2001. Additionally, COLI revenues were below prior year due to a decrease in variable COLI sales and the declining block of leveraged COLI business.

Benefits claims and expenses increased $582, or 11%, primarily associated with the growth in the Company’s revenues discussed above.

Net income increased $110, or 19%, and operating income increased $168, or 27%, led by the Individual Life and Group Benefits segments where net income increased $42, or 53% and $16, or 18%, respectively. In addition, the 2001 results include a $130 federal income tax benefit primarily related to separate account investment activity and a $20 loss associated with the impact of September 11. Additionally, 2000 results include a benefit of $32 also related to favorable tax items. Excluding these tax items and the impact of September 11, net income increased $32, or 6%, and operating income increased $90, or 15%, for the year ended December 31, 2001, as each of the Company’s operating segments experienced growth from a year ago.

Segment Results

Below is a summary of net income (loss) by segment.

	2002	2001	2000

Investment Products	$432	$463	$424
Individual Life	133	121	79
Group Benefits	128	106	90
Corporate Owned Life Insurance	32	37	34
Other	(168)	(42)	(52)

Net income	$557	$685	$575

     A description of each segment as well as an analysis of the operating results summarized above is included on the following pages. Deferred Acquisition Costs, Reserves and Investments are discussed in separate sections.

INVESTMENT PRODUCTS

Operating Summary

	2002	2001	2000

Fee income and other	$1,518	$1,620	$1,639
Net investment income	1,079	886	741

Total revenues	2,597	2,506	2,380

Benefits, claims and claim adjustment expenses	944	819	700
Insurance operating costs and other expenses	648	608	551
Amortization of deferred policy acquisition costs and present value of future profits	444	461	516

Total benefits, claims and expenses	2,036	1,888	1,767

Income before income tax expense	561	618	613
Income tax expense	129	155	189

Net income	$432	$463	$424

Individual variable annuity account values	$64,343	$74,581	$78,174
Other individual annuity account values	10,565	9,572	9,059
Other investment products account values	19,921	19,322	17,376

Total account values	94,829	103,475	104,609
Mutual fund assets under management	15,321	16,809	11,432

Total Investment Products assets under management	$110,150	$120,284	$116,041

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

2002 Compared to 2001 — Revenues in the Investment Products segment increased $91, or 4%. These increases in revenues are primarily driven by growth in the institutional investment product business, where related assets under management increased $669, or 7%, to $9.7 billion as of December 31, 2002. This revenue increase was partially offset by lower fee income related to the individual annuity operation as average account values decreased from $85.7 billion to $79.5 billion compared to prior year, primarily due to the lower equity markets.

Expenses increased $122, or 6%, driven by increases of $84, or 11%, in interest credited on general account assets, $61, or 6%, in commissions and wholesaling expenses, and $31 in individual annuity death benefit costs due to the lower equity markets, and an increase of $37, or 23%, in operating expenses incurred by other investment products, primarily driven by the mutual fund business. Partially offsetting these increases was a $34, or 8%, decrease in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower gross profits, driven by the decrease in fee income and the increase in death benefit costs.

Net income decreased $31, or 7%, driven by the continued lower equity markets resulting in the decline in revenues in the individual annuity operation and increases in the death benefit costs incurred by the individual annuity operation. The decrease in individual annuity revenues was significantly offset by growth in revenues related to other investment products, particularly the institutional investment product business. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under “Market Risk”.)

2001 Compared to 2000 — Revenues in the Investment Products segment increased $126, or 5%, driven primarily by other investment products. Fee income from other investment products increased $59, or 21%, principally due to growth in Life’s mutual fund assets under management. Mutual fund assets increased $5.4 billion, or 47%, to $16.8 billion as of December 31, 2001, due to strong sales and the inclusion of the mutual fund assets acquired from Fortis. Net investment income from other investment products increased $113, or 20%, due mostly to growth in the institutional business, where account values were $9.1 billion at December 31, 2001, an increase of $1.4 billion, or 18%, from a year ago. The increase in revenues from other investment products was partially offset by individual annuity revenues, which decreased $46, or 3%. Fee income and net investment income from the individual annuity business acquired from Fortis helped to partially offset lower revenues in the individual annuity operation which was primarily associated with decreased account values resulting from the lower equity markets as compared to the prior year. Individual annuity account values at December 31, 2001 were $84.2 billion, a decrease of $3.1 billion, or 4%, from December 31, 2000.

Benefits, claims and expenses increased $121, or 7%, driven by higher interest credited and insurance operating expenses related to other investment products consistent with the revenue growth described above. Interest credited related to other investment products increased $83, or 18%, while insurance operating expenses increased $44, or 17%. Also, individual annuity benefits and claims expenses increased $35, or 14%, principally due to the business acquired from Fortis and higher death benefits resulting from the lower equity markets in 2001. Individual annuity’s insurance operating costs increased $13, or 4%, due to the business acquired from Fortis. Excluding Fortis, individual annuity’s operating expenses decreased $39, or 4%, from prior year, driven by management’s continued focus on maintaining operating expense levels. Partially offsetting the increase in benefits, claims, and insurance operating costs was a decrease in amortization of deferred policy acquisition costs resulting from the lower gross profits associated with the individual annuity business. In addition, income tax expense for the twelve months ended December 31, 2001 was $118, a $45, or 28%, decrease due to lower pretax operating income and the ongoing tax impact related to separate account investment activity.

Net income increased $39, or 9%. These increases were driven by the growth in revenues in other investment products described above, the favorable impact of Fortis and the lower effective tax rate related to the individual annuity business.

Outlook

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. As this market grows, particularly for variable annuities and mutual funds, new companies are continually entering the market, aggressively seeking distribution channels and pursuing market share. One factor which could impact the Investment Products segment is the President’s tax proposal. See the Legislative Initiatives section of The Capital Resources and Liquidity Section for further discussion of this proposed legislation.

The individual annuity segment continues to be impacted by the lower equity markets in terms of lower assets under management. However, the Company experienced strong sales of annuities, which were $11.6 billion in 2002 as compared to $10.0 billion in 2001. Partially contributing to the growth in sales is Hartford Life’s introduction of Principal First, a guaranteed withdrawal benefit rider, which was developed in response to our customers’ needs. Based on VARDS, the Company had 9.4% market share as of December 31, 2002 as compared to 8.7% at December 31, 2001. (For discussion of the potential future financial statement impact of continued declines in the equity market on the Investment Products segment, see the Capital Markets Risk Management section under “Equity Risk”.)

Management believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. For example, The Hartford introduced a tax advantaged college savings product (“529 plan”) in early 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both the residents of West Virginia and out-of-state participants to invest for a college education. The SMART 529 product complements Hartford Life’s existing offering of investment products (mutual funds, variable annuities, 401 (k), 457 and 403 (b) plans). It also leverages the Company’s capabilities in distribution, service and fund performance. In its first year the SMART 529 product has been well received by many Americans saving for college.

INDIVIDUAL LIFE

Operating Summary

	2002	2001	2000

Fee income and other	$697	$647	$459
Net investment income	261	243	181

Total revenues	958	890	640

Benefits, claims and claim adjustment expenses	443	385	274
Amortization of deferred policy acquisition costs	160	168	145
Insurance operating costs and other expenses	159	159	103

Total benefits, claims and expenses	762	712	522

Income before income tax expense	196	178	118
Income tax expense	63	57	39

Net income	$133	$121	$79

Variable life account values	$3,648	$3,993	2,947
Total account values	$7,557	$7,868	5,849

Variable life insurance in force	$66,715	$61,617	33,460
Total life insurance in force	$126,680	$120,269	75,113

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. Additionally, the Fortis transaction, through the addition of a retail broker dealer, which has been renamed Woodbury Financial Services, has allowed the Individual Life segment to increase its reach in the emerging affluent market.

2002 Compared to 2001 — Revenues in the Individual Life segment increased $68, or 8%, primarily driven by business growth including the impact of the Fortis transaction. However, the Company sold $173 of new business in 2002 as compared to $228 in 2001.

Expenses increased $56, or 7%, principally driven by the growth in the business resulting from the Fortis acquisition. In addition, mortality experience (expressed as death claims as a percentage of net amount at risk) for 2002 increased as compared to the prior year, but was in line with management’s expectations.

Net income increased $12, or 10%. Individual Life incurred an after-tax loss of $3 related to September 11 in the third quarter of 2001. Excluding this loss, Individual Life’s earnings increased $9, or 7%, for the year ended December 31, 2002, due to the contribution to earnings from the Fortis transaction.

2001 Compared to 2000 — Revenues in the Individual Life segment increased $250, or 39%, primarily due to the business acquired from Fortis. Fee income, including cost of insurance charges, increased $180, or 40%, driven principally by growth in the variable life business where account values increased $1.0 billion, or 35%, and life insurance in force increased $28.2 billion, or 84%, from 2000. In addition, net investment income on general account business (universal life, interest sensitive whole life and term life) increased $66, or 34%, consistent with the growth in related account values.

Benefits, claims and expenses increased $190, or 36%, due principally to the growth in revenues described above. Although death benefits were higher in 2001 than the prior year as a result of the increase in life insurance in force, year-to-date mortality experience (expressed as death claims as a percentage of net amount at risk) for 2001 was within pricing assumptions.

Net income increased $42, or 53%, primarily due to the revenue growth described above. Individual Life incurred an after-tax loss of $3 related to September 11. Excluding this loss, net income increased $45, or 57%, primarily due to the growth factors described above.

Outlook

Individual Life sales continue to be impacted by the lower equity markets, uncertainty surrounding estate tax legislation, and aggressive competition from universal life providers. However, The Hartford’s acquisition of the United States individual life insurance business of Fortis has increased its scale while broadening its distribution capabilities as described above. Additionally, the Company continues to introduce new and enhanced products, which are expected to increase universal life sales.

GROUP BENEFITS

Operating Summary

	2002	2001	2000

Earned premiums and other	$2,327	$2,259	$1,981
Net investment income	255	248	226

Total revenues	2,582	2,507	2,207

Benefits, claims and claim adjustment expenses	1,878	1,874	1,643
Insurance operating costs and other expenses	541	498	450

Total benefits, claims and expenses	2,419	2,372	2,093

Income before income tax expense	163	135	114
Income tax expense	35	29	24

Net income	$128	$106	$90

Hartford Life is a leading provider of group benefits, and through this segment sells group life and group disability insurance as well as other products, including stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2002 Compared to 2001 — Revenues in the Group Benefits segment increased $75 or 3%, and excluding buyouts, increased $159 or 7%, driven primarily by growth in premiums, which increased $66, or 3%. The growth in premiums was due to an increase of $281, or 14%, in fully insured ongoing premiums, as a result of steady persistency and pricing actions on the in-force block of business and strong sales to new customers. Offsetting this increase was a decrease in military Medicare supplement premiums of $131 resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. Additionally, premium revenues for 2002 were offset by a $84 decrease in total buyouts. Buyouts involve the acquisition of claim liabilities from another carrier for a purchase price calculated to cover the run off of those liabilities plus administration expenses and profit. Due to the nature of the buyout marketplace, the predictability of buyout premiums is uncertain. Fully insured ongoing sales were $597, an increase of $66, or 12%.

Total expenses increased $53 or 2%, and excluding buyouts, increased $137 or 6%. The increase in expenses is consistent with the growth in revenues previously described. Benefits and claims expenses, excluding buyouts, increased $88, or 5%. The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was approximately 81% down slightly from 82% in 2001. Insurance operating costs and other expenses increased $43, or 9%, due to the fully insured ongoing premium growth previously described and continued investments in technology and service. The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations was approximately 23%, consistent with prior year.

Net income increased $22, or 21%. Group Benefits incurred an after-tax loss of $2 related to September 11 in the third quarter of 2001. Excluding this loss, earnings increased $20, or 19%, for the year ended December 31, 2002 compared to a year ago. The increase in earnings is due to the increase in premium revenues and favorable loss costs, which was partially offset by increased insurance operating costs and other expenses as previously described.

2001 Compared to 2000 — Revenues in the Group Benefits segment increased $300, or 14%, driven primarily by growth in premiums, which increased $278, or 14%, due to solid persistency and increased premium rates related to the in force block of business, and strong sales to new customers. Fully insured ongoing sales for the year ended December 31, 2001 were $531, an increase of $85, or 19%, compared to 2000. Additionally, net investment income increased $22, or 10%, due to the overall growth in the in-force business.

Total benefits, claims and expenses increased $279, or 13%, driven primarily by higher benefits and claims which increased $231, or 14%. These increases are consistent with the growth in the business described above as the 2001 loss ratio (defined as benefits and claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) has remained relatively consistent compared to the 2000 loss ratio. In addition, expenses other than benefits and claims increased $48, or 11%, for the year ended December 31, 2001, also consistent with the overall growth in the segment.

Net income increased $16, or 18%, driven by overall revenue growth and consistent loss and expense ratios as compared to the prior year. Group Benefits incurred an after-tax loss of $2 related to September 11; excluding this loss, operating income increased $18, or 20%.

Outlook

Employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services. Current market conditions, including low interest rates, rising medical costs, and cost containment pressure on employers, create a challenging business environment. However, our strength in claim and risk management, service and distribution will enable the Group Benefits segment to continue to capitalize on market opportunities despite the challenging business environment.

CORPORATE OWNED LIFE INSURANCE (COLI)

Operating Summary
	2002	2001	2000

Fee income and other	$316	$367	$401
Net investment income	276	352	366

Total revenues	592	719	767

Benefits, claims and claim adjustment expenses	401	514	545
Insurance operating costs and expenses	82	84	102
Dividends to policyholders	62	66	67

Total benefits, claims and expenses	545	664	714

Income before income tax expense	47	55	53
Income tax expense	15	18	19

Net income	$32	$37	$34

Variable COLI account values	$19,674	$18,019	$15,937
Leveraged COLI account values	3,321	4,315	4,978

Total account values	$22,995	$22,334	$20,915

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Company sold two principal types of COLI business: leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other postemployment benefit liabilities.

2002 Compared to 2001 — COLI revenues decreased $127, or 18%, primarily related to lower net investment and fee income due to the declining block of leveraged COLI, where related account values declined by $994, or 23%. Net investment income decreased $76, or 22%, while fee income decreased $50, or 14%.

Expenses decreased $122, or 18%, which is relatively consistent with the decrease in revenues described above. However, the decrease was partially offset by $11, after-tax, in accrued litigation expenses related to the Bancorp dispute. (For a discussion of the Bancorp litigation, see Note 17(a) of Notes to Consolidated Financial Statements.)

Net income decreased $5, or 14%, compared to prior year. COLI incurred an after-tax loss of $2 related to September 11 in the third quarter of 2001. Excluding the impact of September 11, COLI’s net income decreased $7, or 18%, principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation.

2001 Compared to 2000 — COLI revenues decreased $48, or 6%, mostly due to lower fee income and net investment income. Fee income and other decreased $34, or 8%, due to a decline in variable COLI sales and deposits which were approximately $1.5 billion in 2001 as compared to $2.9 billion in 2000. In addition, net investment income decreased $14, or 4%, due primarily to lower interest rates and the decline in leveraged COLI account values.

Benefits, claims and expenses decreased $50, or 7%, directly related to the decrease in revenue discussed above.

Net income increased $3, or 9%, primarily due to the overall growth in variable COLI business and earnings associated with the leveraged COLI business recaptured in 1998. COLI incurred an after-tax loss of $2 related to September 11; excluding this charge, operating income increased $5, or 15%.

Outlook

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other postemployment benefit liabilities. The leveraged COLI product has been an important contributor to The Hartford’s profitability in recent years and will continue to contribute to the profitability of The Hartford in the future, although the level of profit has declined in 2002, compared to 2001. COLI continues to be subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

INVESTMENTS

Hartford Life’s general account and guaranteed separate account investment portfolios are managed by Hartford Investment Management Company, a wholly-owned subsidiary of The Hartford. Hartford Investment Management Company is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring functions are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of the Company’s general account is to maximize after-tax returns consistent with acceptable risk parameters (including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations) as discussed in the Capital Markets Risk Management section under “Market Risk — Interest Rate Risk”. An additional objective is to generate sufficient liquidity to meet corporate and policyholder obligations.

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

Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 87% and 82% of the fair value of its invested assets as of December 31, 2002 and 2001, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company also invests in unaffiliated limited partnership arrangements in order to further diversify its investment portfolio. These limited partnerships represent approximately 2% and 3% of the fair value of its invested assets as of December 31, 2002 and 2001, respectively. Limited partnerships are typically less liquid than direct investments in fixed income or equity investments. Market volatility and other factors beyond the Company’s control can adversely affect the value of these investments. Because the Company is a limited partner, its ability to control the timing or the realization of the related investment income is restricted.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company’s recognition of a realized capital loss in its financial results prior to the actual sale of the investment. See Company’s discussion of evaluation of other than temporary impairment in Critical Accounting Estimates under “ Valuation of Investments and Derivative Instruments”.

The weighted average duration of the fixed maturity portfolio was 4.8 and 4.9 as of December 31, 2002 and 2001, respectively. Duration is defined as the approximate percentage change in market price of the portfolio for a 100 basis point change in interest rates. For example, if interest rates increased by 100 basis points, the fair value of the portfolio would be expected to decrease by approximately 4.8% and 4.9% as of December 31, 2002 and 2001, respectively. The following table identifies the invested assets by type held in the general account as of December 31, 2002 and 2001.

Composition of Invested Assets

	2002		2001

	Amount	Percent	Amount	Percent

Fixed maturities, at fair value	$29,377	86.7%	$23,301	82.1%
Equity securities, at fair value	458	1.3%	428	1.5%
Policy loans, at outstanding balance	2,934	8.7%	3,317	11.7%
Limited partnerships, at fair value	519	1.5%	811	2.9%
Other investments	603	1.8%	520	1.8%

Total investments	$33,891	100.0%	$28,377	100.0%

During 2002, fixed maturity investments increased 26% primarily due to increased operating cash flows, transfers into the general account from the variable annuity separate account, and an increase in fair value due to a lower interest rate environment. Limited partnerships decreased $292, or 36%, due to redemptions and a tactical decision to reallocate funds to other asset classes.

The following table identifies, by type, the fixed maturity securities held in the general account as of December 31, 2002 and 2001.

Fixed Maturities by Type

	2002		2001

	Fair Value	Percent	Fair Value	Percent

Corporate	$14,596	49.7%	$11,419	49.0%
Commercial mortgage-backed securities (CMBS)	4,234	14.4%	3,029	13.0%
Asset-backed securities (ABS)	3,954	13.5%	3,427	14.7%
Municipal – tax-exempt	2,000	6.8%	1,565	6.7%
Mortgage-backed securities (MBS) – agency	1,851	6.3%	981	4.2%
Collateralized mortgage obligations (CMO)	691	2.4%	767	3.3%
Government/Government agencies – Foreign	526	1.8%	390	1.7%
Government/Government agencies – United States	360	1.2%	374	1.6%
Municipal – taxable	31	0.1%	47	0.2%
Short-term	1,100	3.7%	1,245	5.3%
Redeemable preferred stock	34	0.1%	57	0.3%

Total fixed maturities	$29,377	100.0%	$23,301	100.0%

There were no material changes in asset allocation during 2002 and 2001.

As of December 31, 2002 and 2001, 18% and 21%, respectively, of the Company’s fixed maturities were invested in private placement securities (including 11% and 12% of Rule 144A offerings as of December 31, 2002 and December 31, 2001, respectively). Private placement securities are generally less liquid than public securities. However, private placements generally have covenants designed to compensate for liquidity risk. Most of the private placement securities in the Company’s portfolio are rated by nationally recognized rating agencies. (For further discussion of the Company’s investment credit policies, see the Capital Markets Risk Management section under “Credit Risk”.)

Investment Results

The following table summarizes Hartford Life’s investment results.

(before-tax)	2002	2001	2000

Net investment income – excluding policy loan income	$1,604	$1,472	$1,284
Policy loan income	254	307	308

Net investment income – total	$1,858	$1,779	$1,592
Yield on average invested assets [1]	6.2%	7.0%	7.0%
Net realized capital losses	$(317)	$(133)	$(88)

[1] Represents net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

2002 Compared to 2001 — Net investment income, excluding policy loan income, increased $132, or 9%. The increase was primarily due to income earned on the previously discussed higher invested asset base partially offset by $36 lower income on limited partnerships and the impact of lower interest rates. Yields on average invested assets decreased as a result of lower rates on new investment purchases, decreased policy loan income, and decreased income on limited partnerships.

Included in 2002 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset-backed fixed maturities of $363. Write-downs on corporate fixed maturities totaled $185 and included impairments in the communications and technology sector of $142 (including a $74 loss related to securities issued by WorldCom Corporation), and the utilities sector of $32. Write-downs on asset-backed securities totaled $167 and included impairments of securities backed by aircraft lease receivables of $73, corporate debt of $35, manufactured housing receivables of $16, mutual fund fee receivables of $16, and on various other asset-backed securities totaling $27. Also included in 2002 net realized capital losses were write-downs for other than temporary impairments on equity securities of $17. These losses were partially offset by gains from the sale of fixed maturity securities.

2001 Compared to 2000 —Net investment income, excluding policy loan income, increased $188, or 15%. The increase was primarily due to income earned on the higher asset base of fixed maturity investments, partially offset by lower yields on fixed maturities in the third and fourth quarters of 2001. Yields on overall average invested assets were flat.

Included in 2001 net realized capital losses were write-downs for other than temporary impairments on primarily corporate and asset- backed fixed maturities of $105. Write-downs on corporate securities totaled $63 and included impairments in the utilities sector of $37 and the communications and technology sector of $17. Write-downs on corporate fixed maturities in the utilities sector were on securities issued by Enron Corporation. Write-downs on asset-backed securities totaled $31 and included impairments of securities backed by corporate debt of $14 and on various other asset-backed securities totaling $17. Also included in net realized capital losses is a $35 loss recognized on the sale of the Company’s interest in an Argentine insurance joint venture, in addition to losses associated with the credit deterioration of certain investments in which the Company has an indirect economic interest. These losses were partially offset by gains from the sale of fixed maturities.

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company’s separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $95.6 billion and $104.6 billion as of December 31, 2002 and 2001, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $11.5 billion and $10.1 billion as of December 31, 2002 and 2001, respectively, wherein Hartford Life contractually guarantees either a minimum return or the account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under “Market Risk — Interest Rate Risk.”

Investment objectives for non-guaranteed separate accounts vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable life insurance contracts and variable COLI.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Hartford Life, including guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

Credit Risk

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and reported to the Finance Committee of the Board of Directors of The Hartford.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and monitored on a regular basis.

Hartford Life is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity.

Derivative Instruments

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

The Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract, and in return, the second party will receive the debt obligation of the first party.

As of December 31, 2002 and 2001, the notional value of total return and credit default swaps totaled $497 and $230, respectively, and the swap fair value totaled $(41) and $(51), respectively.

The following table identifies fixed maturity securities, including guaranteed separate accounts, for the Company’s operations by credit quality. The ratings referenced in the tables are based on the ratings of nationally recognized rating organizations or, if not rated, assigned based on the Company’s internal analysis of such securities. In addition, an aging of the gross unrealized loss position is presented for fixed maturity and equity securities.

As of December 31, 2002 and 2001, over 94% and 96%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). During 2002, the percentage of BB and below rated fixed maturity investments increased due to increased downgrades of corporate and asset backed securities.

Fixed Maturities by Credit Quality

		2002			2001
			Percent of Total			Percent of Total
	Amortized Cost	Fair Value	Fair Value	Amortized Cost	Fair Value	Fair Value

United States Government/Government agencies	$3,596	$3,737	9.2%	$2,573	$2,639	8.0%
AAA	6,519	6,960	17.2%	4,915	5,070	15.3%
AA	4,161	4,396	10.9%	3,570	3,644	11.0%
A	11,745	12,467	30.8%	11,330	11,528	34.8%
BBB	9,211	9,665	23.9%	7,611	7,644	23.1%
BB & below	2,148	2,084	5.2%	1,214	1,148	3.4%
Short-term	1,153	1,153	2.8%	1,470	1,470	4.4%

Total fixed maturities	$38,533	$40,462	100.0%	$32,683	$33,143	100.0%

Total general account fixed maturities	$27,982	$29,377	72.6%	$23,010	$23,301	70.3%

Total guaranteed separate account fixed maturities	$10,551	$11,085	27.4%	$9,673	$9,842	29.7%

The Company’s total and below investment grade (“BIG”) fixed maturity and equity securities held as of December 31, 2002 and 2001 that were in an unrealized loss position are presented in the tables below by length of time the security was in an unrealized loss position.

		Unrealized Loss Aging at December 31, 2002

	Total Securities			BIG and Equity Securities

	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss

Three months or less	$1,532	$1,459	$(73)	$162	$130	$(32)
Greater than three months to six months	1,294	1,239	(55)	208	185	(23)
Greater than six months to nine months	568	508	(60)	175	145	(30)
Greater than nine months to twelve months	1,334	1,264	(70)	330	293	(37)
Greater than twelve months	2,135	1,927	(208)	501	431	(70)

Total	$6,863	$6,397	$(466)	$1,376	$1,184	$(192)

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors of banking and financial services, utilities, technology and communications and airlines comprised of 20%, 13%, 13% and 3%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities comprised 33% of the greater than six month unrealized loss amount and included securities backed by corporate debt, aircraft lease receivables and credit card receivables. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 4% of total unrealized losses. The total unrealized loss position of $(466) consisted of $(344) in general account losses and $(122) in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate securities in the technology and communications and utilities sectors as well as asset-backed securities backed by corporate debt, equipment loans and credit card receivables. The technology and communications and utilities sectors along with diversified equity mutual funds and asset-backed securities comprised 26%, 22%, 18% and 15%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002. The total unrealized loss position of BIG and equity securities of $(192) consisted of $(157) in general account losses and $(35) in guaranteed separate account losses.

		Unrealized Loss Aging at December 31, 2001

	Total Securities			BIG and Equity Securities

	Amortized Cost	Fair Value	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss

Three months or less	$5,075	$4,932	$(143)	$269	$242	$(27)
Greater than three months to six months	755	686	(69)	99	77	(22)
Greater than six months to nine months	487	464	(23)	63	58	(5)
Greater than nine months to twelve months	2,128	2,051	(77)	245	217	(28)
Greater than twelve months	2,113	1,949	(164)	323	277	(46)

Total	$10,558	$10,082	$(476)	$999	$871	$(128)

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate and asset-backed securities. The significant corporate security industry sectors that were in an unrealized loss position for greater than six months included banking and financial services of 22%. The communications and technology, utilities and petroleum sectors comprised 13%, 12%, and 4%, respectively of the total securities that were in an unrealized loss position at December 31, 2001 for greater than six months. Asset-backed securities comprised 19% of the greater than six month unrealized loss amount, and included securities backed by corporate debt, franchise loans, aircraft lease receivables, credit card receivables, and manufactured housing receivables. At December 31, 2001, the Company held no securities of a single issuer that were at an unrealized loss in excess of 3% of total unrealized losses. The total unrealized loss position of $(476) consisted of $(370) in general account losses and $(106) in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2001 primarily consisted of corporate securities in the utilities and technology and communications sectors as well as asset-backed securities backed by primarily manufactured housing receivables, corporate debt and equipment lease receivables. Diversified equity mutual funds, asset-backed securities, technology and communications sector securities and utilities sector securities comprised 28%, 21%, 18% and 14%, respectively, of the BIG securities in a unrealized loss position at December 31, 2001 for greater than six months. The total unrealized loss position of BIG and equity securities of $(128) consisted of $(90) in general account losses and $(38) in guaranteed separate account losses.

As part of our ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed these securities and concluded that there were no additional other than temporary impairments as of December 31, 2002 and 2001. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and their continued expectation to do so, as well as our evaluation of the fundamentals of the issuers’ financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See the Critical Accounting Estimates section in the MD&A for the factors considered in evaluating other than temporary impairments.

The evaluation for other than temporary impairments is a quantitative and qualitative process which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. asset-backed securities), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Market Risk

Hartford Life has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments.

Hartford Life has several objectives in managing market risk. The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to that of corporate and policyholder obligations. Hartford Life’s fixed maturity portfolios have material market exposure to interest rate risk. The Company continually monitors these exposures and makes portfolio adjustments to manage these risks within established limits.

Downward movement in market interest rates during 2002 resulted in a significant increase in the unrealized appreciation of the fixed maturity security portfolio from 2001. However, Hartford Life’s asset allocation and its exposure to market risk as of December 31, 2002 have not changed materially from its position at December 31, 2001.

Derivative Instruments

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements in order to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both general and guaranteed separate accounts at December 31, 2002 and 2001 totaled $11.3 billion and $9.7 billion, respectively.

The following discussions focus on the key market risk exposures within Hartford Life.

Interest Rate Risk

Hartford Life’s general account and guaranteed separate account exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact Hartford Life’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and reduction in net interest rate spread or profit margins.

Hartford Life’s general account and guaranteed separate account investment portfolios primarily consist of investment grade, fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these and Hartford Life’s other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. (For further discussion of the Company’s risk management techniques to manage this market risk, see the “Asset and Liability Management Strategies Used to Manage Market Risk” discussed below.)

As described above, Hartford Life holds a significant fixed maturity portfolio that includes both fixed and variable rate securities. The following table reflects the principal amounts of Hartford Life’s general and guaranteed separate accounts fixed and variable rate fixed maturity portfolios, along with the respective weighted average coupons by estimated maturity year at December 31, 2002. Comparative totals are included as of December 31, 2001. Expected maturities differ from contractual maturities due to call or prepayment provisions. The weighted average coupon (“WAC”) on variable rate securities is based on spot rates as of December 31, 2002 and 2001, and is primarily based on London Interbank Offered Rate (“LIBOR”). Callable bonds and notes are distributed to either call dates or maturity, depending on which date produces the most conservative yield. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are distributed based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. Financial instruments with certain leverage features have been included in each of the fixed maturity categories. These instruments have not been separately displayed because they were immaterial to the Hartford Life investment portfolio.

							2002	2001
	2003	2004	2005	2006	2007	Thereafter	Total	Total

Callable Bonds
Fixed Rate
Par value	$11	$25	$123	$24	$24	$3,304	$3,511	$2,924
WAC	6.6%	7.2%	4.6%	7.6%	8.1%	4.0%	4.1%	4.0%
Fair value							$3,187	$2,445
Variable Rate
Par value	$1	$6	$25	$9	$6	$834	$881	$1,065
WAC	3.7%	2.5%	3.0%	3.3%	4.0%	3.0%	3.0%	3.4%
Fair value							$804	$972

Bonds — Other
Fixed Rate
Par value	$2,691	$1,397	$1,889	$2,026	$1,725	$10,859	$20,587	$18,245
WAC	5.7%	6.0%	7.2%	6.4%	6.4%	6.4%	6.4%	6.2%
Fair value							$20,990	$17,424
Variable Rate
Par value	$273	$66	$259	$113	$13	$355	$1,079	$1,047
WAC	3.1%	3.1%	4.1%	2.1%	7.2%	3.6%	3.5%	4.9%
Fair value							$952	$947

Asset-backed Securities
Fixed Rate
Par value	$371	$461	$541	$255	$137	$718	$2,483	$2,252

							2002	2001
	2003	2004	2005	2006	2007	Thereafter	Total	Total

WAC	6.8%	6.3%	5.7%	6.1%	6.2%	7.1%	6.4%	6.9%
Fair value							$2,458	$2,234
Variable Rate
Par value	$162	$314	$369	$378	$361	$1,494	$3,078	$2,396
WAC	2.1%	2.2%	2.3%	2.3%	2.4%	2.4%	2.3%	2.8%
Fair value							$2,884	$2,333

Collateralized Mortgage Obligations
Fixed Rate
Par value	$108	$95	$77	$71	$63	$365	$779	$968
WAC	6.3%	6.2%	6.2%	6.2%	6.2%	6.3%	6.3%	6.3%
Fair value							$813	$960
Variable Rate Par value	$10	$13	$10	$7	$5	$46	$91	$15
WAC	2.4%	2.5%	2.7%	3.0%	3.1%	2.3%	2.5%	6.9%
Fair value							$90	$16

							2002	2001
	2003	2004	2005	2006	2007	Thereafter	Total	Total

Commercial Mortgage-backed Securities
Fixed Rate
Par value	$68	$112	$114	$243	$436	$3,073	$4,046	$3,018
WAC	6.2%	6.6%	6.5%	7.0%	6.9%	6.7%	6.7%	7.1%
Fair value							$4,494	$3,123
Variable Rate
Par value	$179	$169	$109	$84	$130	$745	$1,416	$1,501
WAC	3.5%	3.3%	4.2%	6.9%	5.5%	7.2%	5.9%	5.8%
Fair value							$1,494	$1,498
Mortgage-backed Securities
Fixed Rate
Par value	$303	$356	$289	$197	$141	$867	$2,153	$1,168
WAC	6.7%	6.7%	6.6%	6.6%	6.6%	6.6%	6.6%	6.8%
Fair value							$2,260	$1,189
Variable Rate Par value	$2	$5	$5	$5	$4	$15	$36	$2
WAC	2.5%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	5.4%
Fair value							$36	$2

The table below provides information as of December 31, 2002 on debt obligations and trust preferred securities and reflects principal cash flows and related weighted average interest rates by maturity year. Comparative totals are included as of December 31, 2001.

							2002	2001
	2003	2004	2005	2006	2007	Thereafter	Total	Total

Long-term Debt
Fixed Rate
Amount	$—	$200	$—	$—	$200	$725	$1,125	$1,050
Weighted average interest rate	—	6.9%	—	—	7.1%	7.1%	7.1%	7.3%
Fair value							$1,217	$1,118
Trust Preferred Securities [1]
Fixed Rate Amount	$—	$—	$—	$—	$—	$450	$450	$450
Weighted average interest rate	—	—	—	—	—	7.4%	7.4%	7.4%
Fair value							$464	$461

[1]	Represents Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures.

Asset and Liability Management Strategies Used to Manage Market Risk

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

Derivatives play an important role in facilitating the management of interest rate risk, creating opportunities to efficiently fund obligations, hedge against risks that affect the value of certain liabilities and adjust broad investment risk characteristics as a result of any significant changes in market risks. Hartford Life uses a variety of derivatives, including swaps, caps, floors, forwards and exchange-traded financial futures and options, in order to hedge exposure primarily to interest rate risk on anticipated investment purchases or existing assets and liabilities. At December 31, 2002, notional amounts pertaining to derivatives totaled $10.0 billion ($8.3 billion related to insurance investments and $1.7 billion related to life insurance liabilities). Notional amounts pertaining to derivatives totaled $9.3 billion at December 31, 2001 ($7.6 billion related to insurance investments and $1.7 billion related to life insurance liabilities).

The economic objectives and strategies for which the Company utilizes derivatives are categorized as follows:

Anticipatory Hedging — For certain liabilities, the Company commits to the price of the product prior to receipt of the associated premium or deposit. Anticipatory hedges are executed to offset the impact of changes in asset prices arising from interest rate changes pending the receipt of premium or deposit and the subsequent purchase of an asset. These hedges involve taking a long position (purchase) in interest rate futures or entering into an interest rate swap with duration characteristics equivalent to the associated liabilities or anticipated investments. The notional amounts of anticipatory hedges as of December 31, 2002 and 2001 were $265 and $320, respectively.

Liability Hedging — Several products obligate the Company to credit a return to the contract holder which is indexed to a market rate. To hedge risks associated with these products, the Company enters into various derivative contracts. Interest rate swaps are used to convert the contract rate into a rate that trades in a more liquid and efficient market. This hedging strategy enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability matching policy. In addition, interest rate swaps are used to convert certain variable contract rates to different variable rates, thereby allowing them to be appropriately matched against variable rate assets. Finally, interest rate caps and option contracts are used to hedge against the risk of contract holder disintermediation in a rising interest rate environment. The notional amounts of derivatives used for liability hedging as of December 31, 2002 and 2001 were $1.7 billion.

Asset Hedging — To meet the various policyholder obligations and to provide cost-effective, prudent investment risk diversification, the Company may combine two or more financial instruments to achieve the investment characteristics of a fixed maturity security or that match an associated liability. The use of derivative instruments in this regard effectively transfers unwanted investment risks or attributes to others. The selection of the appropriate derivative instruments depends on the investment risk, the liquidity and efficiency of the market and the asset and liability characteristics. The notional amounts of asset hedges as of December 31, 2002 and 2001 were $7.2 billion and $6.2 billion, respectively.

Portfolio Hedging — The Company periodically compares the duration and convexity of its portfolios of assets to its corresponding liabilities and enters into portfolio hedges to reduce any difference to desired levels. Portfolio hedges reduce the duration and convexity mismatch between assets and liabilities and offset the potential impact to cash flows caused by changes in interest rates. The notional amounts of portfolio hedges as of December 31, 2002 and 2001 were $910 and $1.1 billion, respectively.

The following tables provide information as of December 31, 2002 with comparative totals for December 31, 2001 on derivative instruments used in accordance with the aforementioned hedging strategies. For interest rate swaps, caps and floors, the tables present notional amounts with weighted average pay and receive rates for swaps and weighted average strike rates for caps and floors by maturity year. For interest rate futures, the table presents contract amount and weighted average settlement price by expected maturity year. For option contracts, the table presents contract amount by expected maturity year.

							2002	2001
Interest Rate Swaps [1]	2003	2004	2005	2006	2007	Thereafter	Total	Total

Pay Fixed/Receive Variable
Notional value	$295	$85	$126	$36	$140	$491	$1,173	$937
Weighted average pay rate	4.2%	3.5%	7.5%	6.7%	5.1%	6.7%	5.7%	6.5%
Weighted average receive rate	1.5%	1.4%	1.5%	1.8%	1.4%	1.6%	1.6%	2.2%
Fair value							$(132)	$(68)
Pay Variable/Receive Fixed
Notional value	$473	$1,369	$1,045	$739	$664	$1,583	$5,873	$5,045
Weighted average pay rate	1.4%	1.6%	1.5%	1.5%	1.5%	1.5%	1.5%	2.1%
Weighted average receive rate	5.6%	5.5%	5.7%	5.5%	5.2%	5.3%	5.5%	5.8%
Fair value							$514	$193
Pay Variable/Receive Different Variable
Notional value	$2	$141	$11	$—	$50	$—	$204	$159
Weighted average pay rate	1.7%	2.4%	3.7%	—	1.4%	—	2.2%	3.2%
Weighted average receive rate [2]	1.4%	2.8%	(11.0)%	—	2.6%	—	2.0%	4.4%
Fair value							$2	$1

[1]	Swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool are not included above, rather they are included in the Credit Risk discussion. At December 31, 2002 and 2001, these swaps had a notional value of $497 and $230, respectively, and a fair value of $(41) and $(51), respectively. Also, swap agreements that reduce foreign currency exposure in certain fixed maturity investments are not included above, rather they are included in the Foreign Currency Risk Discussion. At December 31, 2002 and 2001, these swaps had a notional value of $794 and $435, respectively, and a fair value of $(67) and $6, respectively
[2]	Negative weighted average receive rate in 2005 results when payments are required on both sides of an index swap

							2002	2001
Interest Rate Caps - LIBOR Based	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$54	$—	$77	$—	$30	$—	$161	$171
Weighted average strike rate (8.0 - 9.9%)	8.5%	—	8.4%	—	8.3%	—	8.4%	8.5%
Fair value							$—	$1
Notional value	$—	$—	$—	$—	$—	$—	$—	$19
Weighted average strike rate (10.1%)	—	—	—	—	—	—	—	10.1%
Fair value							$—	$—

							2002	2001
Interest Rate Caps - CMT Based [1]	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$250	$—	250	$—	$—	$—	$500	$500
Weighted average strike rate (8.7%)	8.7%	—	8.7%	—	—	—	8.7%	8.7%
Fair value							$—	$3

[1]	CMT represents the Constant Maturity Treasury Rate

							2002	2001
Interest Rate Floors - LIBOR Based	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$—	$27	$—	$—	$—	$—	$27	$27
Weighted average strike rate (7.9%)	—	7.9%	—	—	—	—	7.9%	7.9%
Fair value							$3	$3
Issued
Notional value	$54	$34	$77	$—	$—	$—	$165	$193
Weighted average strike rate (4.0 - 5.9%)	5.4%	5.3%	5.3%	—	—	—	5.3%	5.3%
Fair value							$(9)	$(8)
Notional value	$—	$27	$—	$—	$—	$—	$27	$27
Weighted average strike rate (7.8%)	—	7.8%	—	—	—	—	7.8%	7.8%
Fair value							$(3)	$(3)

							2002	2001
Interest Rate Floors - CMT Based [1]	2003	2004	2005	2006	2007	Thereafter	Total	Total

Purchased
Notional value	$150	$—	$—	$—	$—	$—	$150	$150
Weighted average strike rate (5.5%)	5.5%	—	—	—	—	—	5.5%	5.5%
Fair value							$1	$5

[1]	CMT represents the Constant Maturity Treasury Rate

							2002	2001
Interest Rate Futures	2003	2004	2005	2006	2007	Thereafter	Total	Total

Long
Contract amount/notional	$—	$—	$—	$—	$—	$—	$—	$266
Weighted average settlement price	$—	$—	$—	$—	$—	$—	$—	$105
Short
Contract amount/notional	$11	$—	$—	$—	$—	$—	$11	$25
Weighted average settlement price	$114	$—	$—	$—	$—	$—	$114	$105

							2002	2001
Option Contracts	2003	2004	2005	2006	2007	Thereafter	Total	Total

Long
Contract amount/notional	$83	$88	$45	$324	$32	$78	$650	$723
Fair value							$18	$28
Short
Contract amount/notional	$172	$457	$189	$225	$25	$30	$1,098	$1,056
Fair value							$(37)	$(61)

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-US dollar denominated securities. The fair value of these fixed maturity securities at December 31, 2002 and 2001 was $1.2 billion and $494, respectively. In order to manage a portion of these currency exposures, the Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign denominated securities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2002 and 2001, the foreign currency swaps had a notional value of $794 and $435, respectively and fair value of $(67) and $6, respectively. In the fourth quarter of 2002, the Company entered into a costless collar strategy to temporarily mitigate a portion of its residual currency risk in foreign dominated securities. Accordingly, the Company purchased foreign put options and wrote foreign call options expiring in January 2003. At December 31, 2002 the foreign put and call options had a notional value of $469, and fair value of $(3). The Company had no foreign put or call options at December 31, 2001.

Hartford Life Product Liability Characteristics

Hartford Life’s product liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance.

Asset Accumulation Vehicles

While interest rate risk associated with these insurance products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

Fixed Rate — Products in this category require the payment of a fixed rate for a certain period of time. The cash flows are not interest sensitive because the products are written with a market value adjustment feature and the liabilities have protection against the early withdrawal of funds through surrender charges. Product examples include fixed rate annuities with a market value adjustment and fixed rate guaranteed investment contracts. Contract duration is dependent on the policyholder’s choice of guarantee period.

Indexed — Products in this category are similar to the fixed rate asset accumulation vehicles but require the life operations to pay a rate that is determined by an external index. The amount and/or timing of cash flows will therefore vary based on the level of the particular index. The primary risks inherent in these products are similar to the fixed rate asset accumulation vehicles, with the additional risk that changes in the index may adversely affect profitability. Product examples include indexed-guaranteed investment contracts with an estimated duration of up to two years.

Interest Credited — Products in this category credit interest to policyholders, subject to market conditions and minimum guarantees. Policyholders may surrender at book value but are subject to surrender charges for an initial period. Product examples include universal life contracts and the general account portion of Hartford Life’s variable annuity products. Liability duration is short- to intermediate-term.

Other Insurance Products

Long-term Pay Out Liabilities — Products in this category are long-term in nature and may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. The cash flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and long-term disability contracts. Contract duration is generally five to ten years.

Short-term Pay Out Liabilities — These liabilities are short-term in nature with a duration of less than one year. The primary risks associated with these products are determined by the non-investment contingencies such as mortality or morbidity and the variability in the timing of the expected cash flows. Liquidity is of greater concern than for the long-term pay out liabilities. Products include individual and group term life insurance contracts and short-term disability contracts.

Management of the duration of investments with respective policyholder obligations is an explicit objective of Hartford Life’s management strategy. The estimated cash flows of insurance policy liabilities based upon internal actuarial assumptions as of December 31, 2002 are reflected in the table below by expected maturity year. Comparative totals are included for December 31, 2001.

(Dollars in billions)

							2002	2001
Description (1)	2003	2004	2005	2006	2007	Thereafter	Total	Total

Fixed rate asset accumulation vehicles	$1.7	$3.0	$2.6	$2.0	$1.9	$2.4	$13.6	$15.8
Weighted average credited rate	6.0%	6.0%	5.9%	5.6%	5.5%	5.7%	5.8%	5.9%
Indexed asset accumulation vehicles	$0.6	$0.1	$—	$—	$—	$—	$0.7	$0.8
Weighted average credited rate	3.0%	3.0%	—	—	—	—	3.0%	6.5%
Interest credited asset accumulation vehicles	$3.3	$3.3	$3.2	$0.5	$0.5	$5.2	$16.0	$8.1
Weighted average credited rate	3.9%	3.9%	3.8%	4.8%	4.8%	4.8%	4.2%	5.7%
Long-term pay out liabilities	$1.0	$0.8	$0.7	$0.5	$0.5	$5.6	$9.1	$8.6
Short-term pay out liabilities	$0.9	$0.1	$—	$—	$—	$—	$1.0	$1.0

(1)	As of December 31, 2002 and 2001, the fair value of the Company’s investment contracts, including guaranteed separate accounts, were $32.4 billion and $26.0 billion, respectively.

Sensitivity to Changes in Interest Rates

For liabilities whose cash flows are not substantially affected by changes in interest rates (“fixed liabilities”) and where investment experience is substantially absorbed by Hartford Life, the sensitivity of the net economic value (discounted present value of asset cash flows less the discounted present value of liability cash flows) of those portfolios to 100 basis point shifts in interest rates are shown in the following table.

	Change in Net Economic Value

	2002		2001

Basis point shift	-100	+ 100	- 100	+ 100

Amount	$17	$(51)	$6	$(31)
Percent of liability value	0.08%	(0.23)%	0.03%	(0.16)%

These fixed liabilities represented about 57% and 61% of Hartford Life’s general and guaranteed separate account liabilities at December 31, 2002 and 2001, respectively. The remaining liabilities generally allow Hartford Life significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. The fixed liability portfolios are managed and monitored relative to defined objectives and are analyzed regularly by management for internal risk management purposes using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

Equity Risk

Hartford Life’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced of late, can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative impact on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2002 is $22.4 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $4.1 billion. This amount is often referred to as the net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing 250 stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the statement date utilizing the Company’s cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated that the present value of the retained death benefit costs to be incurred in the future fell within a range of $86 to $349. This range was calculated utilizing a 95% confidence interval. The median of the 250 stochastically generated scenarios was $159.

Furthermore, the Company is involved in arbitration with one of its primary reinsurers relating to policies with such death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company’s statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs. The Company maintained cash and short-term investments totaling $1.3 billion and $1.4 billion as of December 31, 2002 and 2001, respectively. The capital structure of Hartford Life as of December 31, 2002, 2001 and 2000 consisted of debt and equity, summarized as follows:

The capital structure of Hartford Life consists of debt and equity, and is summarized as follows:

	2002	2001

Long-term debt	1,125	1,050
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures (TruPS)	450	450

Total debt	$1,575	$1,500

Equity excluding net unrealized capital gains (losses) on securities, net of tax	$4,941	$4,385
Net unrealized capital gains (losses) on securities, net of tax	747	225

Total stockholder’s equity	$5,688	$4,610

Total capitalization (1)	$6,516	$5,885

Debt to equity (1) (2)	32%	34%
Debt to capitalization (1) (2)	24%	25%

(1)	Excludes net unrealized capital gains (losses) on securities, net of tax.
(2)	Excluding TruPS from debt, the debt to equity ratios were 23% and 24%, and the debt to capitalization ratios were 17% and 18% as of December 31, 2002 and 2001, respectively.

Contractual Obligations and Commitments

     The following table identifies the Company’s contractual obligations by payment due period.

	2003	2004	2005	2006	2007	Thereafter	Total

Short-term debt	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	200	—	—	200	650	1,050
Related party debt	—	—	—	75	—	—	75

Trust preferred securities	—	—	—	—	—	450	450

Total debt	$—	$200	$—	$75	$200	$1,175	$1,575
Operating leases	26	26	27	27	27	54	187
Total contractual obligations	$26	$226	$27	$102	$227	$1,229	$1,762

In addition to the contractual obligations above, Hartford Life had certain unfunded commitments at December 31, 2002 to fund limited partnership investments totaling $218. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so.

Acquisitions

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was recorded as a purchase transaction.

Purchase consideration for the transaction was as follows:

Issuance of:
Common stock issuance (10 million shares @ $64.00 per share), net of transaction costs	$615
Long-term notes:
$400 7.375% notes due March 1, 2031	400
Trust preferred securities:
$200 7.625% Trust Preferred Securities (Series B) due February 15, 2050	200

Consideration raised	$1,215

For a further discussion of the Fortis Acquisition, see Note 20 of Notes to Consolidated Financial Statements.

Capitalization

The Company’s total capitalization, excluding net unrealized capital gains (losses) on securities, net of tax, increased $631, or 11%, in 2002. The increase was primarily the result of net income of $557, a capital contribution from The Hartford in the amount of $75, additional debt of $75, partially offset by dividends declared of $66 and the change in currency translation adjustment of $10. The debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains (losses) on securities, net of tax) decreased to 32% and 24% as of December 31, 2002, respectively, from 34% and 25% as of December 31, 2001, respectively. Net unrealized capital gains (losses) on securities, net of tax, increased $522 as December 31, 2002, as compared to December 31, 2001, primarily due to the declining interest rate environment.

Shelf Registration

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2002, HLI had $1.0 billion remaining on its shelf.

For a further discussion of the shelf registration statements, see Note 10 of Notes to Consolidated Financial Statements.

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

Dividends

Hartford Life declared $33 in dividends to Hartford Fire Insurance Company and $33 in dividends to Hartford Holdings, Inc. for 2002. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Hartford Life on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends. The Company’s direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company, declared to the Company dividends of $132 in 2002 and accrued dividends of $25 as of December 31, 2002. The statutory net loss in 2002 was $137 as compared to a net loss of $364 in 2001. The loss in the current year was primarily the result of realized capital losses recognized in 2002. Statutory capital and surplus as of December 31, 2002 was $3.0 billion, a 1% increase over December 31, 2001.

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

Cash Flow

	2002	2001	2000

Cash provided by operating activities	$1,115	$1,673	$1,701
Cash used for investing activities	(4,682)	(4,624)	(564)
Cash provided by (used for) financing activities	3,575	3,018	(1,118)
Cash – end of year	179	167	106

2002 Compared to 2001 — The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash provided by financing activities primarily relates to the increase in receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

2001 Compared to 2000 — The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash used for investing activities and the decrease in cash used for financing activities primarily relates to the purchase of Fortis Financial Group. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the level of revenues or the persistency of the Company’s business may be adversely impacted.

The following table summarizes Hartford Life’s significant United States member companies’ financial ratings from the major independent rating organizations as of February 28, 2003:

	A.M. Best	Fitch	Moody's	Standard & Poor's

Insurance Ratings
Hartford Life Insurance Company	A+	AA	Aa3	AA-
Hartford Life and Accident	A+	AA	Aa3	AA-
Hartford Life and Annuity	A+	AA	Aa3	AA-
Other Ratings
Hartford Life, Inc.
Senior debt	a+	A	A2	A-
Commercial paper	—	F1	P-1	A-2
Hartford Life Capital I and II Trust preferred securities	a-	A-	A3	BBB
Hartford Life Insurance Company:
Short Term Rating	—	—	P-1	A-1+

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. The statutory surplus for the Company was $3.0 billion as of December 31, 2002 and 2001.

On November 26, 2002, Standard & Poor’s removed from CreditWatch its counterparty credit rating on The Hartford Financial Services Group, Inc. and related entities and lowered it to ‘A-’ from ‘A’ reflecting concerns about trends in the retirement and savings sector, the consolidated capitalization of The Hartford’s insurance operations, and the increasingly competitive environment for spread-based and equity-linked retirement and savings products. At the same time, Standard & Poor’s lowered to AA- from AA the insurance financial strength ratings of Hartford Fire Intercompany Pool and the life insurance subsidiaries of Hartford Life.

On January 28, 2003, Fitch Ratings placed its fixed income ratings for the Hartford Financial Services Group, Inc. (HFSG) and its insurer financial strength ratings for the Hartford Fire Intercompany Pool on Rating Watch Negative. Ratings for HFSG’s life insurance subsidiaries and fixed income ratings at, Hartford Life, Inc., were not impacted by Fitch’s rating actions and remain on stable outlook. Fitch’s rating action followed the Company’s announcement that it has initiated a comprehensive review of its current asbestos liabilities. Fitch anticipates responding to the Rating Watch status upon completion of the asbestos review or potentially sooner if certain uncertainties are resolved earlier.

On September 19, 2002, Fitch Ratings lowered the ratings of Hartford Life as part of a comprehensive industry review of all North American life insurance company ratings. For Hartford Life, Fitch stated the rating action was driven primarily by Fitch’s opinion that most of the very strong, publicly owned insurance organizations are more appropriately rated in the ‘AA’ rating category. Fitch also changed its view on the variable annuity business and stated that it believes that the associated risks, mainly variable earnings, are greater than previously considered.

On January 28, 2003, following The Hartford’s announcement that it is commencing a comprehensive study of its asbestos loss reserves, A.M. Best Co. placed under review with negative implications the commercial paper and debt ratings of Hartford Financial Services Group, Inc. and Hartford Life, Inc. Currently, the financial strength ratings of The Hartford’s various life and property/casualty subsidiaries remain unaffected. On December 16, 2002, all of The Hartford’s financial strength and debt ratings were affirmed.

On September 4, 2002, Moody’s revised its outlook on The Hartford’s debt ratings to Stable from Negative citing The Hartford’s commitment to maintaining its capital strength in the event of a significant unforeseen loss or adverse development that would weaken its capital position.

On January 28, 2003, Moody’s Investors Service confirmed the ratings of The Hartford Financial Services Group, Inc. and its subsidiaries, including the ratings of Hartford Life, Inc. following The Hartford’s announcement of its intention to conduct a ground up analysis of its asbestos exposures, expected to be completed during the second quarter 2003. In the same action, Moody’s changed the outlook on the debt ratings for both the parent company and Hartford Life to negative from stable, and also placed a negative outlook on the insurance financial strength ratings of members of The Hartford’s property and casualty intercompany pool. The negative outlook reflects the significant uncertainty surrounding the group’s asbestos liabilities. The outlook for the insurance financial strength ratings (Aa3) for the life insurance companies remains stable.

Equity Markets

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section under “Market Risk”.

Liquidity Requirements

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facilities. The principal sources of operating funds are premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which receives operating cash flow in the form of dividends from its subsidiaries, enabling it to service its debt, pay dividends on its common stock and support its other obligations.

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company (HLA), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.

The insurance holding company laws of the other jurisdictions in which Hartford Life’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends.

As of December 31, 2002, the maximum amount of statutory dividends which may be paid to Hartford Life from its insurance subsidiaries in 2003, without prior regulatory approval, is $302.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, Hartford Life has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate- and long-term fixed maturity investments to meet any liquidity needs. (For a discussion of the Company’s investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2002, Hartford Life had more than sufficient capital to meet the NAIC’s RBC requirements.

Contingencies

Legal Proceedings — Hartford Life is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

Dependence on Certain Third Party Relationships

Hartford Life distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.

Legislative Initiatives

Federal measures which have been previously considered or enacted by Congress and which, if revisited, could affect the insurance business include tax law changes pertaining to the tax treatment of insurance companies and life insurance products, as well as changes in individual income tax rates and the estate tax. These changes could have an impact on the relative desirability of various personal investment vehicles. Legislation to restructure the Social Security system, expand private pension plans, and create new retirement savings incentives also may be considered.

The Bush Administration’s fiscal year 2004 budget contains several proposals that could materially affect the Company’s business. In particular, there are proposals that would more fully integrate corporate and individual taxes by permitting the distribution of nontaxable dividends to shareholders under certain circumstances. These proposals could have a material effect on sales of the Company’s variable annuities and other retirement savings products, as well as implications for The Hartford’s shareholders, both with respect to the amount of taxable dividends received, as well as the price of and tax basis in their holdings of The Hartford’s common stock. The dividend exclusion proposal also would reduce the federal tax benefits currently received by the Company stemming from the dividends received deduction.

There also are proposals in the 2004 budget that would create new investment vehicles with larger annual contribution limits for individuals to use for savings purposes. Some of these proposed vehicles would have significant tax advantages, and could have material effects on the Company’s product portfolio. There have also been proposals regarding certain deferred compensation arrangements that could have negative impacts on the Company’s product sales. It is too early in the legislative process to determine the future disposition of any of these proposals. Therefore, any potential impact to the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

On November 26, 2002, President Bush signed the Terrorism Risk Insurance Act of 2002 (the “Act”) into law. The Act established a program that will run through 2005 that provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General.

The Act created a program under which the federal government will pay 90% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductible will not be responsible for additional losses.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premium for the prior calendar year multiplied by a specified percentage. The specified percentages are 7% for 2003, 10% for 2004 and 15% for 2005.

The Act does not currently apply to group life insurance contracts but permits the Secretary of the Treasury to extend the backstop protection to them.

Guaranty Fund

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. There was $2 in guaranty fund assessment refunds in 2002. There were no guaranty fund assessment payments (net of refunds) in 2001 and 2000.

NAIC Codification

The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life’s domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a benefit of $74 in statutory surplus.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 14. CONTROLS AND PROCEDURES

Evaluation of disclosure

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-14(c).

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report:

1.	Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

2.	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules elsewhere herein.

3.	Exhibits. See Exhibit Index elsewhere herein.

(b)	Reports on Form 8-K – None.

(c)	Exhibits – See Item 15(a)(3).

(d)	Schedules – See Item 15(a)(2).

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

Management has made available Hartford Life’s financial records and related data to Deloitte & Touche LLP, independent auditors, in order for them to perform their audits of Hartford Life’s consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management’s financial responsibilities is Hartford Life’s system of internal controls. These controls, which include accounting controls and Hartford Life’s internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life’s internal auditors independently assess the effectiveness of the controls and make recommendations for improvement.

Another important element is management’s recognition and acknowledgement within the organization of its responsibility for fostering a strong, ethical climate, thereby firmly establishing an expectation that Hartford Life’s affairs be transacted according to the highest standards of personal and professional conduct. Hartford Life has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of
Hartford Life, Inc.
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life, Inc. and its subsidiaries (collectively, “the Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 (d) of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002. In addition, the Company changed its method of accounting for derivative instruments and hedging activities and its method of accounting for the recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets in 2001.

Deloitte & Touche LLP
Hartford, Connecticut
February 19, 2003

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,

(In millions)	2002	2001	2000

Revenues
Fee income	$2,577	$2,633	$2,484
Earned premiums and other	2,307	2,270	2,002
Net investment income	1,858	1,779	1,592
Net realized capital losses	(317)	(133)	(88)

Total revenues	6,425	6,549	5,990

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	3,648	3,611	3,162
Insurance expenses and other	1,405	1,359	1,236
Amortization of deferred policy acquisition costs and present value of future profits	628	642	671
Dividends to policyholders	65	68	67
Interest expense	112	104	66

Total benefits, claims and expenses	5,858	5,784	5,202

Income before income tax expense and cumulative effect of accounting changes	567	765	788
Income tax expense	10	54	213

Income before cumulative effect of accounting changes	557	711	575

Cumulative effect of accounting changes, net of tax	—	(26)	—

Net income	$557	$685	$575

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,

(In millions, except for share data)	2002	2001

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $27,982 and $23,010)	$29,377	$23,301
Equity securities, available for sale, at fair value (cost of $483 and $448)	458	428
Policy loans, at outstanding balance	2,934	3,317
Other investments	1,122	1,331

Total investments	33,891	28,377
Cash	179	167
Premiums receivable and agents’ balances	208	229
Reinsurance recoverables	796	648
Deferred policy acquisition costs and present value of future profits	5,758	5,572
Deferred income taxes	(274)	(16)
Goodwill	796	796
Other assets	1,362	1,116
Separate account assets	107,078	114,720

Total assets	$149,794	$151,609

Liabilities
Reserve for future policy benefits	$9,521	$8,842
Other policyholder funds	23,019	19,357
Long-term debt	1,125	1,050
Company obligated mandatorily redeemable preferred securities of subsidiary Trust holding solely parent junior subordinated debentures	450	450
Other liabilities	2,913	2,580
Separate account liabilities	107,078	114,720

Total liabilities	144,106	146,999

Commitments and Contingent Liabilities, Note 17

Stockholder’s Equity
Common Stock - 1,000 shares authorized, issued and outstanding
Par value $0.01	—	—
Capital surplus	1,970	1,895
Accumulated other comprehensive income (loss)
Net unrealized capital gains (losses) on securities, net of tax	747	225
Foreign currency translation adjustments	(39)	(29)

Total accumulated other comprehensive income (loss)	708	196

Retained earnings	3,010	2,519

Total stockholder’s equity	5,688	4,610

Total liabilities and stockholder’s equity	$149,794	$151,609

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity

					Accumulated Other Comprehensive Income

					Net Unrealized	Net Gain on
					Capital	Cash Flow	Foreign
	Class A	Class B		Treasury	Gains (Losses)	Hedging	Currency		Total
	Common	Common	Capital	Stock,	on Securities,	Instruments,	Translation	Retained	Stockholder's
(In millions)	Stock	Stock	Surplus	at Cost	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2002
Balance, December 31, 2001	$—	$—	$1,895	$—	$163	$62	(29)	$2,519	$4,610
Comprehensive income
Net income								557	557

Other comprehensive income, net of tax (1) Cumulative effect of accounting change Net change in unrealized capital gains (losses) on securities (3)					458				458
Net gain on cash flow hedging instruments						64			64

Cumulative translation adjustments							(10)		(10)

Total other comprehensive income									512

Total comprehensive income									1,069

Dividends declared								(66)	(66)
Capital contribution from parent			75						75

Balance, December 31, 2002	$—	$—	$1,970	$—	$621	$126	(39)	$3,010	$5,688

2001
Balance, December 31, 2000	$—	$—	$1,280	$—	$40	$—	(13)	$1,900	$3,207
Comprehensive income
Net income								685	685

Other comprehensive income, net of tax (1) Cumulative effect of accounting change(2)					3	20			23
Net change in unrealized capital gains (losses) on securities (3)					120				120
Net gain on cash flow hedging instruments						42			42

Cumulative translation adjustments							(16)		(16)

Total other comprehensive income									169

Total comprehensive income									854

Dividends declared								(66)	(66)
Capital contribution from parent			615						615

Balance, December 31, 2001	$—	$—	$1,895	$—	$163	$62	(29)	$2,519	$4,610

2000
Balance, December 31, 1999	$—	$1	$1,282	$(10)	$(336)	$—	(12)	$1,381	$2,306
Comprehensive income
Net income								575	575

Other comprehensive income, net of tax (1) Net change in unrealized capital gains (losses) on securities (3)					376				376
Cumulative translation adjustments							(1)		(1)

Total other comprehensive income									375

Total comprehensive income									950

Dividends declared								(56)	(56)
Issuance of shares under incentive and stock purchase plans			1	8					9
Treasury stock acquired				(2)					(2)
Treasury stock canceled and retired			(4)	4					—
Class B Common Stock converted to Class A	1	(1)							—
Class A Common Stock canceled and retired	(1)		1						—

Balance, December 31, 2000	$—	$—	$1,280	$—	$40	$—	(13)	$1,900	$3,207

(1)	Net change in unrealized capital gain (losses) on securities is reflected net of tax provision (benefit) of $247, $65 and $20 for the years ended December 31, 2002, 2001 and 2000, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the year ended December 31, 2001. Net gain on cash flow hedging instruments is net of tax provision of $34 and $33 for the years ended December 31, 2002 and 2001, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Net change in unrealized capital gain (losses) on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3)	There were reclassification adjustments for after-tax (losses) realized in net income of $(193), $(75) and $(57) for the years ended December 31, 2002, 2001 and 2001, respectively.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2002	2001	2000

Operating Activities
Net income	$557	$685	$575
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital losses	317	133	88
Cumulative effect of accounting changes, net of tax	—	26	—
Amortization of deferred policy acquisition costs and present value of future profits	628	642	671
Additions to deferred policy acquisition costs and present value of future profits	(1,163)	(1,083)	(988)
Depreciation and amortization	63	27	6
Increase in premiums receivable and agents’ balances	21	(14)	(2)
Increase (decrease) in other liabilities	(177)	17	362
Change in receivables, payables and accruals	31	(47)	88
Increase (decrease) in accrued tax	192	103	12
Decrease (increase) in deferred income tax	(26)	(2)	95
Increase in future policy benefits	679	1,417	838
(Increase) decrease in reinsurance recoverables	(12)	(127)	(62)
Other, net	5	(104)	18

Net cash provided by operating activities	1,115	1,673	1,701

Investing Activities
Purchases of investments	(14,727)	(12,023)	(7,218)
Sales of investments	7,501	6,116	5,073
Maturity and principal paydowns of fixed maturity investments	2,601	2,470	1,693
Acquisition of Fortis Financial Group	—	(1,078)	—
Other	(57)	(109)	(112)

Net cash used for investing activities	(4,682)	(4,624)	(564)

Financing Activities
Capital contribution from parent	75	615	—
Proceeds from issuance of long-term debt	75	400	—
Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	—	200	—
Dividends paid	(66)	(64)	(55)
Net receipts from (disbursements for) investment and universal life-type contracts charged against policyholder accounts	3,491	1,867	(1,069)
Proceeds from parent to retire common stock	—	—	226
Payments to retire common stock	—	—	(226)
Net issuance (purchase) of common stock	—	—	6

Net cash provided by (used for) financing activities	3,575	3,018	(1,118)

Net increase in cash	8	67	19
Impact of foreign exchange	4	(6)	(2)
Cash — beginning of year	167	106	89

Cash — end of year	$179	$167	$106

Supplemental Disclosure of Cash Flow Information
Net Cash (Received) Paid During the Year for
Income taxes	$48	$(40)	$197
Interest	$110	$89	$65

See Notes to Consolidated Financial Statements

HARTFORD LIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, unless otherwise stated)

1. Organization and Description of Business

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries (“Hartford Life” or the “Company”), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits products. Hartford Life, Inc. was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company (“HLA”), a subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Pursuant to an initial public offering (the “IPO”) on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (“The Hartford Acquisition”). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire Insurance Company (“Hartford Fire”), a direct wholly-owned subsidiary of The Hartford (see Note 4). Hartford Life, Inc. is a holding company, and as such, has no material business of its own. During the third quarter of 2002, Hartford Life became a direct subsidiary of Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford.

2. Basis of Presentation and Accounting Policies

(a) Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

(b) Use of Estimates

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

The most significant estimates include those used in determining reserves, deferred policy acquisition costs, valuation of investments and derivative instruments and contingencies.

(c) Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications.

(d) Adoption of New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Effective September 2001, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”. Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack (“September 11”), see Note 3.)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes an accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring all business combinations to be accounted for under the purchase method. Accordingly, net assets acquired are recorded at fair value with any excess of cost over net assets assigned to goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit’s fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. Adoption of all other provisions of SFAS No. 142 did not have a material impact on the Company’s consolidated financial condition or results of operations. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 8.)

Effective April 1, 2001, the Company adopted EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset’s estimated yield. All yield adjustments are accounted for on a prospective basis. Upon adoption of EITF Issue No. 99-20, the Company recorded an $3 charge as the net of tax cumulative effect of the accounting change.

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137 and 138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies hedge accounting criteria under which a derivative can qualify for special accounting. In order to receive special accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company’s policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge as the net of tax cumulative effect of the accounting change. This transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income (“AOCI”) — Unrealized Gain/Loss on Securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133. Upon adoption, the Company also reclassified $20, net of tax, to AOCI — Gain on Cash-Flow Hedging Instruments from AOCI — Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that were designated as cash-flow hedging instruments. (For further discussion of the Company’s derivative-related accounting policies, see Note 2(h).)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125”. SFAS No. 140 revises the accounting for securitizations, other financial asset transfers and collateral arrangements. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. For recognition and disclosure of collateral and for additional disclosures related to securitization transactions, SFAS No. 140 was effective for the Company’s December 31, 2000 financial statements. Adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of Accounting Principles Board (“APB”) Opinion No. 25” (“FIN 44”). FIN 44 clarifies the application of APB Opinion No. 25, “Accounting for Stock Issued to Employee”, regarding the definition of employee, the criteria for determining a non-compensatory plan, the accounting for changes to the terms of a previously fixed stock option or award, the accounting for an exchange of stock compensation awards in a business combination and other stock compensation related issues. FIN 44 became effective July 1, 2000, with respect to new awards, modifications to outstanding awards and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Effective January 1, 2000, The Hartford adopted Statement of Position (“SOP”) No. 98-7, “Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk”. This SOP provides guidance on the method of accounting for insurance and reinsurance contracts that do not transfer insurance risk, defined in the SOP as the deposit method. Adoption of this SOP did not have a material impact on the Company’s consolidated financial condition or results of operations.

(e) Future Adoption of New Accounting Standards

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires an enterprise to assess if consolidation of an entity is appropriate based upon its variable economic interests in a variable interest entity (VIE). The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. A direct or indirect ability to make decisions that significantly affect the results of the activities of a VIE is a strong indication that an enterprise has one or both of the characteristics that would require consolidation of the VIE.

FIN 46 is effective for new VIEs established subsequent to January 31, 2003 and for existing VIEs as of July 1, 2003. The Hartford invests in a variety of investment structures that require analysis under this Interpretation, including asset-backed securities, partnerships and certain trust securities and is currently assessing the impact of adopting FIN 46. Based upon a preliminary review, the adoption of FIN 46 is not expected to have a material impact on the Company’s financial condition or results of operations as there were no material VIEs identified which would require consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. The Company does not believe that it owns any such interests that require disclosure at this time.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. See disclosures in Note 2(h), “Other Investment and Risk Management Activities — Specific Strategies”. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 will result in a change in the timing of when a liability is recognized if the Company has restructuring activities after December 31, 2002.

(f) Expensing Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Amendment to FASB No. 123”, which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, “Accounting for Stock Issued to Employees”, and modifies the disclosure requirements of that Statement. Under the prospective method, stock-based compensation expense is recognized for awards granted after the beginning of the fiscal year in which the change is made. The modified prospective method recognizes stock-based compensation expense related to new and unvested awards in the year of change equal to that which would have been recognized had SFAS No. 123 been adopted as of its effective date, fiscal years beginning after December 15, 1994. The retrospective restatement method recognizes stock compensation costs for the year of change and restates financial statements for all prior periods presented as though the fair value recognition provisions of SFAS No. 123 had been adopted as of its effective date.

Beginning in January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock compensation on a prospective basis.

Prior to January 2003, the Hartford applied the intrinsic value-based provisions set forth in APB Opinion No. 25. Under the intrinsic value method, compensation expense is determined on the measurement date, that is the first date on which both the number of shares the employee is entitled to receive, and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the years ended December 31, 2002, 2001 and 2000, compensation expense related to The Hartford’s stock based compensation plans, including non-option plans, was $6, $8 and $23 after-tax, respectively. The expense related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company’s stock compensation plans see Note 13.)

(g) Investments

Hartford Life’s investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available for sale” in accordance with SFAS No. 115. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share related to the Company’s immediate participation guaranteed contracts and the related change in amortization of deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income. Policy loans are carried at outstanding balance which approximates fair value. Other investments consist primarily of limited partnership investments which are accounted for by the equity method. The Company’s net income from partnerships is included in net investment income. Other investments also include mortgage loans carried at amortized cost and derivatives at fair value.

The fair value of securities is based upon quoted market prices when available or broker quotation. Where market prices or broker quotations are not available, management typically estimates the fair value based upon discounted cash flows, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security were sold immediately. Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations.

Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $(1), $(1) and $(9) for the years ended December 31, 2002, 2002 and 2001, respectively. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders’ share and related amortization of deferred policy acquisition costs for certain products, are reported as a component of revenues and are determined on a specific identification basis.

The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis. The Company has a security monitoring process comprised of a committee of investment and accounting professionals that identifies securities that, due to certain characteristics are subjected to an enhanced analysis on a quarterly basis. Such characteristics include but are not limited to a deterioration of the financial condition of the issuer, the magnitude and duration of unrealized losses, credit rating and industry category.

The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial conditions and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other than temporary impairment charge is recognized. Furthermore, for securities expected to be sold, an other than temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company then continues to review the other than temporarily impaired securities for appropriate valuation on an ongoing basis.

(h) Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options to manage risk through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

The Company also periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

All of the Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair-value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133. Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as realized capital gains or losses. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item. Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges, are recorded in either current period earnings or AOCI, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within stockholder’s equity. Changes in the fair value of derivative instruments held for other investment and risk management purposes are reported in current period earnings as realized capital gains and losses. As of December 31, 2002, the Company carried $257 of derivative assets in other investments and $162 of derivative liabilities in other liabilities. As of December 31, 2001, the Company carried $135 of derivative assets in other investments and $123 of derivative liabilities in other liabilities.

Hedge Documentation and Effectiveness Testing

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge effectiveness is evaluated primarily based on regression analysis or the cumulative change in cash flow or fair value, as appropriate. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which effectiveness was lost and prospectively, as discussed below under discontinuance of hedge accounting.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s internal compliance unit, reviewed frequently by senior management and reported to The Finance Committee of The Hartford’s Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments that contain a derivative instrument that is embedded in the financial instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument, is carried at fair value with changes in fair value reported in realized gains and losses.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur, or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

SFAS No. 133 Categorization of the Company’s Hedging Activities

Cash-Flow Hedges

General

For the year ended December 31, 2002 and 2001, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains and losses.

Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of December 31, 2002 and 2001, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $7 and $2, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains/losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of December 31, 2002 and 2001, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $3.1 billion and $2.5 billion, respectively. For the years ended December 31, 2002 and 2001, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

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

The Company enters into “receive fixed/pay variable” interest rate swaps to hedge the variability in the first LIBOR-based interest payments received on each pool of eligible variable rate fixed maturity investments. Ineffectiveness is measured by comparing the present value of the variable rate pay side of the swaps to the present value of the first anticipated variable rate interest receipts on the hedged fixed maturity investments. At December 31, 2002 and 2001, the Company held $2.6 billion and $2.0 billion, respectively in derivative notional value related to this strategy.

The Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign dominated fixed maturity investments. The foreign currency swap agreements are structured to match the foreign currency cash flows of the foreign dominated fixed maturity investments (i.e. par/notional value, currency, initial cost, maturity date, and payment dates). If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. Notional value of foreign currency swaps at December 31, 2002 and 2001 totaled $389 and $147, respectively.

Fair-Value Hedges

General

For the year ended December 31, 2002 and 2001, the Company’s gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as realized capital gains/losses. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness. As of December 31, 2002 and 2001, the Company held $300 and $399, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Specific Strategies

The Company purchases interest rate caps and sells interest rate floor contracts in an “asset hedging” strategy utilized to offset corresponding interest rate caps and floors that exist in certain of its variable-rate fixed maturity investments. The standalone interest rate cap and floor contracts are structured to offset those embedded in the hedged investment. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the interest rate cap/floor and the present value of the cumulative change in the expected future interest cash flows that are hedged on the fixed maturity investment. If hedge ineffectiveness exists, it is recorded as net realized capital gain or loss. All hedges involving variable rate bonds with embedded interest rate caps and floors are perfectly matched with respect to notional values, payment dates, maturity, index, and the hedge relationship does not contain any other basis differences. No component of the hedging instrument’s fair value is excluded from the determination of effectiveness. At December 31, 2002 and 2001 the Company held $180 and $200, respectively in derivative notional value related to this strategy.

The Company enters into swaption arrangements in an “asset hedging” strategy utilized to offset the change in the fair value of call options embedded in certain of its investments in municipal fixed maturity investments. The swaptions give the Company the option to enter into a “receive fixed” swap. The swaption’s exercise date coincides with the municipal fixed maturity’s call date, and the receive side of the swap closely matches the coupon rate on the original municipal fixed maturity investment. The purpose of the swaptions are to ensure a fixed return over the original term to maturity. Should the municipal fixed maturity investment be called, the swaptions would be either settled in cash or exercised. The proceeds from the call are used to purchase a variable rate fixed maturity investment. If the bonds are not called, the swaptions expire worthless. Each swaption contract hedges multiple fixed maturity investments containing embedded call options. These fixed maturity investments are subdivided into portfolio hedges. In accordance with SFAS No. 133, a stress test is performed at the inception of the hedge to prove the homogeneity of each portfolio (with regard to the risk being hedged) and thereby qualifies that hedge for special hedge accounting treatment. Correlation calculations are performed at various interest rate levels comparing the total change in the aggregate value of the embedded calls in the hedged portfolio to the change in value of the embedded call in each individual fixed maturity investment in the portfolio. The correlation statistic for homogeneity must be within a range of 0.85 to 1.00. Regression calculations are performed quarterly to validate that the changes in value of the swaption offset the inverse changes in value of the aggregate embedded bond call option, within a range of 0.80 to 1.25. The calculation of ineffectiveness involves a comparison of the cumulative change in fair value of the embedded call option with the cumulative change in fair value of the swaption. Ineffectiveness is reported as realized capital gains and losses. No component of the hedging instruments’ fair value is excluded from the determination of effectiveness. At December 31, 2002 and 2001, the Company held $90 and $133, respectively, in derivative notional value related to this strategy.

Other Investment and Risk Management Activities

General

The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as realized capital gains or losses. For the year ended December 31, 2002 and 2001, the Company recognized after-tax net losses of $4 and $11, respectively (reported as net realized capital gains and losses in the statement of income), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting under SFAS No. 133. As of December 31, 2002 and 2001, the Company held $4.8 billion and $3.8 billion, respectively in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities.

Specific Strategies

The Company issues liability contracts in which policyholders have the option to surrender their policies at book value and that guarantee a minimum credited rate of interest. Typical products with these features include Whole Life, Universal Life and Repetitive Premium Variable Annuities. The Company uses interest rate cap and swaption contracts as an economic hedge, classified for internal purposes as a “liability hedge”, thereby mitigating the Company’s loss in a rising interest rate environment. The Company is exposed to the situation where interest rates rise and the Company is not able to raise its credited rates to competitive yields. The policyholder can then surrender at book value while the underlying bond portfolio may experience a loss. The increase in yield in a rising interest rate environment due to the interest rate cap and swaption contracts may be used to raise credited rates, increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. In accordance with Company policy, the amount of notional value will not exceed the book value of the liabilities being hedged and the term of the derivative contract will not exceed the average maturity of the liabilities. As of December 31, 2002 and 2001, the Company held $516 in derivative notional value related to this strategy.

When terminating certain hedging relationships, the Company will enter a derivative contract with terms and conditions that directly offset the original contract, thereby offsetting its changes in value from that date forward. The Company dedesignates the original contract and records the changes in value of both the original contract and the new offsetting contract through realized capital gains and losses. At December 31, 2002 and 2001, the Company held $2.5 billion and $2.0 billion in derivative notional value related to this strategy.

Periodically, the Company enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. In assuming this obligation, the Company receives a periodic fee. These contracts obligate the Company to compensate the derivative counterparty in the event of bankruptcy, failure to pay or restructuring, and in return, the company will receive a debt obligation of the referenced entity. The maximum potential future exposure to the Company is the notional value of the swap contracts, which was $62 after tax as of December 31, 2002. The market value of these swaps was immaterial at December 31, 2002. The Company did not transact in credit default swaps in 2001. The term of the credit default swaps range from 3-5 years. The Company also assumes exposure to an asset pool through total return swaps. As of December 31, 2002 and 2001, the maximum potential future exposure to the Company $93 and $10 after tax, respectively. The market value of these swaps at December 31, 2002 and 2001 was a loss of $42 and $51, respectively, which was reported on the balance sheet in Other Liabilities. The term of the total return swaps range from 6 months to 10 years. These arrangements are entered into to modify portfolio duration or to increase diversification while controlling transaction costs. At December 31, 2002 and 2001, the Company held $367 and $230, respectively, in derivative notional value related to this strategy.

The Company issues an option in an “asset hedging” strategy utilized to monetize the option embedded in certain of its fixed maturity investments. The Company receives a premium for issuing the freestanding option. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value which is expected to be entirely offset by the appreciation in the value of the embedded long option. The structure is designed such that the fixed maturity investment and freestanding option have identical expected lives, typically 2-5 years. At December 31, 2002 and 2001, the Company held $436 and $466, respectively, in derivative notional value related to the written option and held $436 and $466, respectively, of derivative notional value related to the embedded option. Periodically, in order to mitigate its foreign currency risk, the Company enters into a costless collar strategy. Accordingly, the Company purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. At December 31, 2002, the maximum potential exposure to the Company was $1 after tax. At December 31, 2002 and 2001, the Company held $275 and $0, respectively, in derivative notional value related to this strategy. The term of the options is up to 4 months.

(i) Separate Accounts

Hartford Life maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income.

(j) Deferred Policy Acquisition Costs

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs (“DAC”). At December 31, 2002 and 2001, the carrying value of the Company’s DAC was $5.2 billion and $5.0 billion, respectively.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. Adjustments are made each year to recognize actual experience as compared to assumed experience for the current period.

DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”) from projected investment, mortality and expense margins and surrender charges. A portion of the DAC amortization is allocated to realized gains and losses. The DAC balance is also adjusted by an amount that represents the change in amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized amounts been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its estimated gross profits to determine if actual experience or other evidence suggests that earlier estimates should be revised. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and variable life insurance businesses. The average long-term rate of assumed separate account fund performance used in estimating gross profits for the variable annuity and variable life business was 9% at December 31, 2002 and 2001. For all other products including fixed annuities and other universal life type contracts the average assumed investment yield ranged from 5% to 8.5% for the years ended December 31, 2002 and 2001.

Due to the increased volatility and precipitous decline experienced by the U.S. equity markets in 2002, the Company enhanced its DAC evaluation process during the course of the year. The Company developed sophisticated modeling capabilities, which allowed it to run 250 stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a reasonable range of estimates for the present value of future gross profits. This range is then compared to the present value of future gross profits currently utilized in the DAC amortization model. As of December 31, 2002, the current estimate falls within the reasonable range, and therefore, the Company does not believe there is evidence to suggest a revision to the EGPs is necessary.

Additionally, the Company has performed various sensitivity analyses with respect to separate account fund performance to provide an indication of future separate account fund performance levels, which could result in the need to revise future EGPs. The Company has estimated that a revision to the future EGPs is unlikely in 2003 in the event that the separate account fund performance meets or exceeds the Company’s long-term assumption of 9% and that a revision is likely if the overall separate account fund performance is negative for the year. In the event that separate account fund performance falls between 0% and 9% during 2003, the Company will need to evaluate the actual gross profits versus the mean EGPs generated by the stochastic DAC analysis and determine whether or not to make a revision to the future EGPs. Factors that will influence this determination include the degree of volatility in separate account fund performance, when during the year performance becomes negative and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index, although no assurance can be provided that this correlation will continue in the future.

Should the Company change its assumptions utilized to develop EGPs (commonly referred to as “unlocking”) the Company would record a charge (or credit) to bring its DAC balance to the level it would have been had EGPs been calculated using the new assumptions from the date of each policy. The Company evaluates all critical assumptions utilized to develop EGPs (e.g. lapse, mortality) and will make a revision to future EGPs to the extent that actual experience is significantly different than expected.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ money held in the separate accounts is invested in the equity market.

(k)  Reserve for Future Policy Benefits

Hartford Life establishes and carries as liabilities actuarially determined reserves which are calculated to meet the Company’s future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company’s actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

Liabilities for future policy benefits are computed by the net level premium method using interest assumptions ranging from 3% to 11% and withdrawal and mortality assumptions appropriate at the time the policies were issued. Claim reserves, which are the result of sales of group long-term and short-term disability, stop loss, and Medicare supplement, are stated at amounts determined by estimates on individual cases and estimates of unreported claims based on past experience.

The following table displays the development of the claim reserves (included in reserve for future policy benefits in the Consolidated Balance Sheets) resulting primarily from group disability products.

		For the years ended December 31,
	2002	2001	2000

Beginning claim reserves – gross	$2,764	$2,384	$2,128
Less: Reinsurance recoverables	264	177	125

Beginning claim reserves – net	2,500	2,207	2,003

Incurred expenses related to:
Current year	1,154	1,272	1,093
Prior years	4	(15)	(11)

Total incurred	1,158	1,257	1,082

Paid expenses related to:
Current year	387	439	410
Prior years	632	525	468

Total paid	1,019	964	878

Ending claim reserves – net	2,639	2,500	2,207
Add: Reinsurance recoverables	275	264	177

Ending claim reserves – gross	$2,914	$2,764	$2,384

(l)  Other Policyholder Funds

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $22.2 billion and $18.8 billion, as of December 31, 2002 and 2001, respectively, represent net policyholder obligations. The liability for policybenefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

(m)  Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company’s accident and health products are long duration contracts, and premiums are recognized as revenue when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

(n)  Foreign Currency Translation

Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are their functional currencies.

(o)  Dividends to Policyholders

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Participating life insurance in force accounted for 6%, 8% and 17% as of December 31, 2002, 2001 and 2000, respectively, of total life insurance in force. Dividends to policyholders were $65, $68 and $67 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholders’ share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.

(p)  Mutual Funds

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc., a family of 33 mutual funds. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities and operations of the Company.

(q)  Reinsurance

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met.

(r)  Income Taxes

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

3.     September 11, 2001

As a result of September 11, the Company recorded an estimated loss amounting to $20, net of taxes and reinsurance, in the third quarter of 2001. The Company based the loss estimate upon a review of insured exposures using a variety of assumptions and actuarial techniques, including estimated amounts for unknown and unreported policyholder losses and costs incurred in settling claims. Also included was an estimate of amounts recoverable under the Company’s ceded reinsurance programs. In the first quarter of 2002, the Company recognized an $8 after-tax benefit related to favorable development of reserves related to September 11. As a result of the uncertainties involved in the estimation process, final claims settlement may vary from present estimates.

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

6.     Investments and Derivative Instruments

	For the years ended December 31,

	2002	2001	2000

(a) Components of Net Investment Income

Interest income	$1,485	$1,364	$1,213
Interest income from policy loans	254	307	308
Other investment income	140	124	88

Gross investment income	1,879	1,795	1,609
Less: Investment expenses	21	16	17

Net investment income	$1,858	$1,779	$1,592

(b)  Components of Net Realized Capital Gains (Losses)

Fixed maturities	$(296)	$(49)	$(120)
Equity securities	(22)	(11)	23
Sale of affiliates and other (1)	–	(74)	–
Change in liability to policyholders for net realized capital (gains) losses	1	1	9

Net realized capital gains (losses)	$(317)	$(133)	$(88)

(1)	2001 includes before tax losses of $35 related to the sale of international subsidiaries.

	For the years ended December 31,

	2002	2001	2000
c) Change in Unrealized Capital (Losses) Gains on Equity Securities

Gross unrealized capital gains	$10	$9	$5
Gross unrealized capital losses	(35)	(29)	(15)

Net unrealized capital (losses) gains	(25)	(20)	(10)
Deferred income taxes and other items	(9)	(7)	(4)

Net unrealized capital (losses) gains, net of tax	(16)	(13)	(6)
Balance – beginning of year	(13)	(6)	16

Net change in unrealized capital (losses) gains on equity securities	$(3)	$(7)	$(22)

(d)  Change in Unrealized Capital Gains (Losses) on Fixed Maturities

Gross unrealized capital gains	$1,704	$632	$384
Gross unrealized capital losses	(309)	(341)	(307)
Net unrealized capital gains (losses) credited to policyholders	(58)	(21)	(10)

Net unrealized gains (losses)	1,337	270	67
Deferred income taxes and other items	(700)	(94)	21

Net unrealized gains (losses), net of tax	637	176	46
Balance – beginning of year	176	46	(352)

Change in unrealized capital gains (losses) on fixed maturities	$461	$130	$398

(e)  Fixed Maturity Investments

	As of December 31, 2002

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$346	$12	$–	$358
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset backed	2,354	76	(3)	2,427
States, municipalities and political subdivisions	1,881	150	(1)	2,030
International governments	476	52	(2)	526
Public utilities	1,236	74	(31)	1,279
All other corporate, including international	11,917	901	(134)	12,684
All other corporate – asset backed	8,013	407	(115)	8,305
Short-term investments	1,099	1	–	1,100
Certificates of deposit	629	28	(23)	634
Redeemable preferred stock	31	3	–	34

Total fixed maturities	$27,982	$1,704	$(309)	$29,377

	As of December 31, 2001

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value

U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$361	$16	$(3)	$374
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset backed	1,498	33	(3)	1,528
States, municipalities and political subdivisions	1,569	54	(12)	1,611
International governments	371	22	(3)	390
Public utilities	1,065	16	(26)	1,055
All other corporate, including international	9,644	311	(153)	9,802
All other corporate – asset backed	6,627	165	(115)	6,677
Short-term investments	1,245	–	–	1,245
Certificates of deposit	575	13	(26)	562
Redeemable preferred stock	55	2	–	57

Total fixed maturities	$23,010	$632	$(341)	$23,301

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2002 by estimated maturity year are shown below. Expected maturities differ from contractual maturities due to call or prepayment provisions. Asset backed securities, including mortgage backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Estimated Maturities	Amortized Cost	Fair Value
One year or less	$3,360	$3,384
Over one year through five years	10,101	10,461
Over five years through ten years	7,016	7,446
Over ten years	7,505	8,086

Total	$27,982	$29,377

(f)  Sales of Fixed Maturity and Equity Security Investments

Sales of fixed maturities, excluding short-term fixed maturities, for the years ended December 31, 2002, 2001 and 2000 resulted in proceeds of $6.9 billion, $6.0 billion and $3.8 billion, gross realized capital gains of $143, $104 and $114 and gross realized capital losses of $(71), ($52) and ($225), respectively. Sales of equity security investments resulted in proceeds of $11, $46 and $42 and gross realized capital gains of less than $1, $2 and $37, respectively, and gross realized capital losses of $(5), $(13) and $(14) for the years ended December 31, 2002, 2001 and 2000, respectively.

(g)  Concentration of Credit Risk

The Company is not exposed to any credit concentration of a single issuer greater than 10% of stockholder’s equity.

(h)  Derivative Instruments

The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments (excluding guaranteed separate accounts) totaled $8.2 billion at December 31, 2002 and $6.7 billion at December 31, 2001.

A reconciliation between notional amounts as of December 31, 2002 and 2001 by derivative type and strategy is as follows:

	December 31, 2001		Maturities/	December 31, 2002
	Notional Amount	Additions	Terminations [1]	Notional Amount

By Derivative Type
Caps	$603	$–	$20	$583
Floors	320	–	20	300
Swaps/Forwards	4,592	2,127	688	6,031
Futures	77	110	187	–
Options	1,156	438	272	1,322

Total	$6,748	$2,675	$1,187	$8,236

By Strategy
Liability	$813	$–	$–	$813
Anticipatory	320	300	355	265
Asset	4,716	2,375	832	6,259
Portfolio	899	–	–	899

Total	$6,748	$2,675	$1,187	$8,236

[1] During 2002, the Company had no significant gain or loss on terminations of hedge positions using derivative financial instruments.

(i)  Collateral Arrangements

Hartford Life entered into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2002 and 2001, collateral pledged has not been separately reported in the Consolidated Balance Sheets. The classification and carrying amounts of collateral pledged at December 31, 2002 and 2001 were as follows:

Assets	2002	2001

U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)	$20	$1
U.S. Gov’t and Gov’t agencies and authorities (guaranteed and sponsored)– asset backed	76	53

Total	$96	$54

At December 31, 2002 and 2001, Hartford Life had accepted collateral consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $454 and $167, respectively. At December 31, 2002 and 2001, only cash collateral of $176 and $108, respectively, was invested and recorded on the balance sheet in fixed maturities and other liabilities. Hartford Life is only permitted by contract to sell or repledge the noncash collateral in the event of default by the counterparty and none of the collateral has been sold or repledged at December 31, 2002 and 2001. As of December 31, 2002 and 2001 all collateral accepted was held in separate custodial accounts.

7.     Fair Value of Financial Instruments

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

Fair value of limited partnerships and trusts is based on external market valuations from partnership and trust management.

Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt and trust preferred securities is equal to market value.

The carrying amounts and fair values of Hartford Life’s financial instruments at December 31, 2002 and 2001 were as follows:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed maturities	$29,377	$29,377	$23,301	$23,301
Equity securities	458	458	428	428
Policy loans	2,934	2,934	3,317	3,317
Limited partnerships [1]	519	519	811	811
Other investments [2]	603	603	520	520

Liabilities
Other policyholder funds [3]	$20,744	$20,951	$16,077	$15,939
Long-term debt	1,050	1,144	1,050	1,118
Related Party Debt	75	75	—	—
Trust preferred securities	450	464	450	461
Derivative related liabilities [4]	162	162	123	123

[1] Included in other investments on the balance sheet.

[2] 2002 and 2001 include $257 and $135 of derivative related assets, respectively.

[3] Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[4] Included in other liabilities on the balance sheet.

8.     Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill.

The following tables show net income for the years ended December 31, 2002, 2001 and 2000, with the 2001 and 2000 periods adjusted for goodwill amortization recorded.

Net Income	2002	2001	2000
Income before cumulative effect of accounting changes	$557	$711	$575
Goodwill amortization, net of tax	—	16	4

Adjusted income before cumulative effect of accounting changes	557	727	579
Cumulative effect of accounting changes, net of tax	—	26	—

Adjusted net income	$557	$701	$579

The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	2002		2001

		Accumulated Net	Carrying	Accumulated Net
Amortized Intangible Assets	Carrying Amount	Amortization	Amount	Amortization

Present value of future profits	$525	$80	$568	$37

Total	$525	$80	$568	$37

Net amortization expense for the years ended December 31, 2002, 2001 and 2000 was $43, $37 and $0, respectively.

8.     Goodwill and Other Intangible Assets (continued)

Estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,
2003	$42
2004	$39
2005	$36
2006	$34
2007	$31

9.     Separate Accounts

Hartford Life maintained separate account assets and liabilities totaling $107.1 billion and $114.7 billion at December 31, 2002 and 2001, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $95.6 billion and $104.6 billion at December 31, 2002 and 2001, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $11.5 billion and $10.1 billion at December 31, 2002 and 2001, respectively, wherein Hartford Life contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $384 and $575 at December 31, 2002 and 2001, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income.

Separate account management fees and other revenues included in fee income were $1.2 billion, $1.3 billion and $1.4 billion in 2002, 2001 and 2000, respectively. The guaranteed separate accounts include fixed market value adjusted (“MVA”) individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.3% and 6.4% at December 31, 2002 and 2001, respectively. The assets that support these liabilities were comprised of $11.1 billion and $9.8 billion in fixed maturities as of December 31, 2002 and 2001, respectively, and $385 and $234 of other investments as of December 31, 2002 and 2001, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $135 and $37 in net carrying value and $3.6 billion and $3.2 billion in notional amounts as of December 31, 2002 and 2001, respectively.

10.     Debt

	2002		2001

		Weighted Average		Weighted Average
	Amount	Interest Rate (1)	Amount	Interest Rate (1)

Long-Term Debt
6.90% notes, due June 2004	$200	7.0%	$200	7.0%
7.10% notes, due June 2007	200	7.2%	200	7.2%
7.65% debentures, due June 2027	250	7.8%	250	7.8%
7.375% notes, due March 2031	400	7.5%	400	7.5%

Total long-term debt	$1,050	7.4%	1,050	7.4%

Related Party Debt
4.10% note, due November 2006	$75	4.1%	—	—

Total related party debt	$75	4.1%	—	—

(1)	Represents the effective interest rate at the end of the year.

(a)  Shelf Registrations

On May 15, 2001, Hartford Life filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2002, the Company had $1.0 billion remaining on its shelf.

(b)  Short-Term Debt

Effective December 31, 2002, Hartford Life terminated its existing $250 five year revolving credit facility which was scheduled to expire in 2003. Also effective December 31, 2002, Hartford Life, in conjunction with its parent Hartford Financial Services Group, Inc., signed a new $490 three year revolving credit facility comprised of twelve participatory banks. Hartford Life has access to up to $250 of this credit facility. This facility, which expires in 2005, is available for general corporate purposes and to provide additional support for the Company’s commericial paper program.

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2002, the Company had no outstanding borrowings under the program.

(c)  Long-Term Debt

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

In June 1998, Hartford Life filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $1.0 billion of debt and equity securities, including up to $350 of previously registered but unsold securities, described above. The Company issued $250 of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures on June 29, 1998, discussed below.

On March 1, 2001, the Company issued $400 of senior debt securities maturing in 2031 from its existing shelf registration in order to partially finance the Fortis acquisition. Interest on the debt securities is payable semi-annually on March 1 and September 1 of each year, which commenced September 1, 2001.

On March 6, 2001, the Company issued $200 of Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Parent Junior Subordinated Debentures, discussed below.

In May 2001, Hartford Life filed a shelf registration statement with the Securities and Exchange Commission in May 2001 for the issuance of up to $1.0 billion of debt and equity securities, including up to $150 of previously registered but unsold securities, described above. As of December 31, 2002, Hartford Life had $1 billion remaining on this shelf registration statement.

Interest expense incurred related to short and long-term debt totaled $78 in 2002, $73 in 2001 and $48 in 2000.

(d)  Related Party Debt

Effective December 27, 2002, Hartford Life signed a promissory note for $75 with its parent Hartford Financial Services Group, Inc. The note matures on November 16, 2006. Interest on the note is payable quarterly on February 16, May 16, August 16 and November 16, commencing on February 16, 2003. If not earlier declared due and payable by the lender the entire principal balance of the note will convert in full into fully paid and non-assessable shares of Hartford Life common stock of then equivalent value.

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

Hartford Life has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and Hartford Life may not declare or pay any cash dividends or distributions on, or purchase, Hartford Life’s capital stock, nor make any principal, interest or premium payments on or repurchase any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Series A Preferred Securities and the Series A Common Stock. Hartford Life has guaranteed, on a subordinated basis, all the Hartford Life Capital I obligations under the Series A Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions upon dissolution, winding up or liquidation to the extent funds are available.

On March 6, 2001, Hartford Life Capital II, a special purpose Delaware trust formed by Hartford Life, issued 8,000,000, 7.625% Trust Preferred Securities, Series B (Series B Preferred Securities). The material terms of the Series B Preferred Securities are substantially the same as the Hartford Series A Preferred Securities described above, except for the rate and the maturity date. The proceeds from the sale of the Series B Preferred Securities were used to acquire $200 of 7.625% Series B Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) issued by Hartford Life. Hartford Life used the proceeds from the offering to partially finance the Fortis acquisition.

(b)  Interest expense

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $34, $31 and $18 in 2002, 2001 and 2000, respectively.

12.     Stockholder’s Equity

(a)  Statutory Results

	For the years ended December 31,

	2002	2001	2000

Statutory net income (loss)	$(137)	$(364)	$399

Statutory surplus	$3,019	$2,991	$2,407

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2002, the maximum amount of statutory dividends which may be paid to Hartford Life from its insurance subsidiaries in 2003, without prior approval, is $302.

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

13.     Stock Compensation Plans

Hartford Life’s employees are included in The Hartford 2000 Incentive Stock Plan (the “2000 Plan”) and The Hartford Employee Stock Purchase Plan. Prior to The Hartford Acquisition, eligible employees of Hartford Life were included in Hartford Life’s stock based compensation plans, the 1997 Hartford Life, Inc. Incentive Stock Plan and the Hartford Life, Inc. Employee Stock Purchase Plan. As a result of The Hartford Acquisition, all eligible participants of Hartford Life’s stock based compensation plans were converted to The Hartford’s stock based compensation plans.

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

All options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company’s common shares or at seven years after the date of grant. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2002, The Hartford had not issued any incentive stock options under the 2000 Plan. Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than two nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares.

In 1996, The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of The Hartford at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period.

Currently the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. (See Note 13 for discussion of accounting for stock compensation plans beginning January 1, 2003). Had compensation cost for the Incentive Stock Plan and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards under those plans consistent with the method under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have been reduced to the pro forma amounts indicated as follows.

	2002	2001	2000

Net income
As reported	$557	$685	$575
Pro forma (1)	541	672	563

(1)	The pro forma disclosures are not representative of the effects on net income in future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 1.6% for 2002, 1.6% for 2001 and 1.5% for 2000; expected price variability of 40.8% for 2002, 29.1% for 2001 and 35.7% for 2000; risk-free interest rates of 4.27% for 2002 grants, 4.98% for 2001 grants and 6.70% for 2000 grants; and expected lives of six years for 2002, six years for 2001 and five years for 2000.

14. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

(a) Pension Plans

Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford, was $18, $16 and $8 in 2002, 2001 and 2000, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2002, 2001 and 2000.

(b) Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. The cost to Hartford Life for this plan was approximately $9 in 2002 and $8 in both 2001and 2000.

15. Reinsurance

Hartford Life cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer does not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2002, Hartford Life had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2002, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantees and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

Insurance net retained premiums were comprised of the following:

	For the years ended December 31,

	2002	2001	2000

Gross premiums	$5,123	$5,069	$4,645
Reinsurance assumed	180	232	137
Reinsurance ceded	(419)	(398)	(296)

Net retained premiums	$4,884	$4,903	$4,486

Hartford Life reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.

Hartford Life also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. The Company is currently in arbitration with one of its reinsurers related to this reinsurance (see further discussion in Note 17(a))

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $484, $392 and $225 for the years ended December 31, 2002, 2001 and 2000, respectively. Hartford Life also assumes reinsurance from other insurers.

Hartford Life records a receivable for reinsured benefits paid and the portion of insurance liabilities that are reinsured, net of a valuation allowance, if necessary. The amounts recoverable from reinsurers are estimated based on assumptions that are consistent with those used in establishing the reserves related to the underlying reinsured contracts. Management believes the recoverables are appropriately established; however, in the event that future circumstances and information require Hartford Life to change its estimates of needed loss reserves, the amount of reinsurance recoverables may also require adjustments.

16. Income Tax

Hartford Life and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. Federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain tax adjustments, generally will be determined as though the Company were filing a separate Federal income tax return with current credit for net losses to the extent the losses provide a benefit in the consolidated return.

The Company is included in The Hartford’s consolidated Federal income tax return. The Company’s effective tax rate was 2%, 7% and 27% in 2002, 2001 and 2000, respectively.

Income tax expense (benefit) is as follows:

	For the years ended December 31,

	2002	2001	2000

Current	$29	$(230)	$115
Deferred	(19)	284	98

Income tax expense	$10	$54	$213

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,

	2002	2001	2000

Tax provision at the U.S. federal statutory rate	$198	$268	$276
Tax preferred investments	(93)	(88)	(47)
IRS audit settlement (see Note 17(c))	(76)	—	(24)
Tax adjustment (see Note 17(c))	—	(130)	—
Foreign related investments	(14)	—	—
Other	(5)	4	8

Provision for income tax	$10	$54	$213

Deferred tax assets (liabilities) include the following as of December 31:

	2002	2001

Tax basis deferred policy acquisition costs	$739	$777
Financial statement deferred policy acquisition costs and reserves	(775)	(596)
Employee benefits	22	27
Net unrealized capital (gains) losses on securities	(528)	(121)
Net operating loss carryforward/Minimum tax credits	285	104
Investments and other	(17)	(207)

Total deferred tax asset (liability)	$(274)	$(16)

Hartford Life had current federal income tax payable of $6 as of December 31, 2002 and a current federal income tax receivable of $153 as of December 31, 2001.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2002.

17. Commitments and Contingent Liabilities

(a) Litigation

Hartford Life is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

On March 15, 2002, a jury in the U.S. District Court for the Eastern District of Missouri issued a verdict in Bancorp Services, LLC (“Bancorp”) v. Hartford Life Insurance Company (“HLIC”), et al. in favor of Bancorp in the amount of $118. The case involved claims of patent infringement, misappropriation of trade secrets, and breach of contract against HLIC and its affiliate International Corporate Marketing Group, Inc. (“ICMG”). The judge dismissed the patent infringement claim on summary judgment. The jury’s award was based on the last two claims. On August 28, 2002, the Court entered an order awarding Bancorp prejudgment interest on the breach of contract claim in the amount of $16.

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The Company’s management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves associated with this matter. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future related to this matter.

The Company is involved in arbitration with one of its primary reinsurers relating to policies with death benefit guarantees written from 1994 to 1999. The arbitration involves alleged breaches under the reinsurance treaties. Although the Company believes that its position in this pending arbitration is strong, an adverse outcome could result in a decrease to the Company’s statutory surplus and capital and potentially increase the death benefit costs incurred by the Company in the future. The arbitration hearing was held during the fourth quarter of 2002, but no decision has been rendered.

(b) Leases

The rent paid to Hartford Fire for space occupied by the Company was $25 in 2002, 2001 and 2000. Future minimum rental commitments are as follows:

2003	$26
2004	26
2005	27
2006	27
2007	27
Thereafter	54

Total	$187

Hartford Life’s principal executive offices are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $17 in 2002 and $18 in 2001 and 2000.

(c) Tax Matters

The Company’s Federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Throughout the audit of the 1996-1997 years, the Company and the IRS have been engaged in an ongoing dispute regarding what portion of the separate account dividends-received deduction (“DRD”) is deductible by the Company. During 2001 the Company continued its discussions with the IRS. As part of the Company’s due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company’s separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company’s assessment of the probable outcome, the Company concluded an additional $130 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60. Furthermore, for tax year 2002, this amount was $63. During 2000, the Company had recorded a $24 tax benefit as a result of a final settlement with the IRS on different aspects of the Company’s share of the dividends-received deduction for the 1993-1995 tax years.

Earlier in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During September 2002 the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other items, and will adjust its estimate of the probable outcome of these issues as developments warrant. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

(d) Unfunded Commitments

At December 31, 2002, Hartford Life has outstanding commitments to fund limited partnership investments totaling $218. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and has not been fully funded, Hartford Life is not required to fund the remaining unfunded commitment, but may elect to do so.

18. Transactions with Affiliates

Transactions of the Company with Hartford Fire, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $80 in 2002 and 2001 and $84 in 2000. Included in other liabilities are $45 and $24 due to The Hartford as of December 31, 2002 and 2001, respectively.

On June 27, 2000, The Hartford acquired all of the outstanding shares of HLI that it did not already own.

19. Segment Information

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in an Other category, its international operations, which are primarily located in Japan and Latin America, as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense.

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

	For the years ended December 31,

	2002	2001	2000

Revenues
Investment Products	$2,597	$2,506	$2,380
Individual Life	958	890	640
Group Benefits	2,582	2,507	2,207
COLI	592	719	767
Other	(304)	(73)	(4)

Total revenues	$6,425	$6,549	$5,990

Net Investment Income
Investment Products	$1,079	$886	$741
Individual Life	261	243	181
Group Benefits	255	248	226
COLI	276	352	366
Other	(13)	50	78

Total net investment income	$1,858	$1,779	$1,592

Amortization of Deferred Policy Acquisition Costs and PVP
Investment Products	$444	$461	$516
Individual Life	160	168	145
Group Benefits	17	11	10
COLI	–	–	–
Other	7	2	–

Total amortization of deferred policy acquisition costs and PVP	$628	$642	$671

Income Tax Expense (Benefit)
Investment Products	$129	$155	$189
Individual Life	63	57	39
Group Benefits	35	29	24
COLI	15	18	19
Other	(232)	(205)	(58)

Total income tax expense	$10	$54	$213

Net Income (Loss)
Investment Products	$432	$463	$424
Individual Life	133	121	79
Group Benefits	128	106	90
COLI	32	37	34
Other	(168)	(42)	(52)

Total net income	$557	$685	$575

Assets
Investment Products	$97,591	$103,906	$107,467
Individual Life	8,888	9,157	7,270
Group Benefits	5,242	4,686	4,111
COLI	30,333	26,840	23,390
Other	7,740	7,020	1,383

Total assets	$149,794	$151,609	$143,621

	For the years ended December 31,

Revenues by Product	2002	2001	2000

Investment Products
Individual Annuities	$1,452	$1,492	$1,538
Other	1,145	1,014	842

Total Investment Products	2,597	2,506	2,380
Individual Life	958	890	640
Group Benefits	2,582	2,507	2,207
COLI	592	719	767

20. Acquisitions

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

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally estimated fair value. In addition, an intangible asset representing the present value of future profits (“PVP”) of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. For the years ended December 31, 2002 and 2001, amortization of PVP amounted to $62 and $66, respectively. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and was amortized on a straight-line basis until January 1, 2002, when amortization ceased under the provisions of SFAS No. 142.

The following is detail of the PVP activity as of December 31, 2002 and 2001:

	2002	2001

Beginning PVP balance	$568	$—

Acquisition costs	—	605

Accretion of interest	19	29

Amortization	(62)	(66)

Ending PVP balance	$525	$568

21. Quarterly Results for 2002 and 2001 (unaudited)

	Three Months Ended

	March 31,		June 30,		September 30,		December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

Revenues	$1,676	$1,590	$1,591	$1,695	$1,541	$1,605	$1,617	$1,659
Benefits, claims and expenses	1,454	1,368	1,482	1,467	1,458	1,469	1,464	1,480
Net income	170	138	101	162	161	250	125	135

[1] Included in the quarter ended September 30, 2001 are after-tax losses of $20 related to September 11 and $130 of tax benefits primarily related to the expected favorable treatment of the Company’s separate account DRD arising during the 1996-2000 tax years

[2] Included in the quarter ended March 31, 2002 is an after-tax benefit of $8 related to September 11.

[3] Included in the quarter ended September 30, 2002 are $76 of tax benefits primarily related to the expected favorable treatment of the Company’s separate account DRD arising during the 1996-2000 tax years.

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2002

			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$346	$358	$358
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset backed	2,354	2,427	2,427
States, municipalities and political subdivisions	1,881	2,030	2,030
International governments	476	526	526
Public utilities	1,236	1,279	1,279
All other corporate, including international	11,917	12,684	12,684
All other corporate – asset backed	8,013	8,305	8,305
Short-term investments	1,099	1,100	1,100
Certificates of deposit	629	634	634
Redeemable preferred stock	31	34	34

Total fixed maturities	27,982	29,377	29,377

Equity Securities
Common Stocks
Industrial and miscellaneous	221	195	195
Preferred Stocks	262	263	263

Total equity securities	483	458	458

Total fixed maturities and equity securities	28,465	29,835	29,835

Policy Loans	2,934	2,934	2,934

Other Investments
Mortgage loans on real estate	334	334	334
Investment in partnerships	527	519	519
Other invested assets	91	269	269

Total other investments	952	1,122	1,122

Total investments	$32,351	$33,891	$33,891

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
(Registrant)

	As of December 31,
(In millions)
Condensed Balance Sheets	2002	2001

Assets
Fixed maturities, available for sale, at fair value (amortized cost of $1 and $16)	$1	$16
Investment in subsidiaries	7,297	6,077
Other assets	72	64

Total assets	7,370	6,157

Liabilities and Stockholder’s Equity
Long-term debt	1,125	1,050
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	450	450
Other liabilities	107	47

Total liabilities	1,682	1,547
Total stockholder’s equity	5,688	4,610

Total liabilities and stockholder’s equity	$7,370	$6,157

	For the years ended December 31,
(In millions)
Condensed Statements of Income	2002	2001	2000

Earnings of subsidiaries	$679	$869	$854
Interest expense	112	104	66

Income before income tax expense	567	765	788
Income tax expense	10	54	213

Cumulative effect of accounting change	—	(26)	—

Net income	$557	$685	$575

The financial information of Hartford Life, Inc. (parent company of Hartford Life) should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (continued)
(Registrant)

(In millions)
Condensed Statements of Cash Flows	For the years ended December 31,

	2002	2001	2000

Operating Activities
Net income	$557	$685	$575
Undistributed earnings of subsidiaries	(483)	(624)	(526)
Change in other assets and liabilities	52	(20)	–

Cash provided by operating activities	126	41	49

Investing Activities
Sales (purchases) of investments	15	(15)	–
Capital contribution to subsidiary	(225)	(1,177)	–

Cash used for investing activities	(210)	(1,192)	–

Financing Activities
Proceeds from long-term debt	75	400	–
Proceeds from issuance of company obligated mandatorily Redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	–	200	–
Capital contribution from parent	75	615	–
Dividends paid	(66)	(64)	(55)
Proceeds from parent to retire common stock	–	–	226
Payments to retire common stock	–	–	(226)
Net issuance (purchase) of common stock	–	–	6

Cash (used for) provided by financing activities	84	1,151	(49)

Net change in cash	–	–	–
Cash – beginning of year	–	–	–

Cash – end of year	$–	$–	$–

Supplemental Disclosure of Cash Flow Information

Net Cash Activity During the Year For:
Interest expense paid	$110	$89	$65
Income taxes paid (received)	$48	$(40)	$197

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2002, 2001 and 2000

(In millions)
			Other		Earned
			Policy-		Premiums
	Deferred Policy	Future	holder	Policy	and	Net
Segment	Acquisition Costs	Policy Benefits	Funds	Fees	Other	Investment Income

2002
Investment Products	$3,818	$4,961	$15,506	$1,537	$(19)	$1,079
Individual Life	1,229	586	3,583	695	2	261
Group Benefits	44	3,571	362	19	2,308	255
Corporate Owned Life Insurance	12	316	3,334	305	11	276
Other	130	87	234	21	5	(13)

Consolidated	$5,233	$9,521	$23,019	$2,577	$2,307	$1,858

2001
Investment Products	$3,683	$4,513	$11,211	$1,622	$(2)	$886
Individual Life	1,249	558	3,496	634	13	243
Group Benefits	36	3,352	289	17	2,242	248
Corporate Owned Life Insurance	8	321	4,120	355	12	352
Other	28	98	241	5	5	50

Consolidated	$5,004	$8,842	$19,357	$2,633	$2,270	$1,779

2000
Investment Products	$3,377	$3,486	$8,417	$1,621	$18	$741
Individual Life	1,114	332	2,523	454	5	181
Group Benefits	36	2,969	235	17	1,964	226
Corporate Owned Life Insurance	—	283	4,645	392	9	366
Other	—	4	29	—	6	78

Consolidated	$4,527	$7,074	$15,849	$2,484	$2,002	$1,592

[Additional columns below]

[Continued from above table, first column(s) repeated]

(In millions)
		Benefits,		Amortization
	Net	Claims and		of Deferred
	Realized	Claim		Policy	Dividends
	Capital	Adjustment	Insurance Expenses	Acquisition	to Policy-	Interest
Segment	Losses	Expenses	and other	Costs	holders	Expense

2002
Investment Products	$—	$944	$648	$444	$—	$—
Individual Life	—	443	156	160	3	—
Group Benefits	—	1,878	524	17	—	—
Corporate Owned Life Insurance	—	401	82	—	62	—
Other	(317)	(18)	(5)	7	—	112

Consolidated	$(317)	$3,648	$1,405	$628	$65	$112

2001
Investment Products	$—	$819	$608	$461	$—	$—
Individual Life	—	385	157	168	2	—
Group Benefits	—	1,874	487	11	—	—
Corporate Owned Life Insurance	—	514	84	—	66	—
Other	(133)	19	23	2	—	104

Consolidated	$(133)	$3,611	$1,359	$642	$68	$104

2000
Investment Products	$—	$700	$551	$516	$—	$—
Individual Life	—	274	103	145	—	—
Group Benefits	—	1,643	440	10	—	—
Corporate Owned Life Insurance	—	545	102	—	67	—
Other	(88)	—	40	—	—	66

Consolidated	$(88)	$3,162	$1,236	$671	$67	$66

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

					Percentage of
		Ceded to	Assumed From Other		Amount Assumed to
(In millions)	Gross Amount	Other Companies	Companies	Net Amount	Net

For the year ended December 31, 2002
Life insurance in force	$629,028	$209,608	$65,590	$485,010	13.5%

Fee income, earned premiums and other
Life insurance and annuities	$3,556	$278	$84	$3,362	2.5%
Accident and health insurance	1,567	141	96	1,522	6.3%

Total fee income, earned premiums and other	$5,123	$419	$180	$4,884	3.7%

For the year ended December 31, 2001
Life insurance in force	$534,489	$142,352	$50,828	442,965	11.5%

Fee income, earned premiums and other
Life insurance and annuities	$3,661	$275	$68	$3,454	2.0%
Accident and health insurance	1,408	123	164	1,449	11.3%

Total fee income, earned premiums and other	$5,069	$398	$232	$4,903	4.7%

For the year ended December 31, 2000
Life insurance in force	$555,963	$109,393	$18,364	$464,934	3.9%

Fee income, earned premiums and other
Life insurance and annuities	$3,306	$190	$64	$3,180	2.0%
Accident and health insurance	1,339	106	73	1,306	5.6%

Total fee income, earned premiums and other	$4,645	$296	$137	$4,486	3.1%

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions

		Charged to Costs	Translation	Write-offs/
(In millions)	Balance January 1,	and Expenses	Adjustment	Payments/Other	Balance December 31,

2002
Accumulated depreciation of plant, property and equipment	$203	$49	$—	$(3)	$249
2001
Accumulated depreciation of plant, property and equipment	$173	$36	$—	$(6)	$203
2000
Accumulated depreciation of plant, property and equipment	$154	$27	$—	$(8)	$173

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE, INC.

By: /s/ Mary Jane B. Fortin

Mary Jane B. Fortin Senior Vice President and Chief Accounting Officer

Date: March 4, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramani Ayer Ramani Ayer	Chairman and Director	March 4, 2003

/s/ Thomas M. Marra Thomas M. Marra	President, Chief Operating Officer and Director	March 4, 2003

/s/ David T. Foy David T. Foy	Senior Vice President and Chief Financial Officer	March 4, 2003

/s/ Mary Jane B. Fortin Mary Jane B. Fortin	Senior Vice President and Chief Accounting Officer	March 4, 2003

/s/ David K. Zwiener David K. Zwiener	Director	March 4, 2003

CERTIFICATIONS

I, Thomas M. Marra, certify that:

1.	I have reviewed this annual report on Form 10-K of Hartford Life, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

By :	/s/ Thomas M. Marra

Thomas M. Marra President and Chief Operating Officer

I, David T. Foy, certify that:

1.	I have reviewed this annual report on Form 10-K of Hartford Life, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

By :	/s/ David T. Foy

David T. Foy Senior Vice President and Chief Financial Officer

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
EXHIBITS INDEX

Exhibit #

3.01	Restated Certificate of Incorporation of Hartford Life, Inc. (“Hartford Life” or the “Company”), was filed as Exhibit 3.01 to the Company’s Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

3.02	Amended and Restated By-Laws of the Company, effective June 27, 2000 were filed as Exhibit 3.02 to the Company’s Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

4.01	Amended and Restated Certificate of Incorporation and By-Laws of the Company (included as Exhibits 3.01 and 3.02, respectively).

4.02	Indenture, dated as of May 19, 1997, between the Company and Citibank, N.A., as Trustee, with respect to the Company’s 6.90% Notes due June 15, 2004, 7.10% Notes due June 15, 2007, and 7.65% Debentures due June 15, 2027, was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Amendment No. 2) dated May 23, 1997, and is incorporated herein by reference.

4.03	Subordinated Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of June 1, 1998, was filed as Exhibit 4.03 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.04	First Supplemental Indenture, dated as of June 29, 1998 between Hartford Life, as Issuer, and Wilmington Trust Company, as Trustee, with respect to 7.2% Junior Subordinated Deferrable Interest Debentures, due June 30, 2038, was filed as Exhibit 4.04 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.05	Form of Junior Subordinated Deferrable Interest Debenture, Series A, due June 30, 2038, included as Exhibit A to Exhibit 4.04 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.06	Declaration of Trust of Hartford Life Capital I, dated as of June 3, 1998 between the Company, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.06 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.07	Amended and Restated Declaration of Trust of Hartford Life Capital I, dated as of June 29, 1998 between the Trustee and the Sponsor, relating to the 7.2% Junior Subordinated Deferrable Interest Debentures, Series A, due 2038, was filed as Exhibit 4.07 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.08	Form of Preferred Security Certificate for Hartford Capital I, included as Exhibit A-1 to Exhibit 4.07 filed herein by reference.

4.09	Preferred Securities Guarantee Agreement, dated as of June 29, 1998 between Hartford Life, as Guarantor, and Wilmington Trust Company, as Preferred Guarantee Trustee, relating to Hartford Life Capital I, was filed as Exhibit 4.09 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

Exhibit #

4.10	Second Supplemental Indenture between Hartford Life and Wilmingtion Trust Company, as Trustee, dated as of March 6, 2001, with respect to 7.625% Junior Subordinated Deferred Interest Debentures, due February 15, 2050, was filed as Exhibit 4.02 to the Company’s Form 8-A dated March 13, 2001, and is incorporated herein by reference.

4.11	Form of 7.625% Junior Subordinated Deferrable Interest Debenture, Series A, due February 15, 2050, was filed as Exhibit A to Exhibit 4.02 of the Company’s Form 8-A dated March 13, 2001, and is incorporated herein by reference.

4.12	Declaration of Trust of Hartford Life Capital II, dated as of June 3, 1998, between Hartford Life, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.13	Form of Amended and Restated Declaration of Trust of Hartford Life Capital II between Hartford Life, as Sponsor, and Wilmington Trust Company, as Indenture Trustee and Delaware Trustee, was filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.14	Form of Guarantee Agreement between Hartford Life, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, was filed as Exhibit 4.21 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Capital I, Hartford Capital II and Hartford Capital III, as amended, and is incorporated herein by reference.

4.15	Form of Preferred Security Certificate for Hartford Life Capital II was filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.16	Form of 7.375% Senior Notes due March 1, 2031 was filed as Exhibit 3 to the Company’s Form 8-A dated February 28, 2001, and is incorporated herein by reference.

10.01	Master Intercompany Agreement, dated May 19, 1997, among the Company, The Hartford Financial Services Group, Inc. (formerly known as ITT Hartford Group, Inc.) (“The Hartford”) and with respect to Articles VI and XII, Hartford Fire Insurance Company, was filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.02	Tax Sharing Agreement, dated May 19, 1997, among The Hartford and its subsidiaries, including the Company, was filed as Exhibit 10.2 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.03	Management Agreement, dated March 31, 1997, among Hartford Life Insurance Company and Hartford Investment Management Company, was filed as Exhibit 10.3 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

Exhibit #

10.04	Management Agreement, dated March 31, 1997, among certain subsidiaries of the Company and Hartford Investment Services, Inc., was filed as Exhibit 10.4 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.05	Sublease Agreement , dated May 19, 1997, between Hartford Fire Insurance Company and the Company, was filed as Exhibit 10.5 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.06	Three Year Competitive Advance and Revolving Credit Facility Agreement dated as of December 31, 2002 among The Hartford, Hartford Life, and the Lenders named therein and JPMorgan Chase Bank and Citibank, N.A. as Co-Administrative Agents, was filed as Exhibit 10.28 to The Hartford Form 10-K filed for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23	Consent of Deloitte & Touche LLP to the incorporation by reference into the Company’s Registration Statements on Form S-8 and Form S-3 of the Report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.