Form 10-Q
period 2003-06-30
HARTFORD LIFE INC
filed 2003-08-06
CIK 1032204

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

  Yes [ ]      No[X]

As of July 31, 2003 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                               PAGE
                                                                               ----
Independent Accountants' Review Report                                           3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Second Quarter and Six Months

Ended June 30, 2003 and 2002                                                     4

Condensed Consolidated Balance Sheets - June 30, 2003
and December 31, 2002                                                            5

Condensed Consolidated Statements of Changes in

Stockholder's Equity - Six Months Ended June 30, 2003 and 2002                   6

Condensed Consolidated Statements of Cash Flows - Six Months

Ended June 30, 2003 and 2002                                                     7

Notes to Condensed Consolidated Financial Statements                             8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS                                             15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             30

ITEM 4.  CONTROLS AND PROCEDURES                                                30

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                      30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       30

Signature                                                                       31

Exhibits Index                                                                  32

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc and subsidiaries (the "Company") as of June 30, 2003, and the related condensed consolidated statements of income for the second quarters and six-month periods ended June 30, 2003 and 2002, and changes in stockholder's equity, and cash flows for the six-month period ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2003, which includes an explanatory paragraph relating to the Company's change in its method of accounting for goodwill and indefinite-lived intangible assets in 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
August 1, 2003

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               SECOND QUARTER              SIX MONTHS
                                                                   ENDED                      ENDED
                                                                  JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------------
(In millions) (Unaudited)                                    2003         2002          2003         2002
REVENUES
Fee income                                                 $   656      $   672       $ 1,273      $ 1,334
Earned premiums and other                                      743          696         1,453        1,437
Net investment income                                          513          450         1,020          898
Net realized capital gains (losses)                             50         (120)            2         (135)
----------------------------------------------------------------------------------------------------------
          TOTAL REVENUES                                     1,962        1,698         3,748        3,534
----------------------------------------------------------------------------------------------------------
BENEFITS, CLAIMS AND EXPENSES

Benefits and claims                                          1,086        1,028         2,169        2,085
Insurance expenses and other                                   373          346           713          717
Amortization of deferred policy acquisition costs and
  present value of future profits                              175          171           338          323
Dividends to policyholders                                      25           16            40           22
Interest expense                                                29           28            58           56
----------------------------------------------------------------------------------------------------------
           TOTAL BENEFITS, CLAIMS AND EXPENSES               1,688        1,589         3,318        3,203
----------------------------------------------------------------------------------------------------------
           INCOME BEFORE INCOME TAX EXPENSE                    274          109           430          331
Income tax expense                                              31            8            61           60
----------------------------------------------------------------------------------------------------------
           NET INCOME                                      $   243      $   101       $   369      $   271
----------------------------------------------------------------------------------------------------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,         DECEMBER 31,
(In millions, except for share data)                                                2003               2002
-----------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
      $31,684 and $27,982)                                                         $  34,060       $  29,377
 Equity securities, available for sale, at fair value (cost of $426 and $483)            452             458
 Policy loans, at outstanding balance                                                  2,889           2,934
 Other investments                                                                       937           1,122
-----------------------------------------------------------------------------------------------------------------
         Total investments                                                            38,338          33,891
 Cash                                                                                    190             179
 Premiums receivable and agents' balances                                                192             208
 Reinsurance recoverables                                                                797             796
 Deferred policy acquisition costs and present value of future profits                 5,927           5,758
 Deferred income taxes                                                                  (562)           (274)
 Goodwill                                                                                796             796
 Other assets                                                                          1,540           1,362
 Separate account assets                                                             122,556         107,078
-----------------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                           $ 169,774       $ 149,794
    =============================================================================================================
LIABILITIES
 Reserve for future policy benefits                                                $   8,928       $   8,583
 Other policyholder funds                                                             26,255          23,957
 Short-term debt                                                                         200            --
 Long-term debt                                                                        1,075           1,125
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                         450             450
 Other liabilities                                                                     3,813           2,913
 Separate account liabilities                                                        122,556         107,078
-----------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                                        163,277         144,106
    =============================================================================================================
STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $0.01                                                                   --              --
 Capital surplus                                                                       1,970           1,970
 Accumulated other comprehensive income
        Net unrealized capital gains  on securities, net of tax                        1,221             747
        Foreign currency translation adjustments                                         (38)            (39)
Total accumulated other comprehensive income                                           1,183             708
 Retained earnings                                                                     3,344           3,010
-----------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDER'S EQUITY                                                 6,497           5,688
    =============================================================================================================
                     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $ 169,774       $ 149,794
        =========================================================================================================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

SIX MONTHS ENDED JUNE 30, 2003

                                                                         ACCUMULATED OTHER
                                                                        COMPREHENSIVE INCOME
                                                                 --------------------------------------
                                                                    NET         NET
                                                                 UNREALIZED   GAINS ON
                                                                  CAPITAL     CASH FLOW
                                                                  GAINS ON     HEDGING       FOREIGN
                                                                 SECURITIES  INSTRUMENTS    CURRENCY                      TOTAL
                                             COMMON    CAPITAL      NET         NET        TRANSLATION    RETAINED    STOCKHOLDER'S
    (In millions) (Unaudited)                STOCK     SURPLUS     OF TAX     OF TAX        ADJUSTMENTS    EARNINGS       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                  $  --      $1,970       $621      $126           $(39)         $3,010       $5,688
Comprehensive income
Net income                                                                                                    369          369
                                                                                                                        ------
Other comprehensive income, net of tax (1)
  Unrealized gain on securities (2)                                  510                                                   510
  Net loss on cash flow hedging
        Instruments                                                            (36)                                        (36)

Cumulative translation adjustments                                                              1                            1
                                                                                                                        ------
Total other comprehensive income                                                                                           475
                                                                                                                        ------
    Total comprehensive income                                                                                             844
                                                                                                                        ------
Dividends declared                                                                                            (35)         (35)
===================================================================================================================================
    BALANCE, JUNE 30, 2003                  $  --      $1,970     $1,131        $90           $(38)        $3,344       $6,497
===================================================================================================================================

SIX MONTHS ENDED JUNE 30, 2002

                                                                         ACCUMULATED OTHER
                                                                        COMPREHENSIVE INCOME
                                                                 --------------------------------------
                                                                    NET         NET
                                                                 UNREALIZED   GAINS ON
                                                                  CAPITAL     CASH FLOW
                                                                  GAINS ON     HEDGING       FOREIGN
                                                                 SECURITIES  INSTRUMENTS    CURRENCY                      TOTAL
                                             COMMON    CAPITAL      NET         NET        TRANSLATION    RETAINED    STOCKHOLDER'S
    (In millions) (Unaudited)                STOCK     SURPLUS     OF TAX     OF TAX        ADJUSTMENTS    EARNINGS       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                    $ --      $ 1,895    $  163      $ 62         $   (29)      $  2,519      $  4,610
Comprehensive income

Net income                                                                                                     271           271
                                                                                                                           ------
Other comprehensive income, net of tax (1)
  Unrealized gain on securities (2)                                   103                                                    103
  Net gain on cash flow hedging
        Instruments                                                              13                                           13
  Cumulative translation adjustments                                                             (9)                          (9)
                                                                                                                           ------
Total other comprehensive income                                                                                             107
                                                                                                                           ------
    Total comprehensive income                                                                                               378
                                                                                                                           ------
Dividends declared                                                                                             (33)          (33)
====================================================================================================================================
    BALANCE, JUNE 30, 2002                    $ --      $ 1,895    $  266      $ 75         $   (38)      $  2,757      $  4,955
====================================================================================================================================


(1) Unrealized gain on securities is reflected net of tax provision of $275 and $55 for the six months ended June 30, 2003 and 2002, respectively. Net
      (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(19) and $7 for the six months ended June 30, 2003 and 2002. There is no tax effect on cumulative translation adjustments.


(2) There were reclassification adjustments for after-tax losses in the amount of $17 and $83 realized in net income for the six months ended June 30, 2003 and 2002, respectively.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                                       June 30,
(In millions) (Unaudited)                                                                        2003          2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                                 $   369       $   271
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

    Net realized capital (gains) losses                                                             (2)          135
    Amortization of deferred policy acquisition costs and present value of future profits
                                                                                                   338           323
    Additions to deferred policy acquisition costs and present value of future profits            (728)         (552)
    Depreciation and amortization                                                                   72            18
    Decrease in premiums receivable and agents' balances                                            16            21
    Decrease (increase) in receivables                                                             (22)           12
    Decrease in accrued liabilities and payables                                                   (20)          (12)
    Increase (decrease) in other liabilities                                                       276          (156)
    Decrease (increase) in accrued tax                                                             (27)          109
    Increase in deferred income tax                                                                 34           116
    Increase in future policy benefits                                                             345           322
    Increase in reinsurance recoverables                                                           (18)          (17)
    Other, net                                                                                    (290)         (101)
--------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 343           489
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchases of investments                                                                    (7,769)       (5,892)
    Sales of investments                                                                         3,179         3,257
    Maturities and principal paydowns of fixed maturity investments                              1,833         1,037
    Capital expenditures and other                                                                  (3)          (45)
--------------------------------------------------------------------------------------------------------------------
         NET CASH USED FOR INVESTING ACTIVITIES                                                 (2,760)       (1,643)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Dividends paid                                                                                 (34)          (33)
    Proceeds from issuance of long-term debt                                                       150          --
    Net receipts from investment and universal life-type contracts                               2,313         1,136
--------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,429         1,103
--------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash                                                                 12           (51)
    Impact of foreign exchange                                                                      (1)            2
--------------------------------------------------------------------------------------------------------------------
    Cash -- beginning of period                                                                    179           167
--------------------------------------------------------------------------------------------------------------------
         CASH -- END OF PERIOD                                                                 $   190       $   118
--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                   $    20       $    34
Interest                                                                                       $    56       $    55

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

2.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. Less than majority-owned subsidiaries in which the Company has at least a 20% interest are reported on the equity basis. All intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

The accompanying condensed consolidated financial statements as of June 30, 2003, and for the second quarter and six-month periods ended June 30, 2003 and 2002 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The most significant estimates include those used in determining reserves, deferred policy acquisition costs, valuation of investments and derivative instruments, income taxes and contingencies.

(D) SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report.

(E) ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless whether the instrument is settled on a net-cash or gross physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buy back shares are examples of financial instruments that should be reported as liabilities under this new guidance.

SFAS No. 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 is effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 is effective for interim periods beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial condition or results of operations as there were no material VIEs identified which required consolidation. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of June 30, 2003, the Company did not own any such interests that required disclosure.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or "the Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument or indices (e.g., security prices, interest rates, or currency rates) that are related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. For further discussion, see Note 2(h), "Other Investment and Risk Management Activities - Specific Strategies", of Notes to Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 is that SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities after December 31, 2002. Adoption of SFAS No. 146 will result in a change in the timing of when a liability is recognized if the Company has restructuring activities after December 31, 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

(F) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which may have a significant impact on the Company. The major provisions of the SOP require:

      - Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB") and annuitization options, on an accrual basis versus the previous method of recognition upon payment;
      - Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;
      - Reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and
      - Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, the Company will have to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements not meeting the criteria of the SOP, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits, all of which may have a significant effect on the Company's financial condition and results of operations.

Based on management's preliminary review of the SOP and market conditions as of June 30, 2003, it appears that a significant impact to the Company is the requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP, the unrecorded GMDB liabilities, net of anticipated reinsurance recoverable of approximately $300, are estimated to be between $75 and $85 at June 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves as of June 30, 2003 would result in an estimated reduction of net income of between $35 and $45. The ultimate actual impact on the Company's financial statements may differ significantly from management's current estimates.

Since the SOP is not yet effective, the Company has not recorded any liabilities for the risks associated with GMDB offered on Hartford Life's variable annuity business, but has consistently recorded the related expenses in the period the benefits are paid to contractholders. Net of reinsurance, the Company paid $14 and $31 for the second quarter and six months ended June 30, 2003, respectively, and $9 and $16 for the second quarter and six months ended June 30, 2002, respectively, in GMDB benefits to contractholders. Future downturns in the equity markets could increase these payments. At June 30, 2003, the Company held $64.8 billion of variable annuities in its separate accounts. The Company estimates its net amount at risk relating to these variable annuities (the amount by which current account values of its variable annuity contracts are not sufficient to meet its GMDB commitments) is $17.4 billion. However, at June 30, 2003, approximately 78% of Hartford Life's net amount at risk was covered by reinsurance, resulting in a retained net amount at risk of $3.8 billion.

In addition to the foregoing impact of the SOP, certain of the Company's fixed annuity products which are currently recorded as separate account assets and liabilities are expected to be revalued upon reclassification to the general account. The Company is currently assessing this requirement and all the other impacts of the SOP, and has not yet determined the total impact on the Company's consolidated financial condition or results of operations.

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are not impacted by DIG B36. While the Company believes there will be no material effect on its results of operations or financial condition due to the implementation of this guidance, it is currently evaluating those potential impacts. The guidance is effective for quarterly periods beginning after September 15, 2003.

DIG B36 is also applicable to corporate issued debt securities that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor. The Company is currently evaluating the impact of DIG B36 on such corporate issued debt securities. The Company does not believe the adoption of DIG B36 will have a material effect on the Company's consolidated financial condition or results or operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

SFAS No. 149 amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (DIG) process that effectively required amendments to SFAS No. 133, in connection with other FASB projects dealing with financial instruments. SFAS No. 149 also clarifies under what circumstances a contract with an initial net investment and purchases and sales of when-issued securities that do not yet exist meet the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement should be applied prospectively, except as stated below.

The provisions of this statement that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company has determined that the adoption of SFAS No. 149 will not have a material impact on the Company's financial condition or results of operations.

(G) STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford expenses all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the second quarter ending June 30, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. For the quarter and six months ended June 30, 2003, the Hartford's after-tax compensation expense related to its stock-based compensation plans, including the expense associated with the transition to SFAS

No. 123 and non-option plans, was $1 and $2, respectively. The Hartford's after-tax compensation expense for those same plans was $2 and $3 for the quarter and six months ended June 30, 2002, respectively. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the second quarter and six months ended June 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the Company's stock compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. The carrying amount of goodwill is $796 as of June 30, 2003 and December 31, 2002.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                   AS OF JUNE 30, 2003
                                 -----------------------
                                  GROSS      ACCUMULATED
                                 CARRYING       NET
AMORTIZED INTANGIBLE ASSETS       AMOUNT    AMORTIZATION
                                 --------   ------------
Present value of future profits      $511           $ 94
                                 --------   ------------
TOTAL                                $511           $ 94
                                 ========   ============


Net amortization expense for the quarter and six months ended June 30, 2003 was $9 and $14, respectively. Net amortization expense for the quarter and six months ended June 30, 2002 was $11 and $19, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
--------------------------------

2003                    $    42
2004                    $    39
2005                    $    36
2006                    $    34
2007                    $    31

4. INVESTMENTS AND DERIVATIVE INSTRUMENTS

(A)   SECURITIES LENDING

The Company has engaged in a securities lending program, to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of June 30, 2003, the fair value of the loaned securities was approximately $601 and was included in fixed maturities. The cash collateral received as of June 30, 2003 of approximately $620 was invested in short-term securities and was also included in fixed maturities, with a corresponding liability recognized for the obligation to return the collateral recorded in other liabilities. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded income from securities lending transactions, net of lending fees, that was immaterial for the second quarter and six months ended June 30, 2003, which was included in net investment income.

(B)   DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, for one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(h) of Notes to Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report.

As of June 30, 2003 and December 31, 2002, the Company carried $278 and $257, respectively, of derivative assets in other investments and $196 and $162, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative liabilities related to guaranteed minimum withdrawal benefits ("GMWB") on certain of its variable annuity contracts of $32 and $48 at June 30, 2003 and December 31, 2002, respectively, in other policyholder funds. Offsetting reinsurance arrangements recognized as derivative assets at June 30, 2003 and December 31, 2002 were $32 and $48, respectively, and were included in reinsurance recoverables.

Cash-Flow Hedges

For the second quarter and six months ended June 30, 2003 and

2002, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow hedges were immaterial, with the net impact reported as net realized capital gains and losses.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of June 30, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months were $11 and $3, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains and losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twelve months. As of June 30, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $2.8 billion and $3.1 billion, respectively. For the second quarter and six months ended June 30, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

For the second quarter and six months ended June 30, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of June 30, 2003 and December 31, 2002, the Company held $228 and $300, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as net realized capital gains and losses. As of June 30, 2003 and December 31, 2002, the Company held $5.8 billion and $4.8 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities. In addition, Hartford Life, Inc. issues certain variable annuity products that contain a Guaranteed Minimum Withdrawal Benefit ("GMWB"). The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders each contract year do not exceed an amount equal to 7% of total premium payments. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. In addition, the policyholder has the option, after a specified time period, to reset the guarantee value to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. This model involves numerous estimates and subjective judgments including those regarding expected market rates of return and volatility and policyholder behavior.

For all contracts in effect as of June 30, 2003, the Company has entered into a reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative asset and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the GMWB are recorded in net realized capital gains and losses. Beginning in July 2003, the Company has utilized substantially all of its existing reinsurance under the current arrangement and will be ceding only a very small number of new contracts. Substantially all new contracts with the GMWB will not be covered by reinsurance. These unreinsured contracts are expected to generate some volatility in net income as the underlying embedded derivative liabilities are marked to fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior.

For further discussion of the Company's other investment and risk management activities, see "Other Investments and Risk Management Activities" in Note 2(h) of Notes of Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report.

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

HLIC and ICMG have appealed the judgment on the trade secret and breach of contract claims. Bancorp has cross-appealed the pretrial dismissal of its patent infringement claim. The appeal is fully briefed but has not been argued. The Company's management, based on the advice of its legal counsel, believes that there is a substantial likelihood that the judgment will not survive at its current amount. Based on the advice of legal counsel regarding the potential outcomes of this litigation, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Should HLIC and ICMG not succeed in eliminating or reducing the judgment, a significant additional expense would be recorded in the future.

(B)   TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. No material issues have been raised to date by the IRS. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

The tax provision recorded during the second quarter of 2003 reflects a benefit of $30, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $85, from its prior estimate of $63. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $43.

6. DEBT

Effective May 29, 2003, Hartford Life signed a promissory note for $150 with its ultimate parent The Hartford. The note matures on May 26, 2006. Interest on the note is payable semi-annually on June 1 and December 1 commencing on December 1, 2003. If not earlier declared due and payable by the lender, the entire principal balance of the note together with all accrued and unpaid interest thereon shall be due and payable in full in one, lump sum, balloon payment on May 26, 2006.

During the second quarter of 2003, $200 of long-term debt was reclassified to short-term debt as it matures in June of 2004.

7. OTHER RELATED PARTY TRANSACTIONS

In connection with a comprehensive evaluation of various capital maintenance and allocation strategies by The Hartford, an intercompany asset sale transaction was completed in April 2003. The transaction resulted in certain of The Hartford's Property & Casualty subsidiaries selling ownership interests in certain high quality fixed maturity securities to Hartford Life for cash equal to the fair value of the securities as of the effective date of the sale. For the Property and Casualty subsidiaries, the transaction monetized the embedded gain in certain securities on a tax deferred basis to The Hartford because no capital gains tax will be paid until the securities are sold to unaffiliated third parties. The transfer re-deployed to Hartford Life desirable investments without incurring substantial transaction costs that would have been payable in a comparable open market transaction. The fair value of securities transferred was $1.8 billion.

During the second quarter of 2003, the Company sold certain of its furniture and equipment with an estimated book value of $8 to Hartford Fire Insurance Company. The furniture and equipment was sold at fair value and resulted in a gain of $4 before tax, which was recorded in other revenue.

8. SEPTEMBER 11 TERRORIST ATTACK

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

9. REINSURANCE RECAPTURE

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are recorded in 2003 or upon the adoption of the SOP (see Note 2(f)). Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company at June 30, 2003 by $799, which is included in the net amount at risk discussed in Note 2 (f).

10. SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance
(COLI). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other postemployment benefit obligations as well as leveraged COLI. The Company includes in an Other category, its international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

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

                       Investment   Individual    Group
JUNE 30, 2003           Products       Life      Benefits     COLI       Other      Total
--------------------   ----------   ----------   --------   --------   --------   --------
SECOND QUARTER ENDED
Total revenues         $      877   $      240   $    638   $    126   $     81   $  1,962
Net income (loss)             141           36         35          9         22        243
SIX MONTHS ENDED
Total revenues         $    1,650   $      484   $  1,305   $    253   $     56   $  3,748
Net income (loss)             239           68         69         19        (26)       369

                       Investment   Individual    Group
JUNE 30, 2002           Products       Life      Benefits     COLI       Other      Total
--------------------   ----------   ----------   --------   --------   --------   --------
SECOND QUARTER ENDED
Total revenues         $      766   $      249   $    654   $    146   $   (117)  $  1,698
Net income (loss)             118           35         30         10        (92)       101
SIX MONTHS ENDED
Total revenues         $    1,576   $      481   $  1,298   $    306   $   (127)  $  3,534
Net income (loss)             235           66         58         10        (98)       271

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of June 30, 2003, compared with December 31, 2002, and its results of operations for the second quarter and three months ended June 30, 2003 compared with the equivalent periods in 2002. This discussion should be read in conjunction with the MD&A included in the Company's 2002 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the availability and adequacy of reinsurance to protect the Company against losses; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                                   15
Consolidated Results of Operations - Operating Summary          17
Investment Products                                             18
Individual Life                                                 19
Group Benefits                                                  19
Corporate Owned Life Insurance (COLI)                           20
Investments                                                     20
Capital Markets Risk Management                                 22
Capital Resources and Liquidity                                 27
Accounting Standards                                            30

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves; valuation of investments and derivative instruments; deferred policy acquisition costs; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. There have been no significant changes to the Company's critical accounting estimates since December 31, 2002 other than deferred policy acquisition costs as discussed below.

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At June 30, 2003 and December 31, 2002, the carrying value of the Company's DAC was $5.9 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

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

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the six-month periods ended June 30, 2003 and June 30, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended June 30, 2003 and June 30, 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2003 is necessary; however, if in the future, the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGP's is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for the remainder of 2003, and if overall separate account returns decline by 10% or less for the next twelve months, and if certain other assumptions that are implicit in the computations of the EGP's are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at June 30, 2003. If the Company assumed a 9% average long-term rate of growth from June 30, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative positive adjustment to amortization would be approximately $125-$140, after tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $150-$170, after tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 975 on June 30, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of June 30, 2003, the Company believed variable annuity separate account assets could fall by at least 31% before portions of its DAC asset would be unrecoverable.

CONSOLIDATED RESULTS OF OPERATIONS - OPERATING SUMMARY

OPERATING SUMMARY                                      SECOND QUARTER ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    ---------------------------    ---------------------------
                                                     2003      2002     CHANGE      2003      2002     CHANGE
                                                    -------   -------   -------    -------   -------   -------
Earned premiums                                     $   706   $   664         6%   $ 1,389   $ 1,373         1%
Fee income                                              656       672        (2%)    1,273     1,334        (5%)
Net investment income                                   513       450        14%     1,020       898        14%
Other revenues                                           37        32        16%        64        64        --
Net realized capital gains (losses)                      50      (120)      142%         2      (135)      102%
                                                    -------   -------   -------    -------   -------   -------
   TOTAL REVENUES                                     1,962     1,698        16%     3,748     3,534         6%
Benefits, claims and claim adjustment expenses        1,086     1,028         6%     2,169     2,085         4%
Amortization of deferred policy acquisition costs
 and present value of future profits                    175       171         2%       338       323         5%
Insurance operating costs and expenses                  395       358        10%       746       715         4%
Other expenses                                           32        32        --         65        80       (19%)
                                                    -------   -------   -------    -------   -------   -------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                1,688     1,589         6%     3,318     3,203         4%
                                                    -------   -------   -------    -------   -------   -------
   INCOME BEFORE INCOME TAXES                           274       109       151%       430       331        30%
Income tax expense                                       31         8       288%        61        60         2%
                                                    -------   -------   -------    -------   -------   -------
   NET INCOME                                       $   243   $   101       141%   $   369   $   271        36%
                                                    =======   =======   =======    =======   =======   =======

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company also includes in an Other category its international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations.

Revenues increased for the second quarter and six months ended June 30, 2003 primarily as a result of realized capital gains reported in the Other category compared to realized capital losses in the prior year comparable periods and higher net investment income and earned premiums in the Investment Products segment. Partially offsetting the revenue increases was lower fee income in the Investment Products and COLI segments as well as lower net investment income in the COLI segment. Fee income in the Investment Products segment was lower for the second quarter and six months ended June 30, 2003 as a result of lower average account values, specifically in individual annuities and mutual fund businesses, due primarily to the lower equity market values compared to the prior year periods. The decrease in COLI revenues for the second quarter and six months ended June 30, 2003 was primarily as a result of lower net investment income due to lower average leveraged COLI account values as compared to a year ago. In addition, COLI had lower fee income resulting from lower equity market levels and lower sales in the second quarter of 2003 and for the six months ended June 30, 2003, as compared to the prior year comparable periods.

Benefits, claims and expenses increased for the second quarter and six months ended June 30, 2003 primarily due to increases in Investment Products interest credited associated with the growth in the segment and death benefit costs. Partially offsetting this increase was a decrease in the Group Benefits segment's loss costs compared to the prior year and a decrease in COLI expenses consistent with lower COLI revenues. Additionally, the COLI expenses for the six months ended June 30, 2003 decreased due to a charge incurred in first quarter of 2002, associated with the Bancorp Services, LLC ("Bancorp") litigation. (For further discussion of the Bancorp litigation, see Note 5 of Notes to Condensed Consolidated Financial Statements.)

Net income increased for the second quarter and six months ended June 30, 2003 as a result of the increase in revenues and net realized capital gains described above compared to a year ago. Group Benefits net income increased driven principally by decreased benefits and claims expenses. COLI net income increased $9 for the six months ended June 30, 2003 as compared to the prior year period, primarily due to the charge for the Bancorp litigation in 2002 discussed above. Additionally, net income for the six month period ended June 30, 2002 was positively impacted by an $8 after-tax benefit related to favorable development on the Company's estimated September 11 exposure, which was recognized in the first quarter of 2002.

The tax provision recorded during the second quarter of 2003 reflects a benefit of $30, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $85, from its prior estimate of $63. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $43.

INVESTMENT PRODUCTS

OPERATING SUMMARY                                           SECOND QUARTER ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                       ------------------------------    ------------------------------
                                                         2003       2002      CHANGE       2003       2002      CHANGE
                                                       --------   --------   --------    --------   --------   --------
Fee income and other                                   $    411   $    436         (6%)  $    784   $    868        (10%)
Earned premiums                                             143         78         83%        234        210         11%
Net investment income                                       323        252         28%        632        498         27%
                                                       --------   --------   --------    --------   --------   --------
   TOTAL REVENUES                                           877        766         14%      1,650      1,576          5%
Benefits, claims and claim adjustment expenses              451        327         38%        845        700         21%
Insurance operating costs and other expenses                161        164         (2%)       305        332         (8%)
Amortization of deferred policy acquisition costs           121        120          1%        230        234         (2%)
                                                       --------   --------   --------    --------   --------   --------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      733        611         20%      1,380      1,266          9%
                                                       --------   --------   --------    --------   --------   --------
   INCOME BEFORE INCOME TAXES                               144        155         (7%)       270        310        (13%)
Income tax expense                                            3         37        (92%)        31         75        (59%)
                                                       --------   --------   --------    --------   --------   --------
   NET INCOME                                          $    141   $    118         19%   $    239   $    235          2%
                                                       ========   ========   ========    ========   ========   ========
Individual variable annuity account values                                               $ 73,748   $ 67,712          9%
Other individual annuity account values                                                    10,587     10,413          2%
Other investment products account values                                                   22,755     19,511         17%
                                                                                         --------   --------   --------
   TOTAL ACCOUNT VALUES [1]                                                               107,090     97,636         10%
Mutual fund assets under management                                                        17,862     16,216         10%
                                                                                         --------   --------   --------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                     $124,952   $113,852         10%
                                                                                         ========   ========   ========

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Revenues in the Investment Products segment increased for the second quarter and six months ended June 30, 2003 primarily due to higher net investment income and higher earned premiums. Net investment income increased due to higher general account assets in the individual annuity business. General account individual annuity assets were $9.9 billion as of June 30, 2003, an increase of $3.9 billion, or 65%, from June 30, 2002, due to policyholder transfer activity and increased sales of individual annuities. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related assets under management increased $1.8 billion, or 19%, since June 30, 2002, to $11.2 billion as of June 30, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. The increase in earned premiums is due to higher sales of certain products in the institutional investment products business. Partially offsetting the revenue increases was lower fee income for the second quarter and six months ended June 30, 2003 as a result of lower average assets, specifically in individual annuities and mutual fund assets, due primarily to lower equity market levels.

Total benefits, claims and expenses increased for the second quarter and six months ended June 30, 2003, primarily driven by increased interest credited as a result of growth in the segment's general account assets discussed above, and death benefit costs.

Net income increased for the second quarter and six months ended June 30, 2003, primarily as a result of the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance which had been the basis for the estimate. In addition to the foregoing change in estimate, based on the financial information received by the Company in preparing its 2002 federal income tax returns, as well as its current best judgment, the Company has revised its estimate of the 2003 fiscal year DRD benefit to $80, from its prior estimate of $58. As a result of this revised estimate, in the second quarter the Company revised its first quarter DRD benefit upwards by $5, bringing the total DRD benefit related to the 2003 tax year for the six months ended June 30, 2003 to $40. In addition, for the six months ended June 30, 2003, net income was negatively affected by the lower average assets under management discussed above.

Future net income for the Investment Products segment may be affected by the effectiveness of the risk management strategies the Company plans to implement to mitigate the market risk associated with the guaranteed minimum withdrawal benefit ("GMWB") rider currently being sold with the majority of new variable annuity contracts. The GMWB rider is considered an embedded derivative for accounting purposes. Beginning in July 2003, substantially all new contracts with the GMWB will not be covered by reinsurance. These unreinsured contracts are expected to generate some volatility in net income as the underlying embedded derivative liabilities are marked to fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. Hartford Life is evaluating alternative risk mitigation strategies to limit future net income volatility that may be associated with new sales of variable annuities with the GMWB rider. The Company will carefully balance the value of product benefits to our policyholders with the Company's profit objectives and risk tolerance.

INDIVIDUAL LIFE

OPERATING SUMMARY                                          SECOND QUARTER ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                    -----------------------------------     -----------------------------------
                                                      2003         2002        CHANGE         2003         2002        CHANGE
                                                    ---------    ---------    ---------     ---------    ---------    ---------
Fee income and other                                $     184    $     180            2%    $     366    $     350            5%
Earned premiums                                            (6)          (1)        (500%)         (10)          (2)        (400%)
Net investment income                                      62           70          (11%)         128          133           (4%)
                                                    ---------    ---------    ---------     ---------    ---------    ---------
   TOTAL REVENUES                                         240          249           (4%)         484          481            1%
Benefits, claims and claim adjustment expenses            108          112           (4%)         220          226           (3%)
Insurance operating costs and other expenses               39           40           (3%)          78           79           (1%)
Amortization of deferred policy acquisition costs          43           46           (7%)          89           79           13%
                                                    ---------    ---------    ---------     ---------    ---------    ---------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                    190          198           (4%)         387          384            1%
                                                    ---------    ---------    ---------     ---------    ---------    ---------
   INCOME BEFORE INCOME TAXES                              50           51           (2%)          97           97           --
Income tax expense                                         14           16          (13%)          29           31           (6%)
                                                    ---------    ---------    ---------     ---------    ---------    ---------
   NET INCOME                                       $      36    $      35            3%    $      68    $      66            3%
                                                    =========    =========    =========     =========    =========    =========
Variable life account values                                                                $   4,141    $   3,760           10%
Total account values                                                                        $   8,066    $   7,635            6%
                                                                                            ---------    ---------    ---------
Variable life insurance in force                                                            $  66,518    $  64,930            2%
Total life insurance in force                                                               $ 127,520    $ 123,896            3%
                                                                                            =========    =========    =========

Revenues in the Individual Life segment decreased for the second quarter ended June 30, 2003, primarily driven by decreases in net investment income and lower earned premiums. For the six months ended June 30, 2003, revenues increased slightly due primarily to higher cost of insurance charges resulting from the growth in the total life insurance in force, partially offset by decreases in net investment income and lower earned premiums. The decrease in investment income was due primarily to lower investment yields. The lower earned premiums were driven by higher ceded premiums and declining assumed premiums on the Fortis block of business.

Total benefits, claims and expenses decreased for the second quarter principally due to lower benefit costs resulting from favorable mortality experience when compared to the prior year results. For the six months ended June 30, 2003, total benefits, claims and expenses increased due primarily to higher amortization of deferred policy acquisition costs resulting from higher gross profits in the variable life business primarily due to improved mortality.

Net income increased for the second quarter and six months ended June 30, 2003 primarily due to the favorable impact of a $2 DRD benefit as discussed in the Investment Products segment. In addition, growth in the in force business and favorable comparable mortality experience were largely offset by lower net investment income for the second quarter and six months ended June 30, 2003 and higher amortization of deferred policy acquisition costs for the six months ended June 30, 2003 when compared to the prior year comparable periods.

GROUP BENEFITS

OPERATING SUMMARY                                     SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                    ------------------------     ------------------------
                                                     2003     2002    CHANGE      2003     2002    CHANGE
                                                    ------   ------   ------     ------   ------   ------
Earned premiums and other                           $  573   $  590       (3%)   $1,175   $1,172       --
Net investment income                                   65       64        2%       130      126        3%
                                                    ------   ------   ------     ------   ------   ------
   TOTAL REVENUES                                      638      654       (2%)    1,305    1,298        1%
Benefits, claims and claim adjustment expenses         451      486       (7%)      940      960       (2%)
Amortization of deferred policy acquisition costs        5        3       67%         9        7       29%
Insurance operating costs and other expenses           138      127        9%       269      258        4%
                                                    ------   ------   ------     ------   ------   ------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                 594      616       (4%)    1,218    1,225       (1%)
                                                    ------   ------   ------     ------   ------   ------
   INCOME BEFORE INCOME TAXES                           44       38       16%        87       73       19%
Income tax expense                                       9        8       13%        18       15       20%
                                                    ------   ------   ------     ------   ------   ------
   NET INCOME                                       $   35   $   30       17%    $   69   $   58       19%
                                                    ======   ======   ======     ======   ======   ======

Revenues, excluding buyout premiums, in the Group Benefits segment decreased for the second quarter and six months ended June 30, 2003 primarily due to a decrease in earned premiums. The premium buyouts were $1 and $29 for the second quarter and six months ended June 30, 2003, respectively, compared to the prior year periods that had no premium buyouts. Premiums, excluding buyouts, for the second quarter and six months ended June 30, 2003 were lower as a result of the Group Benefits division's continued pricing and risk management discipline in light of a challenging competitive and economic environment.

Total benefits, claims and expenses decreased for the second quarter and six months ended June 30, 2003 due primarily to the favorable loss costs as compared to the equivalent prior year periods. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations, excluding buyouts) was 78.7% and 79.5% for the second quarter and six months ended June 30, 2003, respectively, as compared to 82.4% and 81.9% for the comparable prior year periods.

Net income increased for the second quarter and six months ended June 30, 2003 principally due to the favorable loss ratios noted above. However, future net income growth will be dependent upon the Group Benefits segment's ability to increase earned premiums and continue to control benefit costs within pricing assumptions. Although the second quarter and six months ended June 30, 2003 have been favorably impacted with lower benefit ratios, these ratios may not be indicative of benefit and claim costs in subsequent periods.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY                                   SECOND QUARTER ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                 ---------------------------     ---------------------------
                                                  2003      2002     CHANGE       2003      2002     CHANGE
                                                 -------   -------   -------     -------   -------   -------
Fee income and other                             $    69   $    75        (8%)   $   137   $   159       (14%)
Net investment income                                 57        71       (20%)       116       147       (21%)
                                                 -------   -------   -------     -------   -------   -------
   TOTAL REVENUES                                    126       146       (14%)       253       306       (17%)
Benefits, claims and claim adjustment expenses        76       102       (25%)       164       217       (24%)
Insurance operating costs and expenses                11        15       (27%)        21        55       (62%)
Dividends to policyholders                            25        15        67%         39        20        95%
                                                 -------   -------   -------     -------   -------   -------
   TOTAL BENEFITS, CLAIMS AND EXPENSES               112       132       (15%)       224       292       (23%)
                                                 -------   -------   -------     -------   -------   -------
   INCOME BEFORE INCOME TAXES                         14        14      --            29        14       107%
Income tax expense                                     5         4        25%         10         4       150%
                                                 -------   -------   -------     -------   -------   -------
   NET INCOME                                    $     9   $    10       (10%)   $    19   $    10        90%
                                                 =======   =======   =======     =======   =======   =======

Variable COLI account values                                                     $20,326   $19,076         7%
Leveraged COLI account values                                                      3,137     4,119       (24%)
                                                                                 -------   -------   -------
  TOTAL ACCOUNT VALUES                                                           $23,463   $23,195         1%
                                                                                 =======   =======   =======

COLI revenues decreased for the second quarter and six months ended June 30, 2003 due to lower net investment and fee income. Net investment income decreased, primarily related to the decline in leveraged COLI account values as a result of surrender activity. Fee income was reduced as the result of lower equity market levels and lower sales for the second quarter and six months ended June 30, 2003 as compared to the equivalent prior year periods.

Total benefits, claims and expenses decreased for the second quarter and six months ended June 30, 2003 as a result of the decline in the leveraged COLI block noted above. Insurance operating costs and expenses for the six months ended June 30, 2003 also decreased due to the $11 after-tax expense related to the Bancorp litigation accrued in the first quarter of 2002. Dividends to policyholders increased due to an increase in mortality dividends on the leveraged COLI block.

Net income decreased for the second quarter 2003 as compared to the prior year due to the decreased revenues and benefits, claims and expenses discussed above. Net income increased for the six months ended June 30, 2003 as compared to prior year, principally as a result of the Bancorp litigation expense recorded in the first quarter of 2002.

INVESTMENTS

Hartford Life's general account and guaranteed separate account investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion on Hartford Life's approach to managing risks, see the Capital Markets Risk Management section.)

Please refer to the Investments section of the MD&A in Hartford Life's 2002 Form 10-K Annual Report for a description of the Company's investment objectives and policies.

Return on general account invested assets is an important element of Hartford Life's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 89% and 87% of the fair value of its general account invested assets as of June 30, 2003 and December 31,

2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment.

The following table identifies invested assets by type held in the Company's general account as of June 30, 2003 and December 31, 2002.

                         COMPOSITION OF INVESTED ASSETS

                                               JUNE 30, 2003    DECEMBER 31, 2002
                                             -----------------  -----------------
                                             AMOUNT    PERCENT  AMOUNT    PERCENT
                                             -------   -------  -------   -------
Fixed maturities, at fair value              $34,060      88.8% $29,377      86.7%
Equity securities, at fair value                 452       1.2%     458       1.3%
Policy loans, at outstanding balance           2,889       7.5%   2,934       8.7%
Limited partnerships, at fair value              243       0.6%     519       1.5%
Other investments                                694       1.9%     603       1.8%
                                              ------     -----   ------     -----
  TOTAL INVESTMENTS                          $38,338     100.0% $33,891     100.0%
                                              ======     =====   ======     =====

Fixed maturity investments increased 16% since December 31, 2002, primarily the result of investment and universal life contract sales and operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations have totaled $298 since December 31, 2002. As of June 30, 2003, Hartford Life owned approximately $89 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                                          SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                                                                JUNE 30,                            JUNE 30,
                                                                      --------------------------          -------------------------
(Before-tax)                                                               2003           2002                 2003          2002
------------                                                               ----           ----                 ----          ----
Net investment income - excluding policy loan income                  $       459    $       382          $      908     $      763
Policy loan income                                                             54             68                 112            135
                                                                      -----------    -----------          ----------     ----------
Net investment income - total                                         $       513    $       450          $    1,020     $      898
Yield on average invested assets [1]                                          5.9%           6.2%                6.0%           6.2%
                                                                      -----------    -----------          ----------     ----------
Gross gains on sale                                                   $        91    $        37          $      148     $       74
Gross losses on sale                                                          (17)           (10)                (64)           (47)
Impairments                                                                   (17)          (144)                (84)          (159)
Other, net [2]                                                                 (7)            (3)                  2             (3)
                                                                      -----------    -----------          ----------     ----------
Net realized capital gains (losses)                                   $        50    $      (120)         $        2     $     (135)
                                                                      ===========    ===========          ==========     ==========

[1] Represents annualized net investment income (excluding net realized capital losses) divided by average invested assets at cost (fixed maturities at amortized cost).

[2] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.

For the second quarter and six months ended June 30, 2003, net investment income, excluding policy loan income, increased $77, or 20%, and $145, or 19%, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base, the result of increased cash flow, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for the second quarter and six months ended June 30, 2003 improved by $170 and $137, respectively, compared to the respective prior year periods, primarily as a result of a decrease in other than temporary impairments on fixed maturities. For the second quarter ended June 30, 2003, fixed maturity impairment losses of $17 primarily consisted of interest only securities of $12 and commercial mortgage-backed securities of $4. The interest only security impairments were due to the flattening of the forward yield curve. For the six months ended June 30, 2003, fixed maturity impairment losses were $63 and consisted of asset-backed securities of $26, corporate securities of $21 and interest only and commercial mortgage-backed securities, as discussed above, of $16. The asset-backed securities impaired primarily consisted of $12 backed by credit card receivables and $10 of corporate debt. The corporate securities were concentrated in the following sectors: $7 in consumer non-cyclical, $7 in transportation, $4 in financial services and $3 in technology and communications. Also included in net realized capital gains and losses for the second quarter and six months ended June 30, 2003 were write-downs for other than temporary impairments on seeded equity and mutual fund investments of $0 and $21, respectively.

For the second quarter and six months ended June 30, 2002, the fixed maturity impairment losses of $144 and $159, respectively, consisted of corporate securities of $110 and $122 and asset-backed securities of $34 and $37. For the second quarter and six months ended June 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and included a $74 before-tax loss related to securities issued by WorldCom. For the second quarter and six months ended June 30, 2002, impairments of asset-backed securities were concentrated in securities backed by aircraft lease receivables of $19, mutual fund fee receivables of $7, and corporate debt obligations of $6 and $9, respectively.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Hartford Life, including the Company's guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

Please refer to the Capital Markets Risk Management section of the MD&A in Hartford Life's 2002 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies.

CREDIT RISK

The Company invests primarily in securities, that are rated investment grade, and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis. Hartford Life is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity.

The following table identifies fixed maturity securities by type, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002.

                                                      FIXED MATURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------------------------
                                                    JUNE 30, 2003                                   DECEMBER 31, 2002
                                   -----------------------------------------------   ----------------------------------------------
                                    AMORTIZED   UNREALIZED  UNREALIZED     FAIR       AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                      COST        GAINS       LOSSES       VALUE        COST        GAINS      LOSSES       VALUE
                                      ----        -----       ------       -----        ----        -----      ------       -----
Asset-backed securities ("ABS")    $   5,518   $     125    $   (172)   $    5,471   $   5,403   $      111  $    (154)  $    5,360
Commercial mortgage-backed
  securities ("CMBS")                  6,928         636         (11)        7,553       5,529          467         (8)       5,988
Collateralized mortgage
  obligation ("CMO")                   1,036          22          (1)        1,057         866           39         (2)         903
Corporate
   Basic industry                      2,672         247          (6)        2,913       2,155          144         (9)       2,290
   Capital goods                       1,136         118          (3)        1,251       1,097           75         (7)       1,165
   Consumer cyclical                   1,762         155          (7)        1,910       1,477           92         (4)       1,565
   Consumer non cyclical               2,749         258          (7)        3,000       2,584          186        (18)       2,752
   Energy                              1,470         177          (3)        1,644       1,477          112         (8)       1,581
   Financial services                  5,405         527         (49)        5,883       5,210          333        (91)       5,452
   Technology and communications       3,381         463          (8)        3,836       3,083          263        (71)       3,275
   Transportation                        607          59          (5)          661         601           49        (12)         638
   Utilities                           1,935         205         (13)        2,127       1,833          118        (43)       1,908
   Other                                 529          35          (1)          563         429           20         --          449
Government/Government agencies
  - Foreign                              846         109          (3)          952         774           77         (5)         846
Government/Government agencies
  - United States                        675          54          (1)          728         645           48         --          693
Mortgage-backed securities
  ("MBS") - agency                     1,652          35          (1)        1,686       2,233           63         --        2,296
Municipal - tax-exempt                 1,858         193          --         2,051       1,854          146         --        2,000

Municipal - taxable                      225          20          (1)          244          99           16         (1)         114
Redeemable preferred stock                32           2          --            34          31            3         --           34
Short-term                             2,033           2          --         2,035       1,153           --         --        1,153
                                   ---------   ---------    --------    ----------   ---------   ----------  ---------   ----------
TOTAL FIXED MATURITIES             $  42,449   $   3,442    $   (292)   $   45,599   $  38,533   $    2,362  $    (433)  $   40,462
                                   =========   =========    ========    ==========   =========   ==========  =========   ==========
Total general account fixed
  maturities                       $  31,684   $   2,589    $   (213)   $   34,060   $  27,982   $    1,704  $    (309)  $   29,377
Total guaranteed separate
  account fixed maturities         $  10,765   $     853    $    (79)   $   11,539   $  10,551   $      658  $    (124)  $   11,085
                                   ---------   ---------    --------    ----------   ---------   ----------  ---------   ----------

The Company's fixed maturity gross unrealized losses have declined by $141 from December 31, 2002 to June 30, 2003 primarily as a result of the credit markets experiencing a strong sustained rally, as issuers have taken concerted action to improve their credit quality. An important element of credit remediation includes a renewed emphasis on improving liquidity and reducing leverage. Many companies have been able to improve their liquidity and leverage positions through equity issuances and asset sales. These improving fundamental factors have led to a sharp tightening of spreads over treasuries for most issuers. The market value appreciation driven by tightening spreads has been further enhanced by the general decline in interest rates.

As of June 30, 2003, the Company's fixed maturity portfolio had gross unrealized losses of $292, of which 76% were concentrated in asset-backed securities and corporate securities within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

ABS - As of June 30, 2003, ABS supported by aircraft lease receivables, corporate debt obligations ("CDO"), credit card and manufactured housing receivables were in a gross unrealized loss position of $81, $33, $33 and $12, respectively.

The securities supported by aircraft, aircraft lease payments and enhanced equipment trust certificates ("aircraft ABS") have continued to decline in value due to a reduction in lease payments and aircraft values driven by a decline in airline travel, which resulted in bankruptcies and other financial difficulties of airline carriers. As a result of these factors, significant risk premiums have been required by the market for securities in this sector, resulting in reduced liquidity and lower broker quoted prices. The level of recovery will depend on economic fundamentals and airline operating performance. Aircraft ABS will be further stressed if passenger air traffic declines or airlines liquidate rather than emerge from bankruptcy protection. Approximately 66% of the Company's investments supported by aircraft ABS payments at June 30, 2003 were investment grade.

Adverse CDO experience can be attributed to higher than expected default rates on the collateral, particularly in the technology and utilities sectors and lower than expected recovery rates. Improved economic and operating fundamentals of the underlying security issuers should lead to improved pricing levels. Approximately 82% of the CDOs owned by the Company at June 30, 2003 were investment grade.

The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the first half of this year, the Company believes that this sub-sector will continue to be under stress and expects holdings to be very sensitive to changes in collateral performance. Approximately 98% of the Company's investments supported by credit card receivables at June 30, 2003 were investment grade.

The manufactured housing ("MH") sub-sector, over the past few months, has continued to deteriorate as the liquidation of repossessed units has been accelerated. This has caused a rapid increase in loss rates, which has eroded credit protection and triggered numerous rating agency downgrades. The driving force behind the increase in loss rates is primarily the relaxed underwriting standards produced from intense competition among MH lenders beginning in the mid-1990s. The Company expects elevated loss rates to remain at least over the short term. In the long term, a less volatile and more sustainable loss rate will depend, in large part, on general economic conditions and successful servicing on existing loans. Approximately 95% of the Company's investments supported by MH receivables at June 30, 2003 were investment grade.

Financial Services - The financial services securities in an unrealized loss position are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Future changes in fair value of these securities are primarily dependent on forward interest rates. A substantial percentage of these securities are hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The following table identifies fixed maturities by credit quality, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                                                  FIXED MATURITIES BY CREDIT QUALITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30, 2003                          DECEMBER 31, 2002
                                                     -------------------------------------    -------------------------------------
                                                                                PERCENT OF                               PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR     AMORTIZED                 TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE          COST      FAIR VALUE      VALUE
                                                         ----      ----------      -----          ----      ----------      -----
United States Government/Government agencies         $     3,271  $     3,376       7.4%      $     3,596  $     3,737       9.2%
AAA                                                        7,393        7,968      17.5%            6,519        6,960      17.2%
AA                                                         4,032        4,341       9.5%            4,161        4,396      10.9%
A                                                         12,558       13,693      30.0%           11,745       12,467      30.8%
BBB                                                       10,912       11,841      26.0%            9,211        9,665      23.9%
BB & below                                                 2,250        2,345       5.1%            2,148        2,084       5.2%
Short-term                                                 2,033        2,035       4.5%            1,153        1,153       2.8%
                                                     -----------  -----------     -----       -----------  -----------     -----
  TOTAL FIXED MATURITIES                             $    42,449  $    45,599     100.0%      $    38,533  $    40,462     100.0%
                                                     ===========  ===========     =====       ===========  ===========     =====
Total general account fixed maturities               $    31,684  $    34,060      74.7%      $    27,982  $    29,377      72.6%
Total guaranteed separate account fixed maturities   $    10,765  $    11,539      25.3%      $    10,551  $    11,085      27.4%
                                                     -----------  -----------     -----       -----------  -----------     -----

As of June 30, 2003 and December 31, 2002, over 94% of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above). As of June 30, 2003, below investment grade ("BIG") holdings were diversified by sector and issuer with the greatest concentration of securities, based upon fair value, in the following sectors: 17% in technology and communications, 16% in utilities, 14% in consumer non-cyclical, 11% in consumer cyclical, 9% in basic industry and 9% in foreign government. As of June 30, 2003, the Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities. As of December 31, 2002, BIG holdings were concentrated, based upon fair value, in the following sectors: 20% in the technology and communications, 17% in utilities, 11% in consumer cyclical, 11% in basic industry, 9% in consumer non-cyclical, and 9% in foreign government. As of December 31, 2002, the Company held no issuer of a BIG security with a fair value in excess of 2% of the total fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002, by length of time the security was in an unrealized loss position.

                                               UNREALIZED LOSS AGING OF TOTAL SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                            JUNE 30, 2003                               DECEMBER 31, 2002
                                                ------------------------------------       -----------------------------------------
                                                 AMORTIZED      FAIR      UNREALIZED       AMORTIZED           FAIR       UNREALIZED
                                                    COST        VALUE        LOSS           COST               VALUE         LOSS
                                                    ----        -----        ----           ----               -----         ----
Three months or less                            $    2,465   $     2,426     $ (39)        $    1,532      $     1,459       $ (73)
Greater than three months to six months                418           399       (19)             1,294            1,239         (55)
Greater than six months to nine months                 538           501       (37)               568              508         (60)
Greater than nine months to twelve months              370           348       (22)             1,334            1,264         (70)
Greater than twelve months                           1,977         1,791      (186)             2,135            1,927        (208)
                                                ----------   -----------     -----         ----------      -----------       -----
TOTAL                                           $    5,768   $     5,465     $(303)        $    6,863      $     6,397       $(466)
                                                ==========   ===========     =====         ==========      ===========       =====

The total securities that were in an unrealized loss position for longer than six months as of June 30, 2003 primarily consisted of asset-backed securities and corporate debt. Asset-backed securities backed by aircraft lease receivables, credit card receivables and corporate debt comprised 32%, 13% and 11%, respectively, of the greater than six months unrealized loss amount. The significant corporate security industry sectors of financial services and utilities comprised 19% and 5%, respectively, of the greater than six months unrealized loss amount. As of June 30, 2003, the Company held no securities of a single issuer that were at an unrealized loss in excess of 6% of total unrealized losses. The total unrealized loss position of $303 consisted of $224 in general account losses and $79 in guaranteed separate account losses.

As of June 30, 2003, fixed maturities represented $292, or 96%, of the Company's total unrealized loss. There were no fixed maturities as of June 30, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other than temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of June 30, 2003 and December 31, 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. For a detailed discussion of the other than temporary impairment criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2(g) of Notes to Consolidated Financial Statements, both of which are included in Hartford Life's 2002 Form 10-K Annual Report.

Fair values for asset-backed and commercial mortgage-backed securities are obtained primarily from broker quotations. The Company believes that the recent price appreciation realized in many corporate sectors has not yet been reflected in many of the broker quotations received for ABS backed by corporate debt and that the delay in price appreciation is likely due to the current lack of liquidity in this sector and the significant risk premium currently attached to these issues. As of June 30, 2003, no asset-backed securities had an unrealized loss in excess of $20.

The total securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate and asset-backed debt. The significant corporate security industry sectors of financial services, utilities, technology and communications and transportation comprised 20%, 13%, 13%, and 3%, respectively, of the greater than six months unrealized loss amount. Asset-backed securities backed by credit card receivables, corporate debt and aircraft lease receivables comprised 13%, 11% and 4%, respectively, of the greater than six month unrealized loss amount. At December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss in excess of 4% of total unrealized losses. The total unrealized loss position of $466 consisted of $344 in general account losses and $122 in guaranteed separate account losses.

As part of the Company's ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other than temporary impairments as of June 30, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above, were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2(g) of Notes to Consolidated Financial Statements, both of which are included in Hartford Life's 2002 Form 10-K Annual Report.

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

The following table presents the Company's unrealized loss aging for BIG and equity securities, including guaranteed separate accounts, as of June 30, 2003 and December 31, 2002.

                                         UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                          JUNE 30, 2003                                DECEMBER 31, 2002
                                             --------------------------------------       -----------------------------------------
                                               AMORTIZED       FAIR      UNREALIZED         AMORTIZED        FAIR        UNREALIZED
                                                  COST        VALUE         LOSS               COST          VALUE          LOSS
Three months or less                         $      195     $      185      $(10)         $      162     $      130         $ (32)
Greater than three months to six months              60             53        (7)                208            185           (23)
Greater than six months to nine months               83             67       (16)                175            145           (30)
Greater than nine months to twelve months            12              5        (7)                330            293           (37)
Greater than twelve months                          372            306       (66)                501            431           (70)
                                             ----------     ----------      ----          ----------     ----------         -----
TOTAL                                        $      722     $      616      (106)         $    1,376     $    1,184         $(192)
                                             ==========     ==========      ====          ==========     ==========         =====

The BIG and equity securities that were in an unrealized loss position for longer than six months as of June 30, 2003 primarily consisted of asset-backed securities backed by aircraft lease and credit card receivables and corporate debt. The asset-backed securities along with corporate securities in the utilities sector and diversified equity securities including mutual funds comprised 68%, 10% and 7%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at June 30, 2003. The total unrealized loss position of BIG and equity securities of $106 consisted of $94 in general account losses and $12 in guaranteed separate account losses.

The BIG and equity securities that were in an unrealized loss position for longer than six months as of December 31, 2002 primarily consisted of corporate securities in the technology and communications and utilities sectors as well as asset-backed securities backed by corporate debt, equipment loans and credit card receivables. The corporate securities in the technology and communications and utilities sectors along with diversified equity mutual funds and asset-backed securities comprised 26%, 22%, 18%, and 15%, respectively, of the BIG and equity securities that were in an unrealized loss position for greater than six months at December 31, 2002. The total unrealized loss position of BIG and equity securities of $192 consisted of $157 in general account losses and $35 in guaranteed separate account losses.

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. A prolonged and precipitous decline in the equity markets, as has been experienced in recent periods, can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. The lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity-linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2003 is $17.4 billion. Due to the fact that 78% of this amount is reinsured, the Company's net exposure is $3.8 billion. This amount is often referred to as the retained net amount at risk. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated investment performance scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $121 to $387. The median of the stochastically generated scenarios was $183.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of its guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 million and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are recorded in 2003 or upon the adoption of SOP 03-1 (see discussion below). Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the risks associated with the GMDB related to this block of business. The recapture increased the net amount at risk retained by the Company at June 30, 2003 by $799.

In the first quarter of 2004, the Company will adopt the provisions of Statement of Position 03-1 (SOP), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP and current market conditions, the unrecorded GMDB liabilities, net of reinsurance, are estimated to be between $75 and $85 at June 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves is expected to result in a reduction of net income of between $35 and $45. The ultimate actual impact on the Company's financial statements may differ significantly from management's current estimates.

In addition, Hartford Life issues certain variable annuity products that contain a guaranteed minimum withdrawal benefit ("GMWB"). The GMWB gives the policyholder the right to make periodic surrenders that total an amount equal to the policyholders' premium payments. This guarantee will remain in effect if periodic surrenders each contract year do not exceed an amount equal to 7% of total premium payments. If the policyholder chooses to surrender an amount equal to more than 7% in a contract year, then the guarantee may be reduced to an amount less than premium payments. In addition, the policyholder has the option, after a specified time period, to reset the guarantee value to the then-current account value, if greater. The GMWB obligations are derivatives which are required to be carried at fair value on the financial statements. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected benefits and related contract charges over the lives of the contracts. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. This model involves numerous estimates and subjective judgments including those regarding expected market rates of return and volatility and policyholder behavior. Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect as of June 30, 2003, the Company has entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Beginning in July 2003, the Company has utilized substantially all of its existing reinsurance under the current arrangement and will be ceding only a small number of new contracts. Substantially all new contracts with the GMWB will not be covered by reinsurance. In the absence of reinsurance coverage, the Company is exposed to several risks including the risk that fees collected on the GMWB rider may be inadequate to cover the cost of the rider and provide acceptable profit margins. In addition, these unreinsured contracts are expected to generate some volatility in net income as the underlying embedded derivative liabilities are marked to fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to address these risks, the Company is evaluating alternative risk mitigation strategies such as product design changes and hedging its equity market risk using capital market instruments.

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

$2.0 billion and $1.3 billion as of June 30, 2003 and December 31, 2002, respectively.

The capital structure of Hartford Life as of June 30, 2003 and December 31, 2002 consisted of debt and equity, summarized as follows:

                                                                                        JUNE 30, 2003       DECEMBER 31, 2002
                                                                                        -------------       -----------------
  Short-term debt                                                                        $     200              $       -
  Long-term debt                                                                             1,075                  1,125
  Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures (TruPS)                       450                    450
                                                                                         ---------              ---------
    TOTAL DEBT                                                                           $   1,725              $   1,575
                                                                                         ---------              ---------
  Equity excluding net unrealized gains (losses) on securities, net of tax               $   5,276              $   4,941
  Net unrealized capital gains (losses) on securities, net of tax                            1,221                    747
                                                                                         ---------              ---------
    TOTAL STOCKHOLDER'S EQUITY                                                           $   6,497              $   5,688
                                                                                         ---------              ---------
    TOTAL CAPITALIZATION (1)                                                             $   7,001              $   6,516
                                                                                         ---------              ---------
  Debt to equity (1) (2)                                                                        33%                    32%
  Debt to capitalization (1) (2)                                                                25%                    24%
                                                                                         ---------              ---------

(1)      Excludes unrealized gain on securities and other, net of tax.

(2) Excluding TruPS, the debt to equity ratios were 24% and 23% as of June 30, 2003 and December 31, 2002, respectively, and the debt to capitalization ratio was 18% and 17% as of June 30, 2003 and December 31, 2002, respectively.

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $485, or 7%, as of June 30, 2003, as compared to December 31, 2002. This increase was primarily the result of earnings and additional related party debt borrowings, partially offset by dividends declared.

DIVIDENDS

The Company declared $35 in dividends for the six months ended June 30, 2003 to Hartford Holdings, Inc. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

The Company's direct regulated life insurance subsidiary, Hartford Life and Accident Insurance Company declared dividends of $92 for the six months ended June 30, 2003.

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

Upon completion of The Hartford's asbestos reserve study and capital-raising activities, certain of the major independent ratings organizations revised The Hartford's and the Company's financial ratings as follows:

On May 23, 2003, Fitch affirmed all ratings on the Hartford Financial Services Group, Inc. including the fixed income ratings and the insurer financial strength rating of the Hartford Fire Intercompany Pool. Further, these ratings have been removed from Rating Watch Negative and now have a Stable Rating Outlook.

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating on The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of the capital-raising activities. The outlook is stable.

On May 14, 2003, Moody's downgraded the debt ratings of both The Hartford Financial Services Group, Inc. and Hartford Life, Inc. to A3 from A2 and their short-term commercial paper ratings to P-2 from P-1. The outlook on all of the ratings except for the P-2 rating on commercial paper is negative.

On May 13, 2003, A.M. Best affirmed the financial strength ratings of A+ (Superior) of The Hartford Fire Intercompany Pool and the main operating life insurance subsidiaries of HLI. Concurrently, A.M. Best downgraded to "a-" from "a+" the senior debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life Inc. and removed the ratings from under review.

The following table summarizes Hartford Life's significant United States member companies' financial ratings from the major independent rating organizations as of June 30, 2003:

                                                                                                                     STANDARD &
                                                                      A.M. BEST         FITCH          MOODY'S         POOR'S
                                                                      ---------         -----          -------         ------
INSURANCE RATINGS
    Hartford Life Insurance Company                                       A+             AA              Aa3             AA-
    Hartford Life and Accident                                            A+             AA              Aa3             AA-
    Hartford Life and Annuity                                             A+             AA              Aa3             AA-
                                                                      ---------         -----          -------         ------
OTHER RATINGS
    Hartford Life, Inc.
        Senior debt                                                       a-              A              A3              A-
        Commercial paper                                                  --             F1              P-2             A-2
    Hartford Life Capital I and II
        Trust preferred securities                                       bbb             A-             Baa1             BBB
     Hartford Life Insurance Company:
       Short Term Rating                                                  --              --             P-1            A-1+

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. The statutory surplus for the Company was approximately $3.5 billion as of June 30, 2003 and $3.0 billion as of December 31, 2002.

CASH FLOWS

                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                       -------------------------
                                                                                                          2003              2002
                                                                                                          ----              ----
Cash provided by operating activities                                                                  $   343           $   489
Cash used for investing activities                                                                      (2,760)           (1,643)
Cash provided by financing activities                                                                    2,429             1,103
Cash - end of period                                                                                       190               118
                                                                                                       -------           -------

The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first six months of 2003. The increase in cash provided by financing activities primarily relates to new business sales during the first six months of 2003. The increase in cash used for investing activities was primarily due to the purchase of investments with funds received from the new business sold. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

Certain elements of the recently enacted Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on the Company's sales of variable annuities and other investment products. In addition, other tax proposals and regulatory initiatives which are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in certain individual tax rates and the estate tax, reductions in benefits currently received by the Company stemming from the dividends received deduction, changes to the tax treatment of deferred compensation arrangements, and changes to investment vehicles and retirement savings plans and incentives. Prospects for enactment and the ultimate market effect of these proposals are uncertain. Any potential effect to the Company's financial condition or results of operations from the Jobs and Growth Act of 2003 or future tax proposals cannot be reasonably estimated at this time.

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

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2003.

Change in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   HARTFORD LIFE, INC.


                                   /s/  Ernest M. McNeill Jr.
                                   --------------------------
                                   Ernest M. McNeill Jr.
                                   Vice President and Chief Accounting Officer


August 6, 2003

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                    FORM 10-Q
                                 EXHIBITS INDEX

EXHIBIT #
---------
    15.01           Deloitte & Touche LLP Letter of Awareness

    31.1            Certificate of Thomas M. Marra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2            Certificate of Lizabeth H. Zlatkus  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1            Certificate of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2            Certificate of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.