Form 10-Q
period 2003-09-30
HARTFORD LIFE INC
filed 2003-11-05
CIK 1032204

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

For the quarterly period ended September 30, 2003

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

   Yes [ ]   No [X]

As of October 31, 2003 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                                         PAGE
                                                                                         ----
Independent Accountants' Review Report                                                     3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Third Quarter and Nine Months
Ended September 30, 2003 and 2002                                                          4

Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002           5

Condensed Consolidated Statements of Changes in Stockholder's Equity - Nine Months
Ended September 30, 2003 and 2002                                                          6

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
2003 and 2002                                                                              7

Notes to Condensed Consolidated Financial Statements                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                             16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        33

ITEM 4. CONTROLS AND PROCEDURES                                                           33

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                 33

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  34

Signature                                                                                 35

Exhibits Index                                                                            36

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc and subsidiaries (the "Company") as of September 30, 2003, and the related condensed consolidated statements of income for the third quarters and nine-month periods ended September 30, 2003 and 2002, and changes in stockholder's equity, and cash flows for the nine-month period ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 3, 2003

PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                           THIRD QUARTER                NINE MONTHS
                                                                               ENDED                       ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
(In millions) (Unaudited)                                              2003            2002         2003          2002
-------------------------------------------------------------       -----------     ----------   ---------     ----------
REVENUES
Fee income                                                          $       716     $      627   $   1,989     $    1,961
Earned premiums and other                                                 1,016            694       2,469          2,131
Net investment income                                                       518            462       1,538          1,360
Net realized capital losses                                                  (2)          (118)          -           (253)
                                                                    -----------     ----------   ---------     ----------
      TOTAL REVENUES                                                      2,248          1,665       5,996          5,199
                                                                    -----------     ----------   ---------     ----------
BENEFITS, CLAIMS AND EXPENSES
Benefits and claims                                                       1,375          1,050       3,544          3,135
Insurance expenses and other                                                429            333       1,142          1,050
Amortization of deferred policy acquisition costs and present
    value of future profits                                                 202            163         540            486
Dividends to policyholders                                                   15              8          55             30
Interest expense                                                             29             28          87             84
                                                                    -----------     ----------   ---------     ----------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                                2,050          1,582       5,368          4,785
                                                                    -----------     ----------   ---------     ----------

       INCOME BEFORE INCOME TAX EXPENSE                                     198             83         628            414
Income tax expense                                                           37            (78)         98            (18)
                                                                    -----------     ----------   ---------     ----------

       NET INCOME                                                   $       161     $      161   $     530     $      432
                                                                    -----------     ----------   ---------     ----------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30,   DECEMBER 31,
(In millions, except for share data)                                                            2003           2002
-----------------------------------------------------------------------------               -------------   ------------
                                                                                            (Unaudited)
ASSETS
 Investments
 Fixed maturities, available for sale, at fair value (amortized cost of
      $33,254 and $27,982)                                                                   $  35,237     $    29,377
 Equity securities, available for sale, at fair value (cost of $396 and $483)                      424             458
 Policy loans, at outstanding balance                                                            2,533           2,934
 Other investments                                                                                 891           1,122
                                                                                             ---------     -----------
      Total investments                                                                         39,085          33,891
 Cash                                                                                              293             179
 Premiums receivable and agents' balances                                                          205             208
 Reinsurance recoverables                                                                          686             796
 Deferred policy acquisition costs and present value of future profits                           6,265           5,758
 Deferred income taxes                                                                            (479)           (274)
 Goodwill                                                                                          796             796
 Other assets                                                                                    1,177           1,362
 Separate account assets                                                                       125,110         107,078
                                                                                             ---------     -----------
      TOTAL ASSETS                                                                           $ 173,138     $   149,794
                                                                                             =========     ===========
LIABILITIES

 Reserve for future policy benefits                                                          $   9,362     $     8,583
 Other policyholder funds                                                                       26,241          23,957
 Short-term debt                                                                                   200               -
 Long-term debt                                                                                  1,155           1,125
 Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely parent junior subordinated debentures                                   450             450
 Other liabilities                                                                               4,213           2,913
 Separate account liabilities                                                                  125,110         107,078
                                                                                             ---------     -----------
      TOTAL LIABILITIES                                                                        166,731         144,106
                                                                                             =========     ===========
STOCKHOLDER'S EQUITY

 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $0.01                                                                                -               -
 Capital surplus                                                                                 1,970           1,970
 Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax                                        991             747
     Foreign currency translation adjustments                                                      (42)            (39)
 Total accumulated other comprehensive income                                                      949             708
 Retained earnings                                                                               3,488           3,010
                                                                                             ---------     -----------
      TOTAL STOCKHOLDER'S EQUITY                                                                 6,407           5,688
                                                                                             =========     ===========
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                      $ 173,138     $   149,794
                                                                                             =========     ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                          ACCUMULATED OTHER
                                                                        COMPREHENSIVE INCOME
                                                           -------------------------------------------
                                                           NET UNREALIZED   NET GAINS ON
                                                              CAPITAL        CASH FLOW       FOREIGN
                                                              GAINS ON        HEDGING        CURRENCY                     TOTAL
                                        COMMON    CAPITAL  SECURITIES, NET  INSTRUMENTS,   TRANSLATION   RETAINED     STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK    SURPLUS      OF TAX        NET OF TAX    ADJUSTMENTS   EARNINGS        EQUITY
------------------------------------    ------    -------  ---------------  ------------   -----------   --------     -------------
Balance, December 31, 2002              $    -    $ 1,970    $      621      $     126     $      (39)   $  3,010      $     5,688
Comprehensive income
Net income                                                                                                    530              530
                                                                                                                       -----------
Other comprehensive income, net of
tax (1)
  Unrealized gain on securities (2)                                 323                                                        323
  Net loss on cash flow hedging
        Instruments                                                                (79)                                        (79)
  Cumulative translation adjustments                                                               (3)                          (3)
                                                                                                                       -----------
Total other comprehensive income                                                                                               241
                                                                                                                       -----------
    Total comprehensive income                                                                                                 771
                                                                                                                       -----------
Dividends declared                                                                                            (52)             (52)
                                        ======    =======    ==========      =========     ==========    ========      ===========
    BALANCE, SEPTEMBER 30, 2003         $    -    $ 1,970    $      944      $      47     $      (42)   $  3,488      $     6,407
                                        ======    =======    ==========      =========     ==========    ========      ===========

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                          ACCUMULATED OTHER
                                                                        COMPREHENSIVE INCOME
                                                           -------------------------------------------
                                                           NET UNREALIZED   NET GAINS ON
                                                              CAPITAL        CASH FLOW       FOREIGN
                                                              GAINS ON        HEDGING       CURRENCY                      TOTAL
                                        COMMON    CAPITAL  SECURITIES, NET  INSTRUMENTS,   TRANSLATION   RETAINED     STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK    SURPLUS      OF TAX        NET OF TAX    ADJUSTMENTS   EARNINGS        EQUITY
------------------------------------    ------    -------  ---------------  ------------   -----------   --------     -------------
Balance, December 31, 2001              $    -    $ 1,895    $      163     $      62      $      (29)   $  2,519     $     4,610
Comprehensive income
Net income                                                                                                    432             432
                                                                                                                       ----------
Other comprehensive income, net of
tax (1)
  Unrealized gain on securities (2)                                 570                                                       570
  Net gain on cash flow hedging
        Instruments                                                                80                                          80
  Cumulative translation adjustments                                                               (5)                         (5)
                                                                                                                       ----------
Total other comprehensive income                                                                                              645
                                                                                                                       ----------
    Total comprehensive income                                                                                              1,077
                                                                                                                       ----------
Dividends declared                                                                                            (50)            (50)
                                        ======    =======    ==========     =========      ==========    ========      ==========
    BALANCE, SEPTEMBER 30, 2002         $    -    $ 1,895    $      733     $     142      $      (34)   $  2,901     $     5,637
                                        ======    =======    ==========     =========      ==========    ========      ==========

(1) Unrealized gain on securities is reflected net of tax provision of $174 and $307 for the nine months ended September 30, 2003 and 2002, respectively. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(43) and $43 for the nine months ended September 30, 2003 and 2002. There is no tax effect on cumulative translation adjustments.

(2) There were reclassification adjustments for after-tax gains (losses) in the amount of $8 and $(154) realized in net income for the nine months ended September 30, 2003 and 2002, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         --------------------
(In millions) (Unaudited)                                                                 2003         2002
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                           $    530    $    432
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital losses                                                                 -         253
   Amortization of deferred policy acquisition costs and present value of
      future profits                                                                         540         486
   Additions to deferred policy acquisition costs and present value of future profits     (1,169)       (818)
   Depreciation and amortization                                                             112          33
   Decrease in premiums receivable and agents' balances                                        3          31
   Increase in receivables                                                                   (56)        (31)
   Decrease in accrued liabilities and payables                                              (24)        (17)
   Increase (decrease) in other liabilities                                                  373        (131)
   Increase in accrued tax                                                                    10         211
   Increase (decrease) in deferred income tax                                                 58         (16)
   Increase in future policy benefits                                                        779         472
   Increase (decrease) in reinsurance recoverables                                            (6)          6
   Other, net                                                                                (75)        (61)
------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,075         850
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of investments                                                              (10,809)    (10,963)
   Sales of investments                                                                    4,559       5,592
   Maturities and principal paydowns of fixed maturity investments                         2,680       1,725
   Capital expenditures and other                                                             35         (48)
------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                              (3,535)     (3,694)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Dividends paid                                                                            (52)        (50)
   Proceeds from issuance of long-term debt                                                  230           -
   Net receipts from investment and universal life-type contracts                          2,399       2,916
------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,577       2,866
------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                      117          22
   Impact of foreign exchange                                                                 (3)          5
------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                179         167
------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                              $    293    $    194
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                            $     16    $     22
Interest                                                                                $     80    $     78

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

The accompanying condensed consolidated financial statements as of September 30, 2003, and for the third quarter and nine-month periods ended September 30, 2003 and 2002 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life's 2002 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

(b) RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current period classifications.

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

(e) ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless whether the instrument is settled on a net-cash or gross physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g., security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buy back shares are examples of financial instruments that should be reported as liabilities under this new guidance.

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

The provisions of this statement that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity ("VIE"). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company's consolidated financial condition or results of operations as there were no material VIEs identified which required consolidation.

For VIEs entered into prior to February 1, 2003, FIN 46 was originally effective for interim periods beginning after June 15, 2003. In October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003. Early adoption is permitted. The Company has elected to defer the adoption of FIN 46 for VIEs created before February 1, 2003 until the fourth quarter of 2003. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company's financial condition or results of operations. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of September 30, 2003, the Company did not own any such interests that required disclosure.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45" or "the Interpretation"). FIN 45 requires certain guarantees to be recorded at fair value and also requires a guarantor to make new disclosures, even when the likelihood of making payments under the guarantee is remote. In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument or indices (e.g., security prices, interest rates, or currency rates) that are related to an asset, liability or an equity security of the guaranteed party. The recognition provisions of FIN 45 are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. For further discussion, see Note 2(h), "Other Investment and Risk Management Activities-Specific Strategies", of Notes to Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report. Adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

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

(f) FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which may have a significant impact on the Company. The major provisions of the SOP require:

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

Based on management's preliminary review of the SOP and market conditions as of September 30, 2003, the requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature will have an impact on the Company's results of operations. The determination of this liability is based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The unrecorded GMDB liabilities, net of anticipated reinsurance recoverables of approximately $270, are estimated to be between $60 and $70 at September 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves as of September 30, 2003 would result in an estimated reduction of net income of between $30 and $40. The ultimate actual impact on the Company's financial statements will differ from management's current estimates and will depend in part on market conditions and other factors at the date of adoption.

Through September 30, 2003, the Company has not recorded a liability for the risks associated with GMDB offered on the Company's variable annuity business, but has consistently recorded the related expenses in the period the benefits are paid to contractholders. Net of reinsurance, the Investment Products segment paid $12 and $43 for the third quarter and nine months ended September 30, 2003, respectively, and $17 and $33 for the third quarter and nine months ended September 30, 2002, respectively, in GMDB benefits to contractholders. Downturns in the equity markets could increase these payments. At September 30, 2003, the Investment Products segment held $68.8 billion of variable annuities in its separate accounts. The estimate of the net amount at risk relating to these variable annuities (the amount by which current account values of its variable annuity contracts are not sufficient to meet its GMDB commitments) was $16.2 billion. However, at September 30, 2003, approximately 77% of the net amount at risk was covered by reinsurance, resulting in a retained net amount at risk of $3.7 billion.

In addition to the foregoing impact of the SOP, liabilities for certain of the Company's fixed annuity products (primarily the Company's compound rate contract ("CRC")), of approximately $11 billion, which are currently recorded at fair value as guaranteed separate account liabilities will be revalued at current account value in the general account. The related guaranteed separate account assets supporting CRC will also be reclassified to the general account as available for sale securities and will continue to be recorded at fair value with subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, recorded in other comprehensive income. Upon adoption of the SOP, the Company will record a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on the invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustment to earnings as well as the adjustment to other comprehensive income will be recorded net of amortization of deferred acquisition costs and income taxes. As of September 30, 2003, the Company is still in the process of evaluating the impact of these changes on its consolidated financial condition and results of operations. However, it is expected that the impact to stockholder's equity (accumulated other comprehensive income) will be positive and significant. Moreover, the interest rate environment at the date of the adoption of the SOP will have a significant impact on the cumulative effect change in earnings and other comprehensive income.

The Company's liability for variable annuity products offered in Japan, recorded at account value in the separate account, will also be reclassified to the general account. The related separate account assets supporting the Japanese variable annuity liabilities will be reclassified to the general account, as well, and recorded in accordance with the Company's investment accounting policies. As of September 30, 2003, the Company is still in the process of evaluating the impact of revaluing these separate account assets and liabilities upon their movement into the general account.

The Company does not expect the impact of adopting the remaining provisions of the SOP to be significant.

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded credit derivative is required. The effective date of DIG B36 is October 1, 2003. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company believes that the majority of its modified coinsurance and funds withheld agreements are not impacted by DIG B36 as they were entered into prior to the Company's "grandfather" date for embedded derivatives, without substantive modifications, or the "modco" payable or receivable is recorded in the separate account, and is already recorded at fair value with changes in fair value recorded in net income. The Company has determined that one of its modified coinsurance does contain an embedded derivative. The Company believes the embedded derivative is akin to a total return swap and is in the process of determining the fair value for the swap.

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

(g) STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock-based compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford expenses all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the third quarter ending September 30, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the third quarter and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123. (For further discussion of the Company's stock-based compensation plans, see
Note 11 of Notes to Consolidated Financial Statements included in The Hartford's 2002 Form 10-K Annual Report.)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. The carrying amount of goodwill is $796 as of September 30, 2003 and December 31, 2002.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

                                                           AS OF SEPTEMBER 30, 2003
                                                           ------------------------
                                                             GROSS       ACCUMULATED
                                                            CARRYING         NET
                                                             AMOUNT      AMORTIZATION
AMORTIZED INTANGIBLE ASSETS
-------------------------------------------------------------------------------------
Present value of future profits                          $      501     $      104
-------------------------------------------------------------------------------------
TOTAL                                                    $      501     $      104
=====================================================================================

Net amortization expense for the quarter and nine months ended September 30, 2003 was $10 and $27, respectively. Net amortization expense for the quarter and nine months ended September 30, 2002 was $13 and $32, respectively.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
--------------------------------
2003                    $    35
2004                    $    35
2005                    $    31
2006                    $    28
2007                    $    26
--------------------------------

4. INVESTMENTS AND DERIVATIVE INSTRUMENTS

(a) SECURITIES LENDING

The Company participates in a securities lending program, to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of September 30, 2003, the fair value of the loaned securities was approximately $846 and was included in fixed maturities. The cash collateral received as of September 30, 2003 of approximately $854 was invested in short-term securities and was also included in fixed maturities, with a corresponding liability for the obligation to return the collateral recorded in other liabilities. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, that was immaterial for the third quarter and nine months ended September 30, 2003, which was included in net investment income.

(b) DERIVATIVE INSTRUMENTS

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, for one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions.

All of the Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed with and/or approved by, as applicable, by the State of Connecticut and State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see
Note 2(h) of Notes to Consolidated Financial Statements included in Hartford Life's 2002 Form 10-K Annual Report.

As of September 30, 2003 and December 31, 2002, the Company carried $256 and $257, respectively, of derivative assets in other investments and $201 and $162, respectively, of derivative liabilities in other liabilities. In addition, the Company recognized embedded derivative (assets) liabilities related to guaranteed minimum withdrawal benefits ("GMWB") on certain of its variable annuity contracts of $(39) and $48 at September 30, 2003 and December 31, 2002, respectively, in other policyholder funds. The Company has entered into an offsetting reinsurance arrangement, recognized as a derivative. The fair value of this derivative (liability) asset, at September 30, 2003 and December 31, 2002 was $(42) and $48, respectively, and was included in reinsurance recoverables. See the "Product Derivatives and Risk Management" section below for a discussion concerning the Company's risk management strategies for the unreinsured GMWB business.

Cash-Flow Hedges

For the third quarter and nine months ended September 30, 2003 and 2002, the Company's net gain or loss representing the total ineffectiveness of all cash-flow hedges was immaterial.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income ("AOCI") to current period earnings are included in the line item in the statement of income in which the hedged item is recorded. As of September 30, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months were $8 and $5, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains and losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. As of September 30, 2003 and December 31, 2002, the Company held derivative notional value related to strategies categorized as cash-flow hedges of $3.1 billion. For the third quarter and nine months ended September 30, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

Fair-Value Hedges

For the third quarter and nine months ended September 30, 2003 and 2002, the Company's gross gains and losses representing the total ineffectiveness of all fair-value hedges were immaterial, with the net impact reported as net realized capital gains and losses. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2003 and December 31, 2002, the Company held $259 and $300, respectively, in derivative notional value related to strategies categorized as fair-value hedges.

Other Investment and Risk Management Activities

General

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment. Swap agreements, interest rate cap and floor agreements and option contracts are used to reduce economic risk. Income enhancement and replication transactions include the use of written covered call options, which offset embedded equity call options, total return swaps and synthetic replication of cash market instruments. The change in the value of all derivatives held for other investment and risk management purposes is reported in current period earnings as net realized capital gains and losses. As of September 30, 2003 and December 31, 2002, the Company held $6.3 billion and $4.8 billion, respectively, in derivative notional value related to strategies categorized as Other Investment and Risk Management Activities, excluding Product Derivatives and Risk Management Activities.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. In valuing the embedded derivative, the Company attributes a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the "Attributed Fees"). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees are recorded in fee income.

For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity under the current arrangement, as it relates to new business, and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. As of September 30, 2003, $9.8 billion out of $12.6 billion of account value with the GMWB feature was reinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index put options and futures contracts. At September 30, 2003, the notional value of the options and futures contracts purchased was $475. During the third quarter of 2003, net realized capital gains and losses included the change in market value of both the value of the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a loss of less than $1 before deferred policy acquisition costs and tax effects for the quarter ended September 30, 2003.

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

In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance ("COLI") products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement.

(b) TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the dividends-received deduction ("DRD") tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit relating to the 2003 tax year recorded during the nine months ended September 30, 2003 was $65.

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

Effective September 30, 2003, Hartford Life signed a promissory note for $80 with its ultimate parent The Hartford. The note matures on May 26, 2006. Interest on the note is payable semi-annually on June 1 and December 1 commencing on December 1, 2003. If not earlier declared due and payable by the lender, the entire principal balance of the note together with all accrued and unpaid interest thereon shall be due and payable in full in one, lump sum, balloon payment on May 26, 2006.

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

9. REINSURANCE RECAPTURE

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 2 (f).

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

                                       Investment       Individual        Group
SEPTEMBER 30, 2003                      Products           Life          Benefits        COLI           Other           Total
----------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER ENDED
Total revenues                       $      1,182     $        249     $        663    $        117   $         37    $      2,248
Net income (loss)                             129               36               38             (30)           (12)            161
NINE MONTHS ENDED
Total revenues                       $      2,832     $        733     $      1,968    $        370   $         93    $      5,996
Net income (loss)                             368              104              107             (11)           (38)            530
----------------------------------------------------------------------------------------------------------------------------------

                                       Investment       Individual        Group
SEPTEMBER 30, 2002                      Products           Life          Benefits        COLI           Other           Total
----------------------------------------------------------------------------------------------------------------------------------
THIRD QUARTER ENDED
Total revenues                       $        761     $        239     $        645    $        145   $       (125)   $      1,665
Net income (loss)                             100               33               34              10            (16)            161
NINE MONTHS ENDED
Total revenues                       $      2,337     $        720     $      1,943    $        451   $       (252)   $      5,199
Net income (loss)                             335               99               92              20           (114)            432
----------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of September 30, 2003, compared with December 31, 2002, and its results of operations for the third quarter and nine months ended September 30, 2003 compared with the equivalent periods in 2002. This discussion should be read in conjunction with the MD&A included in the Company's 2002 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on Hartford Life will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain nature of damage theories and loss amounts and the development of additional facts related to the September 11 terrorist attack ("September 11"); the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates, and the availability and adequacy of reinsurance to protect the Company against losses; the ability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                                  16
Consolidated Results of Operations - Operating Summary         18
Investment Products                                            19
Individual Life                                                20
Group Benefits                                                 21
Corporate Owned Life Insurance (COLI)                          21
Investments                                                    22
Capital Markets Risk Management                                24
Capital Resources and Liquidity                                31
Accounting Standards                                           33

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: reserves; valuation of investments and derivative instruments; deferred policy acquisition costs; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. There have been no significant changes to the Company's critical accounting estimates since December 31, 2002 other than deferred policy acquisition costs and valuation of derivatives as discussed below.

DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At September 30, 2003 and December 31, 2002, the carrying value of the Company's Life operations' DAC was $6.3 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

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

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and variable life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable life business was 9% for the nine months ended September 30, 2003 and September 30, 2002. For other products, including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for the periods ended September 30, 2003 and 2002.

Due to increased volatility and the decline experienced by the U.S. equity markets in recent periods, the Company continues to enhance its DAC evaluation process. The Company has developed sophisticated modeling capabilities, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 10% or less for the remainder of 2003, and if overall separate account returns decline by 5% or less for the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at September 30, 2003. If the Company assumed a 9% average long-term rate of growth from September 30, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $100-$110, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $120-$140, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2003 and 2004 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 996 on September 30, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of September 30, 2003, the Company believed variable annuity separate account assets could fall by at least 30% before portions of its DAC asset would be unrecoverable.

VALUATION OF DERIVATIVES

A derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. The Company has calculated the fair value of the GMWB liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company has assumed expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index will be based on a blend of observed market "implied volatility" data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices shall be based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve shall be used to determine the present value of expected future cash flows produced in the stochastic projection process.

CONSOLIDATED RESULTS OF OPERATIONS - OPERATING SUMMARY

OPERATING SUMMARY

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                       ----------------------------------         ----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                        $      981    $      667      47%          $    2,370    $    2,040      16%
Fee income                                                    716           627      14%               1,989         1,961       1%
Net investment income                                         518           462      12%               1,538         1,360      13%
Other revenues                                                 35            27      30%                  99            91       9%
Net realized capital gains (losses)                            (2)         (118)     98%                   -          (253)    100%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           2,248         1,665      35%               5,996         5,199      15%
Benefits, claims and claim adjustment expenses              1,375         1,050      31%               3,544         3,135      13%
Amortization of deferred policy acquisition costs
 and present value of future profits                          202           163      24%                 540           486      11%
Insurance operating costs and expenses                        379           335      13%               1,125         1,050       7%
Other expenses                                                 94            34     176%                 159           114      39%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      2,050         1,582      30%               5,368         4,785      12%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                 198            83     139%                 628           414      52%
Income tax expense (benefit)                                   37           (78)     NM                   98           (18)     NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      161    $      161       -           $      530    $      432      23%
====================================================================================================================================

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company also includes in an Other category its international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocated to any of its reportable operating segments, principally interest expense; and intersegment eliminations. The Company defines the following as "NM" or not meaningful: increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

Revenues increased for the third quarter and nine months ended September 30, 2003 as a result of higher revenues in the Investment Products segment and a decrease in realized capital losses reported in the Other category compared to the prior year comparable periods. Earned premiums in Investment Products increased due to higher sales in the institutional investment products business. Additionally, net investment income increased due to higher general account assets in the individual annuity business and growth in assets in the institutional investments business. Fee income in the Investment Products segment was higher for the third quarter ended September 30, 2003 as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year period. Partially offsetting these increases were lower fee income and net investment income in the COLI segment. The decrease in COLI net investment income for the third quarter and nine months ended September 30, 2003 was primarily due to lower average leveraged COLI account values as compared to a year ago. In addition, COLI had lower fee income due in part to lower sales in the third quarter of 2003 and for the nine months ended September 30, 2003, as compared to the prior year comparable periods.

Benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003 primarily due to increases in the Investment Products segment associated with the growth in the institutional investment business, partially offset by lower benefit costs in COLI related to the decline in the account values of the leveraged COLI business. For the third quarter ended September 30, 2003, COLI other expenses increased due to a $40 after-tax charge, associated with the settlement for the Bancorp Services, LLC ("Bancorp") litigation. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.)

Net income remained the same for the third quarter and increased for the nine months ended September 30, 2003 as compared to the prior year comparable periods. Net income has been favorably impacted by growth in the Investment Products segment and a decrease in net realized capital losses compared to a year ago. Additionally, Group Benefits net income increased due principally to more favorable loss ratios as compared to the prior year. Partially offsetting these increases was a decrease in COLI net income of $31 for the nine months ended September 30, 2003, as compared to the prior year period. This decrease included the effects of a year over year increase in the charge for the Bancorp litigation, aggregating $29. In addition, there was an $8 after-tax impact recorded in the first quarter of 2002 related to favorable development on the Company's estimated September 11 exposure.

The tax provision recorded during the nine months ended September 30, 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $65.

Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the unreinsured guaranteed minimum withdrawal benefit ("GMWB") rider currently being sold with the majority of new variable annuity contracts. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Beginning July 7, 2003, substantially all new contracts with the GMWB have not been covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's (S&P) 500 and NASDAQ index put options and futures contracts. The net impact to the Company's net income for the third quarter of the change in value of the embedded derivative net of the results of the hedging program was immaterial.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                              SEPTEMBER 30,
                                                       ----------------------------------         ----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $      459    $      385      19%          $    1,243    $    1,253      (1%)
Earned premiums                                               393            96      NM                  627           306     105%
Net investment income                                         330           280      18%                 962           778      24%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                           1,182           761      55%               2,832         2,337      21%
Benefits, claims and claim adjustment expenses                707           368      92%               1,552         1,068      45%
Insurance operating costs and other expenses                  165           157       5%                 470           489      (4%)
Amortization of deferred policy acquisition costs             145           108      34%                 375           342      10%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                      1,017           633      61%               2,397         1,899      26%
----------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                 165           128      29%                 435           438      (1%)
Income tax expense                                             36            28      29%                  67           103     (35%)
----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $      129    $      100      29%          $      368    $      335      10%
==================================================================================================================================

Individual variable annuity account values                                                        $   77,572    $   59,618      30%
Other individual annuity account values                                                               10,939        10,513       4%
Other investment products account values                                                              24,295        19,368      25%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES [1]                                                                          112,806        89,499      26%
Mutual fund assets under management                                                                   18,900        14,092      34%
----------------------------------------------------------------------------------------------------------------------------------
   TOTAL INVESTMENT PRODUCTS ASSETS UNDER MANAGEMENT                                              $  131,706    $  103,591      27%
==================================================================================================================================

[1] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Revenues in the Investment Products segment increased for the third quarter and nine months ended September 30, 2003. The increase in earned premiums is due to higher sales of terminal funding products in the institutional investment products business. Net investment income increased primarily due to higher general account assets in the individual annuity business. General account individual annuity assets were $9.8 billion as of September 30, 2003, an increase of $2.2 billion, or 29%, from September 30, 2002, due to policyholders transfer activity and increased sales of individual annuities. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related assets under management increased $2.2 billion, or 22%, since September 30, 2002, to $11.9 billion as of September 30, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. Fee income in the Investment Products segment was higher for the third quarter ended September 30, 2003 as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year period. However, fee income was slightly lower for the nine months ended September 30, 2003 as average account values were lower when compared to the prior year period.

Total benefits, claims and expenses increased for the third quarter and nine months ended September 30, 2003, primarily driven by growth in the institutional investment business. Additionally, amortization of deferred policy acquisition costs increased for the third quarter and nine months ended September 30, 2003 due to higher gross profits.

Net income increased for the third quarter and nine months ended September 30, 2003. Net income was higher for the nine months ended September 30, 2003 due to the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $60.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                       ----------------------------------         ----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $      190    $      178       7%          $      556    $      528       5%
Earned premiums                                                (4)           (3)    (33%)                (14)           (5)   (180%)
Net investment income                                          63            64      (2%)                191           197      (3%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             249           239       4%                 733           720       2%
Benefits, claims and claim adjustment expenses                117           104      13%                 337           330       2%
Insurance operating costs and other expenses                   38            37       3%                 116           116       -
Amortization of deferred policy acquisition costs              42            49     (14%)                131           128       2%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        197           190       4%                 584           574       2%
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  52            49       6%                 149           146       2%
Income tax expense                                             16            16       -                   45            47      (4%)
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $       36    $       33       9%          $      104    $       99       5%
====================================================================================================================================

Variable life account values                                                                      $    4,284    $    3,458      24%
Total account values                                                                              $    8,247    $    7,360      12%
------------------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                  $   66,561    $   65,797       1%
Total life insurance in force                                                                     $  128,462    $  125,138       3%
====================================================================================================================================

Revenues in the Individual Life segment increased for the third quarter and nine months ended September 30, 2003 primarily driven by increases in fees and cost of insurance charges as life insurance in force values grew, and variable life account values increased 24% from the prior year. These increases were partially offset by decreases in net investment income and lower earned premiums. The decrease in investment income was due primarily to lower investment yields. The lower earned premiums were driven by higher ceded premiums and declining assumed premiums on the Fortis block of business.

Total benefits, claims and expenses increased for the third quarter ended September 30, 2003 principally due to higher benefit costs when compared to the prior year favorable results. Year-to-date mortality was higher in 2003 largely due to the increased size and age of the inforce business.

Net income increased for the third quarter and nine months ended September 30, 2003 due to increases in fee income and growth in the in force business. These increases were partially offset by mortality experience and lower net investment income for the third quarter and nine months ended September 30, 2003 compared to the equivalent prior year periods. Additionally, net income for the nine months ended September 30, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the nine months ended September 30, 2003 was $3.

GROUP BENEFITS

OPERATING SUMMARY

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                       ----------------------------------         ----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                              $      597    $      582       3%          $    1,772    $    1,754       1%
Net investment income                                          66            63       5%                 196           189       4%
------------------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                472           471       -                1,412         1,431      (1%)
Insurance operating costs and other expenses                  137           127       8%                 406           385       5%
------------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred policy acquisition costs               4             4       -                   13            11      18%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        613           602       2%               1,831         1,827       -
------------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                  50            43      16%                 137           116      18%
Income tax expense                                             12             9      33%                  30            24      25%
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                          $       38    $       34      12%          $      107    $       92      16%
====================================================================================================================================

Revenues increased for the third quarter and nine months ended September 30, 2003 primarily due to an increase in earned premiums. The Group Benefits segment had premium buyouts of $11 and $40 for the third quarter and nine months ended September 30, 2003 compared with $6 for both the third quarter and nine months ended September 30, 2002. Premiums, excluding buyouts, for the third quarter ended September 30, 2003 were higher primarily due to sales growth and improved persistency. Premiums, excluding buyouts, for the nine months ended September 30, 2003 were lower as a result of the Group Benefits division's continued pricing and risk management discipline in light of a challenging competitive and economic environment.

Total benefits, claims and expenses increased 2% for the third quarter and remained essentially flat for the nine months ended September 30, 2003 due to an increase in commission expenses and operating expenses, partially offset by lower loss costs for the nine months ended September 30, 2003 as compared to the equivalent prior year period. The segment's loss ratio (defined as benefits and claims as a percentage of premiums and other considerations, excluding buyouts) was 79% for both the third quarter and nine months ended September 30, 2003, respectively as compared to 81% and 82% for the comparable prior year periods.

Net income increased for the third quarter and nine months ended September 30, 2003 principally due to favorable loss ratios discussed above. However, future net income growth will be dependent upon the Group Benefits segment's ability to increase earned premiums and continue to control benefit costs within pricing assumptions.

CORPORATE OWNED LIFE INSURANCE ("COLI")

OPERATING SUMMARY

                                                               THIRD QUARTER ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                       ----------------------------------         ----------------------------------
                                                          2003          2002       CHANGE            2003          2002       CHANGE
------------------------------------------------------------------------------------------------------------------------------------
Fee income and other                                   $       64    $       79     (19%)         $      201    $      238     (16%)
Net investment income                                          53            66     (20%)                169           213     (21%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                             117           145     (19%)                370           451     (18%)
Benefits, claims and claim adjustment expenses                 78           108     (28%)                242           325     (26%)
Insurance operating costs and other expenses                   72            15       NM                  93            70      33%
Dividends to policyholders                                     14             7     100%                  53            27      96%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                        164           130      26%                 388           422      (8%)
------------------------------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE INCOME TAXES                          (47)           15      NM                  (18)           29      NM
Income tax expense (benefit)                                  (17)            5      NM                   (7)            9      NM
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                   $      (30)   $       10      NM           $      (11)   $       20      NM
====================================================================================================================================

Variable COLI account values                                                                      $   20,557    $   19,298       7%
Leveraged COLI account values                                                                          2,602         3,601     (28%)
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL ACCOUNT VALUES                                                                           $   23,159    $   22,899       1%
====================================================================================================================================

COLI revenues decreased for the third quarter and nine months ended September 30, 2003 due to lower net investment and fee income. Net investment income decreased, primarily due to the decline in leveraged COLI account values as a result of surrender activity. Fee income was reduced as the result of lower sales for the third quarter and nine months ended September 30, 2003 as compared to the equivalent prior year periods.

Total benefits, claims and expenses increased for the third quarter ended September 30, 2003 due primarily to a $40 after-tax expense related to the Bancorp litigation. (For further discussion of the Bancorp litigation, see Note 5(a) of Notes to Condensed Consolidated Financial Statements.) Total benefits, claims and expenses decreased for the nine months ended September 30, 2003 primarily as a result of a decline in interest credited due to lower general account assets and policy loans compared to prior year due to the decline in the leveraged COLI account values noted above. These decreases for the nine months ended September 30, 2003 were partially offset by an increase in insurance operating costs and other expenses due primarily to the $40 after-tax expense related to the Bancorp litigation expense recorded in 2003, compared with the $11 after-tax expense recorded in 2002. In addition, dividends to policyholders increased for the third quarter and nine months ended September 30, 2003 due to an increase in mortality dividends on the leveraged COLI product related primarily to surrender activity.

Net income decreased for the third quarter and nine months ended

September 30, 2003 as compared to the prior periods principally as a result of the Bancorp litigation expense. Excluding the expenses associated with the Bancorp litigation discussed above, net income was $10 for the third quarter ended September 30, 2003 and 2002, and was $29 and $31 for the nine months ended September 30, 2003 and 2002. This decline in net income for the nine months ended September 30, 2003 was principally related to the decline in the leveraged COLI business discussed above.

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

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 90% and 87% of the fair value of its general account invested assets as of September 30, 2003 and December 31, 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

A decrease in the fair value of any investment that is deemed other than temporary would result in the Company's recognition of a realized loss in its financial results prior to the actual sale of the investment.

The following table identifies invested assets by type held in the Company's general account as of September 30, 2003 and December 31, 2002.

                         COMPOSITION OF INVESTED ASSETS

                                                                           SEPTEMBER 30, 2003                DECEMBER 31, 2002
                                                                      -------------------------          ------------------------
                                                                         AMOUNT         PERCENT            AMOUNT         PERCENT
---------------------------------------------------------------------------------------------------------------------------------
Fixed maturities, at fair value                                       $     35,237        90.2%         $     29,377        86.7%
Equity securities, at fair value                                               424         1.1%                  458         1.3%
Policy loans, at outstanding balance                                         2,533         6.5%                2,934         8.7%
Limited partnerships, at fair value                                            236         0.6%                  519         1.5%
Other investments                                                              655         1.6%                  603         1.8%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                     $     39,085       100.0%         $     33,891       100.0%
=================================================================================================================================

Fixed maturity investments increased 20% since December 31, 2002, primarily the result of investment and universal life contract sales and operating cash flows. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations have totaled approximately $323 since December 31, 2002. As of September 30, 2003, Hartford Life owned approximately $71 of hedge fund investments, all of which are expected to be liquidated by March 31, 2004.

INVESTMENT RESULTS

The table below summarizes the Company's investment results.

                                                                           THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      --------------------------          --------------------------
(Before-tax)                                                              2003          2002                 2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Net investment income - excluding policy loan income                  $       467    $       401          $    1,375     $    1,164
Policy loan income                                                             51             61                 163            196
                                                                      -------------------------------------------------------------
Net investment income - total                                         $       518    $       462          $    1,538     $    1,360
Yield on average invested assets [1]                                          5.7%           6.0%                5.9%           6.1%
-----------------------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                   $        61    $        44          $      209     $      118
Gross losses on sale                                                          (31)           (28)                (95)           (75)
Impairments                                                                   (27)          (132)               (111)          (291)
Other, net [2] [3]                                                             (5)            (2)                 (3)            (5)
                                                                      -------------------------------------------------------------
Net realized capital gains (losses)                                   $        (2)   $      (118)         $       --     $     (253)
===================================================================================================================================

[1] Represents annualized net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable, for the third quarter and nine months ended September 30, 2003 and 2002. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two.

[2] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments.

[3] Includes the net GMWB derivative activity, which was a loss of less than $1 for the third quarter and nine months ended September 30, 2003.

For the third quarter and nine months ended September 30, 2003, net investment income, excluding policy loan income, increased $66, or 16%, and $211, or 18%, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for the third quarter and nine months ended September 30, 2003 improved by $116 and $253, respectively, compared to the prior year periods, primarily as a result of a decrease in other than temporary impairments on fixed maturities.

The table below and following discussion identify the Company's other than temporary impairments by type.

                    OTHER THAN TEMPORARY IMPAIRMENTS BY TYPE

                                                                           THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      --------------------------          -------------------------
                                                                          2003           2002                2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Asset-backed securities ("ABS")
  Aircraft lease receivables                                          $        15    $        53          $       15     $       72
  Corporate debt obligations ("CDO")                                           --             13                  10             22
  Credit card receivables                                                      --             --                  12             --
  Interest only securities                                                     --              3                   5              3
  Manufacturing housing ("MH") receivables                                      9             12                   9             12
  Mutual fund fee receivables                                                  --              7                   3             14
  Other ABS                                                                     2              3                   3              5
Commercial mortgage-backed securities ("CMBS")                                 --             --                   4             --
Corporate
  Basic industry                                                                1             --                   1             --
  Consumer non-cyclical                                                        --             --                   7             --
  Financial services                                                           --              1                   4              1
  Technology and communications                                                --             10                   3            125
  Transportation                                                               --             --                   7              1
  Utilities                                                                    --              6                  --             12
Equity                                                                         --             14                  21             14
Foreign government                                                             --             10                  --             10
Mortgage-backed securities ("MBS") - interest only securities                  --             --                   7             --
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL IMPAIRMENTS                                                     $        27    $       132          $      111     $      291
===================================================================================================================================

ABS

During 2003, impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. The ABS securities supported by aircraft lease and enhanced equipment trust certificates (together, "aircraft lease receivables") have continued to decline primarily due to a reduction in lease payments and aircraft values driven by a decline in airline travel. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on securities supported by MH receivables were primarily the result of repossessed units liquidated at depressed levels. Interest only security impairments recorded during 2003 and 2002 were due to the flattening of the forward yield curve.

Impairments of ABS during the nine months ended September 30, 2002 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS in 2002.

Corporate

The decline in corporate bankruptcies and improvement in general economic conditions have contributed to much lower corporate impairment levels in 2003 compared to 2002.

Corporate impairments recorded during the third quarter of 2003 were concentrated in the United States steel industry and resulted from a decision to dispose of securities, which were in an unrealized loss position. A significant portion of corporate impairments during the nine months ended September 30, 2003 were driven by a deterioration in the transportation sector, specifically issuers of airline debt as the result of a decline in airline travel. Impairments during the nine months ended September 30, 2003 were also the result of one consumer noncyclical issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities.

For the third quarter and nine months ended September 30, 2002, impairments of corporate securities were concentrated in the technology and communications sector and for the nine months ended September 30, 2002 included a $74 before-tax loss related to securities issued by WorldCom.

Other

Other than temporary impairments were also recorded in 2003 and 2002, on various diversified seeded equity and mutual fund investments that had experienced declines in fair value for an extended period of time.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting Hartford Life, including the Company's guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

CREDIT RISK

The Company invests primarily in securities that are rated investment grade, and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis. Hartford Life is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity.

The following table identifies fixed maturity securities by type, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

                            FIXED MATURITIES BY TYPE

                                                     SEPTEMBER 30, 2003
                                    ----------------------------------------------------
                                                                                PERCENT
                                                                                OF TOTAL
                                    AMORTIZED  UNREALIZED  UNREALIZED   FAIR      FAIR
                                      COST       GAINS       LOSSES     VALUE    VALUE
----------------------------------------------------------------------------------------
ABS                                  $ 5,431     $  112     $  (132)   $ 5,411    11.5%
CMBS                                   7,214        507         (17)     7,704    16.4%
Collateralized mortgage obligation
   ("CMO")                               976         24          (2)       998     2.1%
Corporate
   Basic industry                      2,701        194          (9)     2,886     6.1%
   Capital goods                       1,307        108          (5)     1,410     3.0%
   Consumer cyclical                   2,087        150          (8)     2,229     4.8%
   Consumer non-cyclical               2,812        220          (7)     3,025     6.5%
   Energy                              1,451        135          (5)     1,581     3.4%
   Financial services                  5,180        450         (41)     5,589    11.9%
   Technology and communications       3,413        398          (9)     3,802     8.1%
   Transportation                        609         50          (6)       653     1.4%
   Utilities                           1,910        173         (19)     2,064     4.4%
   Other                                 520         32          (1)       551     1.2%
Government/Government agencies
   Foreign                               584         74          (1)       657     1.4%
   United States                         896         48          (1)       943     2.0%
MBS - agency                           2,042         39          (1)     2,080     4.4%
Municipal
   Tax-exempt                          1,864        164          (1)     2,027     4.3%
   Taxable                               261         14          (5)       270     0.6%
Redeemable preferred stock                32          1          --         33     0.1%
Short-term                             3,002          1          (1)     3,002     6.4%
----------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES               $44,292     $2,894     $  (271)   $46,915   100.0%
========================================================================================
Total general account fixed
  maturities                         $33,254     $2,173     $  (190)   $35,237    75.1%
Total guaranteed separate account
  fixed maturities                   $11,038     $  721     $   (81)   $11,678    24.9%
========================================================================================

                                                       DECEMBER 31, 2002
                                    ----------------------------------------------------
                                                                                PERCENT
                                                                                OF TOTAL
                                    AMORTIZED  UNREALIZED  UNREALIZED   FAIR      FAIR
                                      COST       GAINS       LOSSES     VALUE    VALUE
----------------------------------------------------------------------------------------
ABS                                  $ 5,403    $   111     $  (154)   $ 5,360    13.2%
CMBS                                   5,529        467          (8)     5,988    14.8%
Collateralized mortgage obligation
   ("CMO")                               866         39          (2)       903     2.2%
Corporate
   Basic industry                      2,155        144          (9)     2,290     5.7%
   Capital goods                       1,097         75          (7)     1,165     2.9%
   Consumer cyclical                   1,477         92          (4)     1,565     3.9%
   Consumer non-cyclical               2,584        186         (18)     2,752     6.8%
   Energy                              1,477        112          (8)     1,581     3.9%
   Financial services                  5,210        333         (91)     5,452    13.5%
   Technology and communications       3,083        263         (71)     3,275     8.1%
   Transportation                        601         49         (12)       638     1.6%
   Utilities                           1,833        118         (43)     1,908     4.7%
   Other                                 429         20          --        449     1.1%
Government/Government agencies
   Foreign                               774         77          (5)       846     2.1%
   United States                         645         48          --        693     1.7%
MBS - agency                           2,233         63          --      2,296     5.7%
Municipal
   Tax-exempt                          1,854        146          --      2,000     4.9%
   Taxable                                99         16          (1)       114     0.3%
Redeemable preferred stock                31          3          --         34     0.1%
Short-term                             1,153         --          --      1,153     2.8%
----------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES               $38,533    $ 2,362     $  (433)   $40,462   100.0%
========================================================================================
Total general account fixed
  maturities                         $27,982    $ 1,704     $  (309)   $29,377    72.6%
Total guaranteed separate account
  fixed maturities                   $10,551    $   658     $  (124)   $11,085    27.4%
========================================================================================

The Company's fixed maturity gross unrealized gains and losses have improved by $532 and $162, respectively from December 31, 2002 to September 30, 2003, primarily the result of improved corporate credit quality and to a lesser extent asset sales partially offset by an increase in interest rates. The improvement in corporate credit quality was largely due to the security issuers' renewed emphasis on improving liquidity, reducing leverage and various cost cutting measures. Throughout 2003, the general economic outlook has continued to rebound, the result of improved profitability supported by improved manufacturing demand, a continued strong housing market and robust consumer and government spending. The apparent economic acceleration has resulted in the increase of the 10-year Treasury rate since December 2002, including an 80 basis point increase from its low in June 2003 of 3.1%. In recent months, there has been a considerable amount of volatility in the Treasury market. Speculation over the possibility of the Federal Reserve purchasing Treasuries combined with talk of deflation on the part of the Federal Reserve pushed the yield on 10-year Treasuries down to its June low. However, signs of a rebound in the economy and the Federal Reserve's comments downplaying the prospects for both deflation and market intervention have caused the price of 10-year Treasuries to fall by almost 9% between mid-June and the end of July, as the yield rose to nearly 4.5%. As of September 30, 2003, the 10-year Treasury yield dipped down to 3.94%.

Except for CMBS and short-term securities, the investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2002.

Portfolio allocations to CMBS increased due to the asset class's stable spreads and high quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties. Short-term securities have increased primarily due to the receipt of operating cash flows awaiting investment in longer term securities and from the collateral obtained related to the Company's securities lending program.

For a discussion of risk factors associated with sectors with significant unrealized loss positions, please see the sector risk factor commentary under the Total Securities with Unrealized Loss Greater than Six Months by type schedule in this section of the MD&A.

The following table identifies fixed maturities by credit quality, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                               SEPTEMBER 30, 2003                     DECEMBER 31, 2002
                                                     -------------------------------------  -------------------------------------
                                                                                PERCENT OF                             PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR   AMORTIZED                 TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE        COST      FAIR VALUE      VALUE
---------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies         $     3,869  $     3,975       8.5%    $     3,596  $     3,737       9.2%
AAA                                                        7,346        7,783      16.6%          6,519        6,960      17.2%
AA                                                         4,070        4,323       9.1%          4,161        4,396      10.9%
A                                                         12,664       13,630      29.1%         11,745       12,467      30.8%
BBB                                                       11,110       11,889      25.4%          9,211        9,665      23.9%
BB & below                                                 2,231        2,313       4.9%          2,148        2,084       5.2%
Short-term                                                 3,002        3,002       6.4%          1,153        1,153       2.8%
---------------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED MATURITIES                            $    44,292  $    46,915     100.0%    $    38,533  $    40,462     100.0%
=================================================================================================================================
Total general account fixed maturities               $    33,254  $    35,237      75.1%    $    27,982  $    29,377      72.6%
Total guaranteed separate account fixed maturities   $    11,038  $    11,678      24.9%    $    10,551  $    11,085      27.4%
=================================================================================================================================

As of September 30, 2003 and December 31, 2002, over 95% and 94%, respectively, of the fixed maturity portfolio was invested in securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

                          BIG FIXED MATURITIES BY TYPE

                                                               SEPTEMBER 30, 2003                      DECEMBER 31, 2002
                                                     -------------------------------------  -------------------------------------
                                                                                PERCENT OF                             PERCENT OF
                                                      AMORTIZED                 TOTAL FAIR   AMORTIZED                 TOTAL FAIR
                                                         COST      FAIR VALUE      VALUE        COST      FAIR VALUE     VALUE
---------------------------------------------------------------------------------------------------------------------------------
ABS                                                  $       270  $       224       9.7%    $       176  $       151       7.2%
CMBS                                                         127          130       5.6%            117          124       6.0%
Corporate
  Basic industry                                             216          221       9.6%            226          227      10.9%
  Capital goods                                              112          114       4.9%            137          138       6.6%
  Consumer cyclical                                          249          265      11.5%            221          227      10.9%
  Consumer non-cyclical                                      287          295      12.8%            198          189       9.1%
  Energy                                                      78           84       3.6%             82           83       4.0%
  Financial services                                          11           12       0.5%             27           21       1.0%
  Technology and communications                              314          364      15.7%            445          411      19.7%
  Transportation                                              23           24       1.0%             21           21       1.0%
  Utilities                                                  339          342      14.8%            305          277      13.3%
Foreign government                                           187          220       9.5%            172          193       9.3%
Other [1]                                                     18           18       0.8%             21           22       1.0%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                               $     2,231  $     2,313     100.0%    $     2,148  $     2,084     100.0%
=================================================================================================================================
Total general account fixed maturities               $     1,444  $     1,493      64.5%    $     1,459  $     1,400      67.2%
Total guaranteed separate account fixed maturities   $       787  $       820      35.5%    $       689  $       684      32.8%
=================================================================================================================================

[1] Other represents tax-exempt municipal bonds, redeemable preferred stocks and real estate investment trusts.

As of September 30, 2003 and December 31, 2002 the Company held no issuer of a BIG security with a fair value in excess of 4% of the total period ended fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002, by length of time the security was in an unrealized loss position.

                    UNREALIZED LOSS AGING OF TOTAL SECURITIES

                                                      SEPTEMBER 30, 2003                     DECEMBER 31, 2002
                                           ------------------------------------   ------------------------------------
                                            AMORTIZED     FAIR       UNREALIZED   AMORTIZED       FAIR      UNREALIZED
                                               COST       VALUE         LOSS        COST         VALUE         LOSS
----------------------------------------------------------------------------------------------------------------------
Three months or less                       $    2,956   $    2,890    $  (66)     $   1,532   $     1,459   $    (73)
Greater than three months to six months           398          381       (17)         1,294         1,239        (55)
Greater than six months to nine months            263          253       (10)           568           508        (60)
Greater than nine months to twelve months         335          309       (26)         1,334         1,264        (70)
Greater than twelve months                      1,816        1,655      (161)         2,135         1,927       (208)
----------------------------------------------------------------------------------------------------------------------
TOTAL                                      $    5,768   $    5,488    $ (280)     $   6,863   $     6,397   $   (466)
======================================================================================================================
Total general account                      $    3,984   $    3,785    $ (199)     $   4,744   $     4,404   $   (340)
Total guaranteed separate account          $    1,784   $    1,703    $  (81)     $   2,119   $     1,993   $   (126)
======================================================================================================================

The decrease in the unrealized loss amount since December 31, 2002 is primarily the result of improved corporate fixed maturity credit quality and to a lesser extent asset sales, partially offset by an increase in interest rates. For further discussion, please see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.

As of September 30, 2003, fixed maturities represented $271, or 97%, of the Company's total unrealized loss. There were no fixed maturities as of September 30, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other than temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of September 30, 2003 and December 31, 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. As of September 30, 2003, no asset-backed securities had an unrealized loss in excess of $20. For a detailed discussion of the other than temporary impairment criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 1(g) of Notes to Consolidated Financial Statements, both of which are included in Hartford Life's 2002 Form 10-K Annual Report.

As of September 30, 2003 and December 31, 2002, the Company held no securities of a single issuer that were at an unrealized loss position in excess of 7% and 6%, respectively, of the total period ended unrealized loss amount.

The total securities in an unrealized loss position for longer than six months by type as of September 30, 2003 and December 31, 2002 are presented in the following table.

      TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                 SEPTEMBER 30, 2003                             DECEMBER 31, 2002
                                   --------------------------------------------  --------------------------------------------
                                                                     PERCENT OF                                    PERCENT OF
                                                                       TOTAL                                         TOTAL
                                   AMORTIZED     FAIR    UNREALIZED  UNREALIZED  AMORTIZED    FAIR     UNREALIZED  UNREALIZED
                                     COST        VALUE      LOSS        LOSS       COST       VALUE       LOSS        LOSS
-----------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables       $     170   $    109  $     (61)       31.0%  $      90   $     77  $     (13)       3.8%
  CDOs                                   174        146        (28)       14.2%        221        185        (36)      10.7%
  Credit card receivables                248        228        (20)       10.2%        373        328        (45)      13.3%
  MH receivables                          30         28         (2)        1.0%         21         20         (1)       0.3%
  Other ABS and CMBS                     756        744        (12)        6.1%        720        706        (14)       4.1%
Corporate
  Financial services                     687        647        (40)       20.3%        768        698        (70)      20.7%
  Technology and communications           20         18         (2)        1.0%        456        406        (50)      14.8%
  Transportation                          26         21         (5)        2.5%         60         50        (10)       3.0%
  Utilities                              137        123        (14)        7.1%        290        264        (26)       7.7%
  Other                                  149        140         (9)        4.6%        624        600        (24)       7.1%
Diversified equity mutual funds            5          4         (1)        0.5%         96         77        (19)       5.6%
Other securities                          12          9         (3)        1.5%        318        288        (30)       8.9%
-----------------------------------------------------------------------------------------------------------------------------
TOTAL                              $   2,414   $  2,217  $    (197)      100.0%  $   4,037   $  3,699  $    (338)     100.0%
=============================================================================================================================

Total general account              $   1,629   $  1,492  $    (137)       69.5%  $   2,760   $  2,524  $    (236)      69.8%

Total guaranteed separate account  $     785   $    725  $     (60)       30.5%  $   1,277   $  1,175  $    (102)      30.2%
=============================================================================================================================

The ABS in an unrealized loss position for six months or more as of September 30, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company's current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables - The securities supported by aircraft, aircraft lease payments and enhanced equipment trust certificates (together, "aircraft lease receivables") have continued to decline in value due to a reduction in lease payments and aircraft values driven by a decline in airline travel, which resulted in bankruptcies and other financial difficulties of airline carriers. As a result of these factors, significant risk premiums have been required by the market for securities in this sector, resulting in reduced liquidity and lower broker quoted prices. The level of recovery will depend on economic fundamentals and airline operating performance. Aircraft lease receivables will be further stressed if passenger air traffic declines or airlines liquidate rather than emerge from bankruptcy protection.

CDOs - Adverse CDO experience can be attributed to higher than expected default rates on the collateral, particularly in the technology and utilities sectors, and lower than expected recovery rates. Improved economic and operating fundamentals of the underlying security issuers should lead to improved pricing levels.

Credit card receivables - The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the year, the Company believes that this sub-sector will continue to be under stress and expects holdings to be very sensitive to changes in collateral performance.

As of September 30, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position were corporate fixed maturities primarily within the financial services and utilities sectors.

Financial Services - The financial services securities in an unrealized loss position are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

Utilities - The utilities sector remains adversely impacted by several events that primarily occurred in 2001 including the bankruptcy of Enron Corp., the decline in the energy trading industry and the regulatory, political and legal affect of the California Utility Crisis. These events led to credit downgrades, which continue to negatively impact security price levels. Companies have begun to reduce leverage, selling various non-core businesses and have secured liquidity sources either through capital market issuances or bank lines to support cash flow needs. Improved credit fundamentals coupled with increased energy prices and demand should allow the price of these companies' securities to improve.

As part of the Company's security ongoing monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other than temporary impairments as of September 30, 2003 and December 31, 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, as well as the evaluation of the fundamentals of the issuers' financial condition, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed primarily as a result of a market dislocation and generally poor cyclical economic conditions and sentiment. See "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 1(g) of Notes to Consolidated Financial Statements both included in Hartford Life's 2002 Form 10-K Annual Report.

The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

The following table presents the Company's unrealized loss aging for BIG and equity securities, including guaranteed separate accounts, as of September 30, 2003 and December 31, 2002.

               UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES

                                                    SEPTEMBER 30, 2003                DECEMBER 31, 2002
                                            --------------------------------  ---------------------------------
                                            AMORTIZED    FAIR     UNREALIZED  AMORTIZED    FAIR      UNREALIZED
                                              COST       VALUE       LOSS        COST      VALUE        LOSS
---------------------------------------------------------------------------------------------------------------
Three months or less                        $     245   $   234    $    (11)  $     162   $     130   $   (32)
Greater than three months to six months            82        75          (7)        208         185       (23)
Greater than six months to nine months             58        56          (2)        175         145       (30)
Greater than nine months to twelve months          65        56          (9)        330         293       (37)
Greater than twelve months                        391       324         (67)        501         431       (70)
---------------------------------------------------------------------------------------------------------------
TOTAL                                       $     841   $   745    $    (96)  $   1,376   $   1,184   $  (192)
===============================================================================================================
Total general account                       $     660   $   581    $    (79)  $   1,044   $     887   $  (157)
Total guaranteed separate account           $     181   $   164    $    (17)  $     332   $     297   $   (35)
===============================================================================================================

Similar to the decrease in the Unrealized Loss Aging of Total Securities table from December 31, 2002 to September 30, 2003, the decrease in the BIG and equity security unrealized loss amount was primarily the result of improved corporate fixed maturity credit quality and to a lesser extent assets sales, partially offset by an increase in interest rates. For further discussion, please see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.

The BIG and equity securities in an unrealized loss position for longer than six months by type as of September 30, 2003 and December 31, 2002 are presented in the following table.

 BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                   SEPTEMBER 30, 2003                           DECEMBER 31, 2002
                                     -------------------------------------------  -------------------------------------------
                                                                      PERCENT OF                                   PERCENT OF
                                                                        TOTAL                                        TOTAL
                                     AMORTIZED    FAIR    UNREALIZED  UNREALIZED  AMORTIZED    FAIR    UNREALIZED  UNREALIZED
                                       COST       VALUE      LOSS        LOSS       COST       VALUE      LOSS        LOSS
-----------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables         $      58   $   36   $     (22)     28.2%    $      --   $    --  $      --         --
  CDOs                                      47       38          (9)     11.5%            2         1         (1)       0.7%
  Credit card receivables                   53       36         (17)     21.8%           36        23        (13)       9.5%
  Other ABS and CMBS                        45       40          (5)      6.4%           42        36         (6)       4.4%
Corporate
  Financial Services                        65       61          (4)      5.1%           88        83         (5)       3.6%
  Technology and communications             15       14          (1)      1.3%          218       181        (37)      27.0%
  Transportation                             9        7          (2)      2.6%           13        10         (3)       2.2%
  Utilities                                122      110         (12)     15.4%          158       138        (20)      14.6%
  Other                                     92       88          (4)      5.1%          247       229        (18)      13.1%
Diversified equity mutual funds              5        4          (1)      1.3%           96        77        (19)      13.9%
Other securities                             3        2          (1)      1.3%          106        91        (15)      11.0%
-----------------------------------------------------------------------------------------------------------------------------
TOTAL                                $     514   $  436   $     (78)    100.0%    $   1,006   $   869  $    (137)     100.0%
=============================================================================================================================

Total general account                $     393   $  332   $     (61)     78.2%    $     745   $   636  $    (109)      79.6%

Total guaranteed separate account    $     121   $  104   $     (17)     21.8%    $     261   $   233  $     (28)      20.4%
=============================================================================================================================

For a discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, if customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and Individual Life segments, where a heavy concentration of equity-linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. The Company currently records the death benefit costs, net of reinsurance, as they are incurred. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Investment Products segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2003 was $16.2 billion. Due to the fact that 77% of this amount is reinsured, the net exposure is $3.7 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $110 to $368 for these contracts. The median of the stochastically generated investment performance scenarios was $176.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 2 (f).

In the first quarter of 2004, the Company will adopt the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. Based on management's preliminary review of the SOP and current market conditions, the unrecorded GMDB liabilities, net of reinsurance, are estimated to be between $60 and $70 at September 30, 2003. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves is expected to result in a reduction of net income of between $30 and $40. The ultimate actual impact on the Company's financial statements will differ from management's current estimates and will depend in part on market conditions and other factors at the date of adoption.

In addition, the Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact that guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

Declines in the equity market may increase the Company's exposure to benefits under these contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using capital market instruments.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $2.8 billion and $1.3 billion as of September 30, 2003 and December 31, 2002, respectively.

The capital structure of Hartford Life as of September 30, 2003 and December 31, 2002 consisted of debt and equity, summarized as follows:

                                                                                 SEPTEMBER 30, 2003     DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Short-term debt                                                                       $    200              $     -
Long-term debt                                                                           1,155                1,125
Company obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely parent junior subordinated debentures (TruPS)                     450                  450
-------------------------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                          $  1,805              $ 1,575
-------------------------------------------------------------------------------------------------------------------------
Equity excluding net unrealized gains (losses) on securities, net of tax              $  5,416              $ 4,941
Net unrealized capital gains (losses) on securities, net of tax                            991                  747
-------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                                          $  6,407              $ 5,688
-------------------------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION (1)                                                            $  7,221              $ 6,516
-------------------------------------------------------------------------------------------------------------------------
Debt to equity (1) (2)                                                                      33%                  32%
Debt to capitalization (1) (2)                                                              25%                  24%
-------------------------------------------------------------------------------------------------------------------------

(1)  Excludes unrealized gain on securities and other, net of tax.

(2) Excluding TruPS, the debt to equity ratios were 25% and 23% as of September 30, 2003 and December 31, 2002, respectively, and the debt to capitalization ratio was 19% and 17% as of September 30, 2003 and December 31, 2002, respectively.

CAPITALIZATION

The Company's total capitalization, excluding unrealized gain on securities and other, net of tax, increased $705, or 11%, as of September 30, 2003, as compared to December 31, 2002. This increase was primarily the result of earnings and additional related party debt borrowings, partially offset by dividends declared.

DIVIDENDS

The Company declared $52 in dividends for the nine months ended September 30, 2003 to Hartford Holdings, Inc. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

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

On August 28, 2003, following the August 19, 2003 filing of The Hartford's $3 billion shelf registration statement A.M. Best Co. assigned indicative ratings of "a-" for senior unsecured debt, "bbb+" for subordinated debt, and "bbb" for trust preferred securities of The Hartford Trust associated with the shelf registration statement.

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

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating of The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of the capital-raising activities. The outlook is stable.

On May 14, 2003, Moody's downgraded the debt ratings of both The Hartford Financial Services Group, Inc. and the Company to A3 from A2 and their short-term commercial paper ratings to P-2 from P-1. The outlook on all of the ratings except for the P-2 rating on commercial paper is negative.

On May 13, 2003, A.M. Best affirmed the financial strength ratings of A+ (Superior) of The Hartford Fire Intercompany Pool and the main operating life insurance subsidiaries of the Company. Concurrently, A.M. Best downgraded to "a-" from "a+" the senior debt ratings of The Hartford Financial Services Group, Inc. and the Company and removed the ratings from under review.

The following table summarizes Hartford Life's significant United States member companies' financial ratings from the major independent rating organizations as of November 5, 2003:

                                                                                              STANDARD &
                                                A.M. BEST        FITCH          MOODY'S         POOR'S
--------------------------------------------------------------------------------------------------------
INSURANCE RATINGS
    Hartford Life Insurance Company                A+             AA              Aa3             AA-
    Hartford Life and Accident                     A+             AA              Aa3             AA-
    Hartford Life and Annuity                      A+             AA              Aa3             AA-
--------------------------------------------------------------------------------------------------------
OTHER RATINGS
    Hartford Life, Inc.
        Senior debt                                a-              A              A3              A-
        Commercial paper                           --             F1              P-2             A-2
    Hartford Life Capital I and II
        trust preferred securities                bbb             A-             Baa1             BBB
     Hartford Life Insurance Company:
       Short Term Rating                           --             --             P-2              A-1+

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. The statutory surplus for the Company was approximately $3.6 billion as of September 30, 2003 and $3.0 billion as of December 31, 2002.

CASH FLOWS

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                            -----------------
                                             2003       2002
-------------------------------------------------------------
Cash provided by operating activities      $ 1,075    $   850
Cash used for investing activities          (3,535)    (3,694)
Cash provided by financing activities        2,577      2,866
Cash - end of period                           293        194

The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables and payables in the first nine months of 2003. The decrease in cash provided by financing activities primarily relates to less general account activity during the first nine months of 2003 compared to the prior year period. The decrease in cash used for investing activities was primarily due to fewer purchases of investments compared to the prior year period. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

EQUITY MARKETS

For a discussion of the equity markets impact to capital and liquidity, see the Capital Markets Risk Management under "Market Risk".

LIQUIDITY REQUIREMENTS

Hartford Life, Inc. is a holding company which relies upon operating cash flow in the form of dividends from its subsidiaries, which enables it to service debt, pay dividends to its parent, and pay certain business expenses. The insurance holding company laws of the jurisdictions in which Hartford Life's insurance subsidiaries are incorporated (or deemed commercially domiciled) limit the payment of dividends. As of October 31, 2003, our insurance subsidiaries have paid $139 and are permitted to pay up to a maximum of approximately $163 in additional dividends for the remainder of 2003 without prior approval from the applicable insurance commissioner.

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

LEGISLATIVE INITIATIVES

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on the Company's sales of variable annuities and other investment products. In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, reductions in certain individual tax rates and the estate tax, reductions in benefits currently received by the Company stemming from the dividends received deduction, changes to the tax treatment of deferred compensation arrangements, and changes to investment vehicles and retirement savings plans and incentives. Prospects for enactment and the ultimate market effect of these proposals are uncertain. Any potential effect to the Company's financial condition or results of operations from the Jobs and Growth Act of 2003 or future tax proposals cannot be reasonably estimated at this time.

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the Federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

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

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2003.

Change in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K: None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HARTFORD LIFE, INC.

                                    /s/  Ernest M. McNeill Jr.
                                    --------------------------------------------
                                    Ernest M. McNeill Jr.
                                    Vice President and Chief Accounting Officer

November 5, 2003

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                    FORM 10-Q
                                 EXHIBITS INDEX

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