Form 10-K
period 2003-12-31
HARTFORD LIFE INC
filed 2004-03-01
CIK 1032204

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ______________

                        Commission file number 001-12749

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

Securities registered pursuant to Section 12(b) of the Act:
 7.2% Trust Preferred Securities, Series A, issued by Hartford Life Capital I 7.625% Trust Preferred Securities, Series B, issued by Hartford Life Capital II

Securities registered pursuant to Section 12(g) of the Act:
 6.90% Notes due June 15, 2004
 7.10% Notes due June 15, 2007
 7.65% Debentures due June 15, 2027
 7.375% Senior Notes due March 1, 2031

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2003 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

As of February 20, 2004, there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

==============================================================================

                                    CONTENTS

            ITEM                        DESCRIPTION                                         PAGE
PART I       1     Business of Hartford Life*                                                  3
             2     Properties*                                                                11
             3     Legal Proceedings                                                          12
             4     **

PART II      5     Market for Hartford Life's Common Stock and Related Stockholder Matters    12
             6     **
             7     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations*                                                     13
            7A     Quantitative and Qualitative Disclosures About Market Risk                 49
             8     Financial Statements and Supplementary Data                                49
             9     Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                       49
            9A     Controls and Procedures                                                    49

PART III    10     **
            11     **
            12     **
            13     **
            14     Principal Accounting Fees and Services                                     50

PART IV     15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K           50
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

*  Item prepared in accordance with General Instruction I (2) of Form 10-K

** Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

ITEM 1.  BUSINESS OF HARTFORD LIFE
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT FOR SHARE DATA, UNLESS OTHERWISE STATED)

GENERAL

Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company"), an indirect subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford"), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) investment products, including variable annuities, fixed market value adjusted ("MVA") annuities, mutual funds and retirement plan services for the savings and retirement needs of over 1.5 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 735,000 customers,
(iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) corporate owned life insurance, which includes life insurance policies purchased by a company on the lives of its employees. The Company is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. The Company's strong position in each of its core businesses provides an opportunity to increase the sale of the Company's products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. In an effort to advance the Company's strategy of growing its businesses, The Hartford acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation on December 31, 2003, and the individual life insurance, annuity and mutual fund businesses of Fortis on April 2, 2001. (For additional information, see the Capital Resources and Liquidity section of the Management's Discussion and Analysis ("MD&A") section and Note 17 of Notes to Consolidated Financial Statements). In addition, Hartford Life's Japanese operation achieved $3.7 billion, $1.4 billion and $462 in variable annuity sales for the years ended December 31, 2003, 2002 and 2001, respectively. The growth in sales was the primary reason for the increased account values related to Japan, which grew to more than $6.2 billion as of December 31, 2003 up from $1.7 billion at December 31, 2002.

Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2003. In the past year, the Company's total assets under management, which include $22.5 billion of third-party assets invested in the Company's mutual funds and 529 College Savings Plans, increased 27% to $210.1 billion at December 31, 2003 from $165.1 billion at December 31, 2002. Hartford Life generated revenues of $8.1 billion, $6.9 billion and $7.4 billion in 2003, 2002 and 2001, respectively. Additionally, the Company generated net income of $769, $557 and $685 in 2003, 2002 and 2001, respectively.

CUSTOMER SERVICE, TECHNOLOGY AND ECONOMIES OF SCALE

The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company's efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for variable annuities, Hartford Life was awarded the 2003 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the eighth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award's existence. Also, in 2003 the Company earned its first DALBAR Awards for Mutual Fund and Retirement Plan Service which recognize Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Additionally, the Company's Individual Life segment won its third consecutive DALBAR award for service of life insurance customers and its second DALBAR Intermediary Service Award in 2003.

RISK MANAGEMENT

The Company's product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit ("GMDB") and guaranteed minimum withdrawal benefit ("GMWB") offered with variable annuity products, equity market volatility. As of December 31, 2003, the Company had limited exposure to disintermediation risk on approximately 96% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with guaranteed minimum death benefits. The Company also uses reinsurance in combination with derivative instruments to minimize the volatility associated with the GMWB liability.

REPORTING SEGMENTS

Hartford Life, headquartered in Simsbury, Connecticut, is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company includes in "Other" corporate items not directly allocable to any of its reportable operating segments, principally interest expense, as well as its international operations, which are primarily located in Japan and Brazil, realized capital gains and losses and intersegment eliminations. The following is a description of each segment, including a discussion of principal products, methods of distribution and competitive environments. Additional information on Hartford Life's segments may be found in the MD&A and Note 16 of Notes to Consolidated Financial Statements.

Investment Products

The Investment Products segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment's assets under management grew to $146.5 billion at December 31, 2003 from $110.2 billion at December 31, 2002. Investment Products generated revenues of $3.8 billion, $3.1 billion and $3.3 billion in 2003, 2002 and 2001, respectively, of which individual annuities accounted for $1.8 billion for 2003 and $1.5 billion for 2002 and 2001. Net income in the Investment Products segment was $510, $432 and $463 in 2003, 2002 and 2001, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $16.5 billion, $11.6 billion and $10.0 billion in 2003, 2002 and 2001, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $15.7 billion, $10.3 billion and $9.0 billion in 2003, 2002 and 2001, respectively. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company's total account value related to individual annuity products was $97.7 billion as of December 31, 2003. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products. In 2002, the Company's total account value related to individual annuity products was $74.9 billion. Of this total account value, $64.3 billion, or 86%, related to individual variable annuity products and $10.6 billion, or 14%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, Hartford Life continues to emerge as a significant participant in the mutual fund business. In 2003 The Hartford mutual funds reached $20 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight. As of December 31, 2003, retail mutual fund assets were $20.3 billion. The Company is also among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as "401(k)") and to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as "Section 457" and "403(b)", respectively). The Company also provides structured settlement contracts, terminal funding products and other investment products such as guaranteed investment contracts ("GICs"). In 2002, the Company began selling a 529 college savings product.

Principal Products

Individual Variable Annuities -- Hartford Life earns fees, based on policyholders' account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company's general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company's general account into one or more non-guaranteed separate accounts. Additionally, the Investment Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company's individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to

8% of the contract's deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $86.5 billion as of December 31, 2003, have grown from $64.3 billion as of December 31, 2002, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 90% and 88% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2003 and 2002, respectively.

In August 2002, the Company introduced Principal First, a new guaranteed withdrawal benefit rider which is sold in conjunction with the Company's variable annuity contracts. The Principal First rider provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed 7% of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater.

The assets underlying the Company's variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP ("Wellington"); Hartford Investment Management Company ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. ("Putnam"); American Funds; MFS Investment Management ("MFS"); Franklin Templeton Group; and AIM Investments ("AIM"). All have an interest in the continued growth in sales of the Company's products and enhance the marketability of the Company's annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of four of the nation's most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has emerged as the industry leader in terms of retail sales. In addition, the Director variable annuity, which is managed in part by Wellington, ranks second in the industry in terms of retail sales.

Fixed MVA Annuities -- Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company's investment return, mortality experience or expenses. The Company's primary fixed MVA annuities have terms varying from one to ten years with an average term of approximately four years. Account values of fixed MVA annuities were $11.2 billion and $10.6 billion as of December 31, 2003 and 2002, respectively.

Mutual Funds -- In September 1996, Hartford Life launched a family of retail mutual funds for which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 34 funds, including the addition of the Hartford Equity Income Fund introduced in 2003. The Company's funds are managed by Wellington and Hartford Investment Management. The Company has entered into agreements with over 960 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company's consolidated financial statements. Total retail mutual fund assets under management were $20.3 billion and $14.1 billion as of December 31, 2003 and 2002, respectively.

Governmental -- The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2003, the Company administered over 3,000 plans under Section 457 and 403(b). Total governmental assets under management were $9.7 billion and $7.9 billion as of December 31, 2003 and 2002, respectively.

Corporate -- The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2003, the Company administered over 4,100 Section 401(k) plans. Total corporate assets under management were $5.2 billion and $3.4 billion as of December 31, 2003 and 2002, respectively.

Institutional Investment Products -- The Company sells the following institutional investment products; structured settlements, GICs and other short term funding agreements, institutional mutual funds and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans. Structured settlement contracts provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. The Company's structured settlements are sold through The Hartford's Property & Casualty insurance operations as well as specialty brokers. Total institutional investment products assets under management were $13.1 billion and $9.9 billion as of December 31, 2003 and 2002, respectively. The increase in the institutional investment products assets under management was the result of strong sales totaling $3.4 billion, $2.0 billion and $2.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

Section 529 Plans - Hartford Life introduced a tax advantaged college savings product ("529 plan") in March 2002 called SMART 529. SMART 529 is a state-sponsored education savings program established by the State of West Virginia which offers an easy way for both residents of West Virginia and out-of-state participants to plan for a college education. In 1996, Congress created a tax-advantaged college savings program as part of Section 529 of the Internal Revenue Code (the "Code"). The 529 Plan is an investment plan operated by a state, designed to help families save for future college costs. On January 1, 2002, 529 Plans became federal tax-exempt for qualified withdrawals. In July 2003, the Company began selling a multi-manager 529 product.

SMART 529 is designed to be flexible by allowing investors to choose from a wide variety of investment portfolios to match their risk preference to help investors accumulate savings for college. An individual can open a SMART 529 account for anyone, at any age. The SMART 529 product complements the Company's existing offering of investment products (mutual funds, variable annuities, 401(k), 457 and 403(b) plans). It also leverages the Company's capabilities in distribution, service and fund performance. Total 529 Plan assets under management were $259 and $87 as of December 31, 2003 and 2002, respectively.

Marketing and Distribution

The Investment Products distribution network is based on management's strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company's marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company's retail investment products to customers is consummated).

Hartford Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2003, the Company was selling products through the 25 largest retail banks in the United States. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company's primary wholesaler of its individual annuities and mutual funds is its wholly-owned subsidiary, PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively "PLANCO"). PLANCO is one of the nation's largest wholesalers of individual annuities and has played a significant role in The Hartford's growth over the past decade. As a wholesaler, PLANCO distributes the Company's fixed and variable annuities, mutual funds, 401(k) plans and 529 Plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 457 market, as well as access to the Section 401(k) market, to sell its products and services in the retirement plan and institutional markets.

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

Regulatory Developments

Recently, there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company, like many others in the financial services industry, has received requests for information from the Securities and Exchange Commission and a subpoena from the New York Attorney General's Office, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to cooperate fully with these regulatory agencies in responding to these requests. In addition, representatives from the SEC's Office of Compliance Inspections and Examinations recently concluded an on-site compliance examination of the Company's variable annuity and mutual fund operations.

The Company's mutual funds are available for purchase by the separate accounts of different variable life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against the Company with respect to certain owners of older variable annuity products, the Company's ability to restrict transfers by these owners is limited.

A number of companies recently have announced settlements of enforcement actions with various regulatory agencies, primarily the Securities and Exchange Commission and the New York Attorney General's Office. No such action has been initiated against the Company. It is possible that one or more regulatory agencies may pursue action against the Company in the future.

INDIVIDUAL LIFE

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients. The individual life business acquired from Fortis in 2001 added significant scale to the Company's Individual Life segment, contributing to a significant increase in life insurance in force in that year. As of December 31, 2003, life insurance in force increased 3% to $130.8 billion, from $126.7 billion as of December 31, 2002. Account values increased 15% to $8.7 billion as of December 31, 2003 from $7.6 billion as of December 31, 2002. Revenues were $982, $958 and $890 for the years ended December 31, 2003, 2002 and 2001, respectively. Net income in the Individual Life segment was $145, $133 and $121 for the years ended December 31, 2003, 2002 and 2001, respectively.

Principal Products

Hartford Life holds a significant market share in the variable universal life product market and is the number one seller of variable life insurance, according to the Tillinghast Value Survey. In 2003, the Company's sales of individual life insurance were 54% variable universal life, 41% universal life and other, and 5% term life insurance.

Variable Universal Life -- Variable universal life provides life insurance with a return linked to an underlying investment portfolio and the Company allows policyholders to determine their asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company's second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable universal life account values were $4.7 billion and $3.6 billion as of December 31, 2003 and 2002, respectively.

Universal Life and Interest Sensitive Whole Life -- Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period. The Company also sells second-to-die universal life insurance policies similar to the variable universal life insurance product offered. Universal life and interest sensitive whole life account values were $3.3 and $3.1 billion as of December 31, 2003 and 2002, respectively.

Marketing and Distribution

Consistent with the Company's strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. These include independent life insurance sales professionals; agents of other companies; national, regional and independent broker-dealers; banks, financial planners, certified public accountants and property and casualty insurance organizations. The primary organization used to wholesale Hartford Life's products to these outlets is a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system. Additional distribution is provided through Woodbury Financial Services, a subsidiary retail broker dealer and other marketing relationships.

Competition

The Individual Life segment competes with approximately 1,200 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.

GROUP BENEFITS

The Group Benefits segment sells group life and group disability insurance, as well as other products, including medical stop loss, accidental death and dismemberment, travel accident and other special risk coverage to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one, two or three year rate guarantees depending upon the product. In the disability market, the Company focuses on strong risk and claims management to derive a competitive advantage. The Group Benefits segment generated revenues of $2.6 billion for the years ended December 31, 2003 and 2002, and $2.5 billion for the year ended December 31, 2001, of which group disability insurance accounted for $1.1 billion in each of the three years and group life insurance accounted for $935, $887 and $763, respectively. The Company held group disability reserves of $4.0 billion and $2.5 billion and group life reserves of $1.2 billion and $765, as of December 31, 2003 and 2002, respectively. Net income in the Group Benefits segment was $148, $128 and $106 for the years ended December 31, 2003, 2002 and 2001, respectively.

As previously mentioned, Hartford Life acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation on December 31, 2003. This acquisition will increase the scale of the Company's group life and disability operations, expand the Company's distribution and enhance the Company's capability to deliver outstanding products and services.

Principal Products

Group Disability -- Hartford Life is one of the largest participants in the "large case" market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 500 employees in a particular company. The Company is continuing its focus on the "small case" and "medium case" group markets, emphasizing name recognition and reputation as well as the Company's managed disability approach to claims and administration. The Company's efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation. Over the last several years, the focus of new disability products introduced is to provide incentives for employees to return to independence. The Company also works with disability claimants to improve the receipt rate of Social Security offsets (i.e., reducing payment of benefits by the amount of Social Security payments received).

The Company's short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the employee's earned income up to a specified maximum benefit) to insured employees when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90 or 180 day waiting period and generally continue providing benefits until the employee is no longer disabled or until the employee reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the employee's earned income up to a specified maximum benefit.

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

Other -- Hartford Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company also provides travel accident, hospital indemnity and other coverages (including group life and disability) primarily to individual membership of various associations, as well as employee groups. A significant Medicare supplement customer of the company had been the members of the Retired Officers Association, an organization consisting of retired military officers. Congress passed legislation, effective in the fourth quarter of 2001, whereby retired military officers age 65 and older will receive full medical insurance, eliminating the need for Medicare supplement insurance. This legislation reduced the Company's Military Medicare supplement premium revenue to zero after 2001.

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

Competition

The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, the Company's relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants over the past few years.

CORPORATE OWNED LIFE INSURANCE ("COLI")

Hartford Life is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI, leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities.

Variable COLI account values were $21.0 billion and $19.7 billion as of December 31, 2003 and 2002, respectively. Leveraged COLI account values decreased to $2.5 billion as of December 31, 2003 from $3.3 billion as of December 31, 2002, primarily due to surrender activity. COLI generated revenues of $483, $592 and $719 for the years ended December 31, 2003, 2002 and 2001, respectively and net
(loss) income of $(1), $32 and $37 for the years ended December 31, 2003, 2002 and 2001, respectively.

RESERVES

In accordance with applicable insurance regulations under which the Company operates, life insurance subsidiaries of Hartford Life establish and carry as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on Hartford Life reserves may be found in the Critical Accounting Estimates section of the MD&A under "Reserves".

CEDED REINSURANCE

In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2003, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company has reinsured the majority of the minimum death benefit guarantees and the guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. The majority of variable annuity contracts issued since August 2002 include a guaranteed minimum withdrawal benefit ("GMWB") rider. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Beginning July 7, 2003, substantially all new contracts with the GMWB were not covered by reinsurance as the Company had exceeded the limit in the existing reinsurance agreement prior to that date. As of December 31, 2003, approximately $11 billion or 64% of variable annuity account value with GMWB was reinsured. Ceded reinsurance does not relieve the Company of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2003, 2002 and 2001, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for the Company's recapture of a block of business previously reinsured with an unaffiliated reinsurer. For further discussion see Note 12 in "Notes to Consolidated Financial Statements".

INVESTMENT OPERATIONS

An important element of the financial results of Hartford Life is return on invested assets. The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters.

The investment portfolios of the Company are managed by Hartford Investment Management. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of the Company's general account and guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity, relative to that of policyholder and corporate obligations.

For a further discussion of Hartford Life's approach to managing risks, including derivative utilization, see the Investments and Capital Markets Risk Management sections, of the MD&A, as well as Note 2 of Notes to Consolidated Financial Statements.

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

Most states have enacted legislation that regulates insurance holding company systems such as The Company. This legislation provides that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department's prior approval.

The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The Company's international operations are comprised of insurers licensed in their respective countries and, therefore, are subject to the generally less restrictive domestic insurance regulations.

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

NAIC PROPOSALS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "NAIC Codification".

DEPENDENCE ON CERTAIN THIRD PARTY RELATIONSHIPS

Reference is made to the Regulatory Matters and Contingencies section of the MD&A under "Dependence on Certain Third Party Relationships".

EMPLOYEES

The Company had approximately 7,500 employees at December 31, 2003.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in Simsbury, Connecticut. The Company's home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (Hartford Fire), a direct subsidiary of The Hartford. This lease expires in the year 2009. Expenses associated with these offices are allocated on a direct basis to The Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is or may become involved in various kinds of legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

Bancorp Services, LLC - In the third quarter of 2003, Hartford Life Insurance Company ("HLIC") and its affiliate International Corporate Marketing Group, LLC ("ICMG") settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The dispute was the subject of litigation in the United States District Court for the Eastern District of Missouri, in which Bancorp obtained in 2002 a judgment exceeding $134 against HLIC and ICMG after a jury trial on the trade secret and breach of contract claims, and HLIC and ICMG obtained summary judgment on the patent infringement claim. Based on the advice of legal counsel following entry of the judgment, the Company recorded an $11 after-tax charge in the first quarter of 2002 to increase litigation reserves. Both components of the judgment were appealed.

Under the terms of the settlement, The Hartford will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement. In November of 2003, the Company paid the initial $70 of the settlement.

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to The Hartford's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

PART II

ITEM 5. MARKET FOR HARTFORD LIFE'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company's outstanding shares are ultimately owned by The Hartford. As of February 20, 2004, the Company had issued and outstanding 1,000 shares of Common Stock at $0.01 par value per share. There is no established public trading market for the Company's Common Stock.

For a discussion regarding the Company's payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under "Dividends" and "Liquidity Requirements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of December 31, 2003, compared with December 31, 2002, and its results of operations for the three years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the response of reinsurance companies under reinsurance contracts, the impact of increasing reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the possibility of more unfavorable loss experience than anticipated; the possibility of general economic and business conditions that are less favorable than anticipated; the effect of changes in interest rates, the stock markets or other financial markets; stronger than anticipated competitive activity; unfavorable legislative, regulatory or judicial developments; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX

Critical Accounting Estimates                              13
Consolidated Results of Operations: Operating Summary      18
Investment Products                                        20
Individual Life                                            22
Group Benefits                                             23
Corporate Owned Life Insurance (COLI)                      24
Investments                                                25
Investment Credit Risk                                     29
Capital Markets Risk Management                            36
Capital Resources and Liquidity                            42
Effect of Inflation                                        47
Impact of New Accounting Standards                         47

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; valuation of investments; valuation of derivative instruments; reserves and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At December 31, 2003 and 2002, the carrying value of the Company's DAC was $6.6 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs"), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2003 and 2002. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for both years ended December 31, 2003 and 2002.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at December 31, 2003. If the Company assumed a 9% average long-term rate of growth from December 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $65-$75, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $80-$95, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,112 on December 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of December 31, 2003, the Company believed variable annuity separate account assets could fall by at least 40% before portions of its DAC asset would be unrecoverable.

VALUATION OF INVESTMENTS AND DERIVATIVE INSTRUMENTS

The Company's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholder's equity as a component of accumulated other comprehensive income ("AOCI"). Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing services, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or "waterfall" approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, a significant percentage of the Company's asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer's credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer's industry and security's time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2003 and 2002, primarily consisted of non-144A private placements and have an average duration of 4.4 and 4.6, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2003 and 2002:

                                                         2003                                    2002
                                          ------------------------------------  ------------------------------------
                                           General and Guaranteed   Percentage   General and Guaranteed   Percentage
                                           Separate Account Fixed    of Total    Separate Account Fixed    of Total
                                          Maturities at Fair Value  Fair Value  Maturities at Fair Value  Fair Value
                                          ------------------------  ----------  ------------------------  ----------
Priced via independent market quotations       $    40,122             81.5%          $     31,422           77.7%
Priced via broker quotations                         3,273              6.7%                 4,949           12.2%
Priced via matrices                                  3,445              7.0%                 2,898            7.2%
Priced via other methods                               301              0.6%                   171            0.4%
Short-term investments [1]                           2,056              4.2%                 1,022            2.5%
                                               -----------            -----           ------------          -----
TOTAL                                          $    49,197            100.0%          $     40,462          100.0%
                                               ===========            =====           ============          =====
Total general accounts                         $    37,462             76.1%          $     29,377           72.6%
Total guaranteed separate accounts             $    11,735             23.9%          $     11,085           27.4%
                                               ===========            =====           ============          =====

[1] Short-term investments are valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security were sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("non-EITF Issue No. 99-20 securities"), that are depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Non-EITF Issue No. 99-20 securities depressed less than twenty percent or depressed twenty percent or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either independent market quotations for exchange traded derivative contracts, independent third party pricing sources or pricing valuation models which utilize independent third party data as inputs. Valuation of derivatives underlying the GMWB investment product is discussed below.

Valuation of Guaranteed Minimum Withdrawal Benefit Embedded Derivatives

An embedded derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. The Company has calculated the fair value of the guaranteed minimum withdrawal benefit ("GMWB") embedded derivative liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index is based on a blend of observed market "implied volatility" data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices is based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve is used to determine the present value of expected future cash flows produced in the stochastic projection process.

RESERVES

The Company's insurance subsidiaries establish and carry as liabilities actuarially determined reserves which are calculated to meet Hartford Life's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect The Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company's reserve levels and related future operations. Reserves also include unearned premiums, premium deposits, claims incurred but not reported ("IBNR") and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period. Certain investment contracts include provisions whereby a guaranteed minimum death benefit is provided in the event that the contractholder's account value at death is below the guaranteed value. Although the Company reinsures the majority of the death benefit guarantees associated with its in-force block of business, declines in the equity market may increase the Company's net exposure to death benefits under these contracts. In addition, these contracts contain various provisions for determining the amount of the death benefit guaranteed following the withdrawal of a portion of the account value by the policyholder. Partial withdrawals under certain of these contracts may not result in a reduction in the guaranteed minimum death benefit in proportion to the account value surrendered. The Company records the death benefit costs, net of reinsurance, as they are incurred. See Impact of New Accounting Standards section for a discussion of the Company's adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP") in 2004 and the recording of a liability for GMDB in accordance with the provisions of the SOP.

For the Company's group disability policies, the level of reserves is based on a variety of factors including particular diagnoses, termination rates and benefit levels.

ACCOUNTING FOR CONTINGENCIES

Management follows the requirements of SFAS No. 5 "Accounting for Contingencies". This statement requires management to evaluate each contingent matter separately. The evaluation is a two-step process, including: determining a likelihood of loss, and, if a loss is likely, developing a potential range of loss. Management establishes reserves for these contingencies at its "best estimate", or, if no one number within the range of possible losses is more likely than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation and tax matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services and other institutional products; individual and corporate owned life insurance; and, group benefit products, such as group life and group disability insurance.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) fully insured premiums; (c) certain other fees; and (d) net investment income on general account assets. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life and group disability insurance products.

The Company's expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, dividends to policyholders, costs of selling and servicing the various products offered by the Company, and other general business expenses.

The Company's profitability in its variable annuity, mutual fund and to a lesser extent, variable universal life businesses depends largely on the amount of its assets under management on which it earns fees and the level of fees charged. Changes in assets under management are comprised of two main factors: net flows, which measure the success of the Company's asset gathering and retention efforts (sales and other deposits less surrenders) and the market return of the funds, which is heavily influenced by the return on the equity markets. The profitability of the Company's fixed annuities depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in its variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the amortization of the deferred policy acquisition costs.

The Company's profitability in its individual life insurance and group benefits businesses depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, and the efficiency of its claims and expense management.

OPERATING SUMMARY

                                                                                    2003 VS.    2002
                                                                                      2002    VS. 2001
                                                                                      ----    --------
                                                     2003      2002       2001       CHANGE    CHANGE
                                                     ----      ----       ----       ------    ------
Fee income                                         $   2,760  $  2,577   $  2,633      7%        (2%)
Earned premiums                                        3,086     2,697      2,975     14%        (9%)
Net investment income                                  2,041     1,849      1,782     10%         4%
Other revenue                                            131       120        128      9%        (6%)
Net realized capital gains (losses)                       40      (308)      (136)    NM       (126%)
                                                   ---------  --------   --------    ---       ----
          TOTAL REVENUES                               8,058     6,935      7,382     16%        (6%)
                                                   ---------  --------   --------    ---       ----
Benefits, claims and claim adjustment expenses         4,616     4,158      4,444     11%        (6%)
Insurance operating costs and expenses                 1,535     1,438      1,390      7%         3%
Amortization of deferred policy acquisition costs
     and present value of future profits                 769       628        642     22%        (2%)
Interest expense                                         117       112        104      4%         8%
Goodwill amortization                                     --        --         24     --       (100%)
Other expenses                                            72        32         13    125%       146%
                                                   ---------  --------   --------    ---       ----
          TOTAL BENEFITS, CLAIMS AND EXPENSES          7,109     6,368      6,617     12%        (4%)
                                                   ---------  --------   --------    ---       ----
          INCOME BEFORE INCOME TAX EXPENSE AND
               CUMULATIVE EFFECT OF ACCOUNTING
               CHANGES                                   949       567        765     67%       (26%)
Income tax expense                                       180        10         54     NM        (81%)
                                                   ---------  --------   --------    ---       ----
Cumulative effect of accounting changes, net of
     tax[1]                                               --        --        (26)    --       (100%)
                                                   ---------  --------   --------    ---       ----
          NET INCOME                               $     769  $    557   $    685     38%       (19%)
                                                   =========  ========   ========    ===       ====

[1] For the year ended December 31, 2001, represents the cumulative impact of the Company's adoption of SFAS No. 133 of $(23) and EITF Issue 99-20 of $(3).

The Company is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI"). The Company also includes in an Other category its international operations, which are primarily located in Japan and Brazil; realized capital gains and losses; as well as corporate items not directly allocable to any of its reportable operating segments, principally interest expense; and intersegment eliminations. The Company defines the following as "NM" or not meaningful: increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

On December 31, 2003, the Company acquired CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses for $485 in cash. The purchase price paid on December 31, 2003, was based on a September 30, 2003 valuation of the business acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the business acquired. The Company currently estimates that adjustment to the purchase price to be an increase of $51 which primarily reflects the increase in the surplus of the business acquired in the fourth quarter of 2003. As a result of the acquisition being effective on December 31, 2003, there were no income statement effects recorded for the year ended December 31, 2003. On April 2, 2001, the Company acquired the United States individual life insurance, annuity and mutual fund businesses of Fortis. This transaction was accounted for as a purchase and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's consolidated results of operations. (For further discussion see Note 17 of Notes to Consolidated Financial Statements).

2003 COMPARED TO 2002 -- Revenues increased as a result of realized gains in 2003 as compared to realized losses in 2002. (See the Investments section for further discussion of investment results and related realized capital losses.) Also contributing to the increased revenues were higher earned premiums and net investment income in the Investment Products segment as compared to the prior year. The increase in earned premiums in Investment Products is attributed to higher sales in the institutional investment products business, specifically, in the terminal funding and structured settlement businesses. Additionally, net investment income increased due to higher general account assets in the individual annuity business and growth in assets in the institutional investments business. Fee income in the Investment Products segment was higher in 2003 compared to a year ago, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales. The Individual Life segment reported an increase in revenues in 2003 compared to a year ago driven by increases in fees and cost of insurance as life insurance inforce grew and aged, and variable universal life account values increased 30% due primarily to the growth in the equity markets. In addition, Group Benefits experienced an increase in revenues driven by increases in net investment income and earned premiums in 2003 as compared to a year ago. Partially offsetting these increases were lower fee income and net investment income in the COLI segment. The decrease in COLI net investment income for 2003 was primarily due to lower average leveraged COLI account values as a result of surrender activity. In addition, COLI had lower fee income due in part to lower sales in 2003, as compared to the prior year.

Benefits, claims and expenses increased primarily due to increases in the Investment Products segment associated with the growth in the individual annuity and institutional investments businesses discussed above. Partially offsetting this increase was a decrease in interest credited expenses in COLI related to the decline in leverage COLI account values. For the year ended December 31, 2003, COLI other expenses increased due to a $40 after-tax charge, associated with the settlement for the Bancorp Services, LLC ("Bancorp") litigation. (For further discussion of the Bancorp litigation, see Note 14 of Notes to Consolidated Financial Statements.)

Net income increased for the year ended December 31, 2003 due primarily to the growth in the Investment Products segment and a decrease in net realized capital losses compared to a year ago. Additionally, Group Benefits net income increased due principally to more favorable claims experience as compared to the prior year and continued expense management. Individual Life experienced earnings growth in 2003 due to increases in fee income, favorable mortality and growth in the in force business. Partially offsetting these increases was a decrease in COLI net income of $(33) for the year ended December 31, 2003, as compared to the prior year period. This decrease includes the effects of a year over year increase of $29 in the charge for the Bancorp litigation. In addition, there was an $8 after-tax impact recorded in the first quarter of 2002 related to favorable development on the Company's estimated September 11 exposure.

The effective tax rate increased in 2003 when compared with 2002 as a result of higher earnings and lower dividends received deduction ("DRD") related tax items. The tax provision recorded during 2003, reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. This compares with a tax benefit of $76 recorded in 2002. (See Note 14 of Notes Consolidated Financial Statements.) The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $87 as compared to $63 for the year ended December 31, 2002.

2002 COMPARED TO 2001 -- Revenues decreased, primarily driven by an increase in realized capital losses in 2002 as compared to the prior year. (See the Investments section for further discussion of investment results and related realized capital losses.) Additionally, COLI experienced a decline in revenues, as a result of the decrease in leveraged COLI account values as compared to a year ago, which was partially offset by revenue growth across the other operating segments. Revenues related to the Investment Products segment decreased, as a result of lower earned premiums in the institutional investment product business and a decline in revenues within the individual annuity operation. Lower assets under management due to the decline in the equity markets are the principal driver of declining revenues for the individual annuity operation. The Group Benefits Division experienced an increase in revenues, as a result of strong sales to new customers and solid persistency within the in-force block of business. Additionally, Individual Life revenues increased, as a result of increased life insurance inforce and the Fortis acquisition.

Total benefits, claims and expenses decreased due primarily to the revenue changes described above. Expenses decreased in the Investment Products segment, principally due to a lower change in reserve as a result of the lower earned premiums discussed above and a $31 increase in death benefits related to the individual annuity operation, as a result of depressed contractholder account values driven by the lower equity markets. In addition, 2002 expenses include $11, after-tax, of accrued expenses recorded within the COLI segment related to the Bancorp litigation. (For a discussion of the Bancorp litigation, see Note 14 of Notes to Consolidated Financial Statements.) Also included in 2002 expenses was an after-tax benefit of $8, recorded within "Other", associated with favorable development related to the estimated September 11 exposure.

Net income decreased, due primarily to lower income in Other as a result of higher realized capital losses and lower income in the Investment Products segment as a result of the lower equity markets. These declines were partially offset by increases in Group Benefits Division as a result of business growth and stable loss ratios and Individual Life primarily due to the Fortis acquisition. In addition, the Company recorded, in 2002, an $11 after-tax expense associated with the Bancorp Litigation and recognized an $8 after-tax benefit due to favorable development related to September 11. In 2001, the Company recorded a $20 after-tax loss related to September 11.

SEGMENT RESULTS

Below is a summary of net income (loss) by segment.

                                      2003       2002       2001
                                      ----       ----       ----
Investment Products                  $   510    $  432     $  463
Individual Life                          145       133        121
Group Benefits                           148       128        106
Corporate Owned Life Insurance            (1)       32         37
Other                                    (33)     (168)       (42)
                                     -------    ------     ------
   NET INCOME                        $   769    $  557     $  685
                                     -------    ------     ------

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

INVESTMENT PRODUCTS

OPERATING SUMMARY

                                                                                        2003 VS.  2002 VS.
                                                                                          2002      2001
                                                          2003      2002        2001     CHANGE    CHANGE
                                                          ----      ----        ----     ------    ------
Fee income and other                                    $  1,744   $  1,631   $  1,724      7%       (5%)
Earned premiums                                              764        397        729     92%      (46%)
Net investment income                                      1,273      1,070        884     19%       21%
Net realized capital gains                                    27          9          2     NM        NM
                                                        --------   --------   --------     --       ---
          TOTAL REVENUES                                   3,808      3,107      3,339     23%       (7%)
                                                        --------   --------   --------     --       ---
Benefits, claims and claim adjustment expenses             1,993      1,454      1,652     37%      (12%)
Insurance operating costs and other expenses                 652        648        608      1%        7%
Amortization of deferred policy acquisition costs and
     present value of future profits                         542        444        461     22%       (4%)
                                                        --------   --------   --------     --       ---
          TOTAL BENEFITS, CLAIMS AND EXPENSES              3,187      2,546      2,721     25%       (6%)
                                                        --------   --------   --------     --       ---

          INCOME BEFORE INCOME TAX EXPENSE                   621        561        618     11%       (9%)
Income tax expense                                           111        129        155    (14%)     (17%)
                                                        --------   --------   --------     --       ---
          NET INCOME                                    $    510   $    432   $    463     18%       (7%)
                                                        ========   ========   ========     ==       ===
Individual variable annuity account values              $ 86,501   $ 64,343   $ 74,581     34%      (15%)
Other individual annuity account values                   11,215     10,565      9,572      6%       10%
Other investment products account values                  26,279     19,921     19,322     32%        3%
                                                        --------   --------   --------     --       ---
          TOTAL ACCOUNT VALUES                           123,995     94,829    103,475     31%       (8%)
Mutual fund assets under management                       22,462     15,321     16,809     47%        9%
                                                        --------   --------   --------     --       ---
          TOTAL ASSETS UNDER MANAGEMENT                 $146,457   $110,150   $120,284     33%       (8%)
                                                        ========   ========   ========     ==       ===

The Investment Products segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

2003 COMPARED TO 2002 -- Revenues in the Investment Products segment increased primarily driven by higher earned premiums and higher net investment income. The increase in earned premiums is due to higher sales of terminal funding and structured settlement products in the institutional investment products business. Net investment income increased due to higher general account assets. General account assets for the individual annuity business were $9.4 billion as of December 31, 2003, an increase of approximately $800 or 9% from 2002, due primarily to an increase in individual annuity sales, with the majority of those new sales electing to use the dollar cost averaging ("DCA") feature. The DCA feature allows policyholders to earn a credited interest rate in the general account for a defined period of time as their invested assets are systematically invested into the separate account funds. Additionally, net investment income related to other investment products increased as a result of the growth in average assets over the last twelve months in the institutional investment business, where related general account assets under management increased $2.4 billion, since December 31, 2002, to $10.4 billion as of December 31, 2003. Assets under management is an internal performance measure used by the Company since a significant portion of the Company's revenue is based upon asset values. These revenues increase or decrease with a rise or fall, respectively, in the level of average assets under management. Fee income in the Investment Products segment was higher in 2003 compared to a year ago, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year.

Total benefits, claims and expenses increased primarily due to higher terminal funding and structured settlement sales in the institutional investment business causing an increase in reserve levels and increased interest credited in the individual annuity operation as a result of higher general account asset levels. Additionally, amortization of deferred policy acquisition costs related to the individual annuity business increased due to higher gross profits.

Net income was higher driven by an increase in revenues in the individual annuity and other investment product operations as a result of the strong net flows and growth in the equity markets during 2003 and strong expense management. In addition, net income increased in 2003 compared to 2002 due to the favorable impact of $21, resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $81 as compared to $59 for the year ended December 31, 2002.

2002 COMPARED TO 2001 - Revenues in the Investment Products segment decreased, primarily due to lower earned premiums in the institutional investment products business and lower fee income related to the individual annuity operation as average account values decreased from $85.7 billion to $79.5 billion compared to prior year, primarily due to the lower equity markets. Partially offsetting these declines was an increase in net investment income, primarily driven by growth in the institutional investment product business, where related assets under management increased $669, or 7%, to $9.7 billion as of December 31, 2002.

Total benefits, claims and expenses decreased, due primarily to a lower change in reserve as a result of the lower earned premiums discussed above. Additionally, there was a decrease in amortization of policy acquisition costs related to the individual annuity business, which declined as a result of lower gross profits, driven by the decrease in fee income and the increase in death benefit costs. Partially offsetting these decreases were increases of $84, or 11%, in interest credited on general account assets, $61, or 6%, in commissions and wholesaling expenses, and $31 in individual annuity death benefit costs due to the lower equity markets. The increase in operating expenses was primarily driven by the mutual fund business.

Net income decreased, driven by the lower equity markets resulting in the decline in revenues in the individual annuity operation and increases in the death benefit costs incurred by the individual annuity operation.

OUTLOOK

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the "baby boom" generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. In addition, the Company believes that it has developed and implemented strategies to maintain and enhance its position as a market leader in the financial services industry. This was demonstrated by record individual annuity sales in 2003 of $16.5 billion (a 42% increase) compared to $11.6 billion and $10.0 billion in 2002 and 2001, respectively. Significantly contributing to the growth in sales was the introduction of Principal First, a guaranteed minimum withdrawal benefit rider, which was developed in response to our customers' needs. However, the competition is increasing in this market and as a result, the Company may not be able to sustain the level of sales attained in 2003. Based on VARDS, the Company had 12.6% market share as of December 31, 2003 as compared to 9.4% at December 31, 2002. Additionally, in 2003 The Hartford mutual funds reached $20 billion in assets faster than any other retail-oriented mutual fund family in history, according to Strategic Insight.

The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, the Company may experience stronger sales and higher net cash flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to the Company of individual annuities, such as GMDB and GMWB benefits. Conversely though, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to the Company of GMDB and GMWB benefits associated with individual annuities. The Company attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread based products sold in the Investment Products segment, the future growth will depend on the ability to earn targeted returns on new business, given competition and the future interest rate environment.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                                               2003 VS.      2002 VS.
                                                                                                 2002          2001
                                                                                                 ----          ----
                                                       2003        2002         2001            CHANGE        CHANGE
                                                       ----        ----         ----            ------        ------
Fee income and other                                $     747    $     705    $     643            6%           10%
Earned premiums                                           (20)          (8)           4         (150%)          NM
Net investment income                                     256          262          244           (2%)           8%
Net realized capital losses                                (1)          (1)          (1)           -             -
                                                    ---------    ---------    ---------         ----            --
          TOTAL REVENUES                                  982          958          890            3%            8%
                                                    ---------    ---------    ---------         ----            --
Benefits, claims and claim adjustment expenses            436          443          385           (2%)          15%
Amortization of deferred policy acquisition costs         176          160          168           10%           (5%)
Insurance operating costs and other expenses              161          159          159            1%            -
                                                    ---------    ---------    ---------         ----            --
          TOTAL BENEFITS, CLAIMS AND EXPENSES             773          762          712            1%            7%
                                                    ---------    ---------    ---------         ----            --
          INCOME BEFORE INCOME TAX EXPENSE                209          196          178            7%           10%
Income tax expense                                         64           63           57            2%           10%
                                                    ---------    ---------    ---------         ----            --
          NET INCOME                                $     145    $     133    $     121            9%           10%
                                                    =========    =========    =========         ====            ==

Variable universal life account values              $   4,725    $   3,648    $   3,993           30%           (9%)
                                                    ---------    ---------    ---------         ----            --
TOTAL ACCOUNT VALUES                                $   8,726    $   7,557    $   7,868           15%           (4%)
                                                    ---------    ---------    ---------         ----            --
Variable universal life insurance in force          $  67,031    $  66,715    $  61,617            -             8%
                                                    ---------    ---------    ---------         ----            --
TOTAL LIFE INSURANCE IN FORCE                       $ 130,798    $ 126,680    $ 120,269            3%            5%
                                                    ---------    ---------    ---------         ----            --

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.

2003 COMPARED TO 2002 - Revenues in the Individual Life segment increased primarily driven by increases in fees and cost of insurance charges as life insurance in force grew and aged, and variable universal life account values increased 30%, driven by the growth in the equity markets in 2003. These increases were partially offset by lower earned premiums and net investment income in 2003. The decrease in net investment income was due primarily to lower investment yields. Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased use of reinsurance.

Total benefits, claims and expenses increased, principally driven by an increase in amortization of deferred policy acquisition costs. These increases were partially offset by a decrease in benefit costs in 2003 as compared to 2002 due to favorable mortality rates compared to the prior year.

Net income increased due to increases in fee income and unusually favorable mortality. Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company's previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $4 as compared to $3 for the year ended December 31, 2002.

2002 COMPARED TO 2001 - Revenues in the Individual Life segment increased, primarily driven by business growth including the impact of the Fortis transaction. Total benefits, claims, and expenses increased, driven by the growth in the business including the impact of the Fortis acquisition. In addition, mortality rates for 2002 increased as compared to the prior year, but were in line with management's expectations. Individual Life's earnings increased for the year ended December 31, 2002, principally due to the contribution to earnings from the Fortis transaction. The increase in net income was also impacted by an after-tax loss of $3 related to September 11 in the third quarter of 2001.

OUTLOOK

The Individual Life segment benefited from unusually favorable mortality during the fourth quarter. It is not anticipated that similar experience would be likely to continue. Individual life sales grew to $196 in 2003 from $173 in 2002 with the successful introduction of new universal life and whole life products. Improved equity markets should help increase variable universal life sales. The Company also continues to introduce new and enhanced products, which are expected to increase sales. However, the Company continues to face uncertainty surrounding estate tax legislation and aggressive competition from life insurance providers. The Company is actively pursuing broader distribution opportunities to fuel growth, including our Pinnacle Partners marketing initiative, and anticipates growth at Woodbury Financial Services.

GROUP BENEFITS

OPERATING SUMMARY

                                                                                    2003 VS.   2002 VS.
                                                                                      2002       2001
                                                                                      ----       ----
                                                  2003        2002       2001        CHANGE     CHANGE
                                                  ----        ----       ----        ------     ------
Earned premiums and other                        $ 2,362    $ 2,327    $ 2,259          2%          3%
Net investment income                                264        258        255          2%          1%
Net realized capital losses                           (2)        (3)        (7)        33%         57%
                                                 -------    -------    -------         --        ----
          TOTAL REVENUES                           2,624      2,582      2,507          2%          3%
                                                 -------    -------    -------         --        ----
Benefits, claims and claim adjustment expenses     1,862      1,878      1,874         (1%)         -
Insurance operating costs and other expenses         571        541        498          6%          9%
                                                 -------    -------    -------         --        ----
          TOTAL BENEFITS, CLAIMS AND EXPENSES      2,433      2,419      2,372          1%          2%
                                                 -------    -------    -------         --        ----
          INCOME BEFORE INCOME TAX EXPENSE           191        163        135         17%         21%
Income tax expense                                    43         35         29         23%         21%
                                                 -------    -------    -------         --        ----
          NET INCOME                             $   148    $   128    $   106         16%         21%
                                                 =======    =======    =======         ==        ====

Fully insured - ongoing premiums                 $ 2,302    $ 2,295    $ 2,014          -          14%
Buyout premiums                                       40         13         97         NM         (87%)
Military Medicare supplement                           -          -        131         --        (100%)
Other                                                 20         19         17          5%         12%
                                                 -------    -------    -------         --        ----
Earned premiums                                  $ 2,362    $ 2,327    $ 2,259          1%          3%
                                                 -------    -------    -------         --        ----

Hartford Life is a leading provider of group benefits, and through this segment sells group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2003 COMPARED TO 2002 -- Revenues in the Group Benefits segment increased in 2003 as compared to 2002, driven by increases in earned premiums and other and net investment income in 2003 as compared to a year ago. Premiums growth was not as high as anticipated due to lower sales to new customers in 2003 and lower persistency on renewals reflecting a competitive marketplace. However, the segment reported an increase in total buyout premiums. Buyouts involve the acquisition of claim liabilities from another carrier for a purchase price calculated to cover the run off of those liabilities plus administration expenses and profit. Due to the nature of the buyout marketplace, the predictability of buyout premiums is uncertain.

Total benefits, claims and expenses increased for the year ended December 31, 2003, which is consistent with the increase in buyout premiums previously described. Excluding buyouts, total benefits, claims and expenses decreased $43, or 2%, over the same period. The segment's loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 79%, down from 81% in 2002. Insurance operating costs and other expenses increased due to the premium growth previously described and continued investments in technology, service and distribution. The segment's ratio of insurance operating costs and other expenses to premiums and other considerations was 24%, increasing slightly from 23% in 2002.

The increase in net income was due primarily to favorable claims experience.

2002 COMPARED TO 2001 -- Revenues in the Group Benefits segment increased, driven primarily by growth in premiums, which increased in 2002 as compared to 2001. The growth in premiums was due to an increase in fully insured ongoing premiums, as a result of steady persistency and pricing actions on the in-force block of business and strong sales. Fully insured ongoing sales were $597, an increase of $66, or 12%. Offsetting this increase was a decrease in military Medicare supplement premiums resulting from federal legislation effective in the fourth quarter of 2001. This legislation provides retired military officers age 65 and older with full medical insurance paid for by the government, eliminating the need for Medicare supplement insurance. Additionally, premium revenues for 2002 were partially offset by a decrease in total buyout premiums.

Total benefits, claims and expenses increased from 2001 to 2002. The increase in expenses is consistent with the growth in revenues previously described. Benefits and claims expenses, excluding buyouts, increased over the same period; however, the segment's loss ratio was 81% down slightly from 82% in 2001. Insurance operating costs and other expenses increased, due to the fully insured ongoing premium growth previously described and continued investments in technology and service. The segment's ratio of insurance operating costs and other expenses to premiums and other considerations was 23%, consistent with prior year.

The increase in net income was due to the increase in premium revenues and favorable loss costs, which was partially offset by increased insurance operating costs and other expenses as previously described. Group Benefits incurred an after-tax loss of $2 related to September 11 in the third quarter of 2001.

OUTLOOK

Despite the current market conditions, including low interest rates, rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage off of its strength in claim and risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment's products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services. Furthermore, on December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation. This acquisition will increase the scale of the Company's group life and disability operations and expand the Company's distribution of its products and services.

CORPORATE OWNED LIFE INSURANCE (COLI)

OPERATING SUMMARY

                                                                                      2003 VS.      2002 VS.
                                                                                        2002          2001
                                                                                        ----          ----
                                                   2003        2002       2001         CHANGE        CHANGE
                                                   ----        ----       ----         ------        ------
Fee income and other                             $    267    $    316   $    367        (16%)        (14%)
Net investment income                                 216         275        352        (21%)        (22%)
Net realized capital gains                              -           1          -       (100%)        100%
                                                 --------    --------   --------       ----          ---
          TOTAL REVENUES                              483         592        719        (18%)        (18%)
                                                 --------    --------   --------       ----          ---
Benefits, claims and claim adjustment expenses        324         401        514        (19%)        (22%)
Insurance operating costs and expenses                103          82         84         26%          (2%)
Dividends to policyholders                             60          62         66         (3%)         (6%)
                                                 --------    --------   --------       ----          ---
          TOTAL BENEFITS, CLAIMS AND EXPENSES         487         545        664        (11%)        (18%)
                                                 --------    --------   --------       ----          ---
          (LOSS) INCOME BEFORE INCOME TAX              (4)         47         55         NM          (15%)
             (BENEFIT) EXPENSE
Income tax (benefit) expense                           (3)         15         18         NM          (17%)
                                                 --------    --------   --------       ----          ---
           NET (LOSS) INCOME                     $     (1)   $     32   $     37         NM          (14%)
                                                 ========    ========   ========       ====          ===
Variable COLI account values                     $ 20,993    $ 19,674   $ 18,019          7%           9%
Leveraged COLI account values                       2,524       3,321      4,315        (24%)        (23%)
                                                 --------    --------   --------       ----          ---
          TOTAL ACCOUNT VALUES                   $ 23,517    $ 22,995   $ 22,334          2%           3%
                                                 --------    --------   --------       ----          ---

The Company is a leader in the COLI market, which includes life insurance policies purchased by a company on the lives of its employees, with the company or a trust sponsored by the company named as beneficiary under the policy. Until the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the Company sold two principal types of COLI business: leveraged and variable products. Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI through the end of 1998, virtually eliminating all future sales of this product. Variable COLI continues to be a product used by employers to fund non-qualified benefits or other post-employment benefit liabilities.

2003 COMPARED TO 2002 -- COLI revenues decreased, primarily driven by lower net investment and fee income. Net investment income and fee income decreased due to the decline in leveraged COLI account values as a result of surrender activity. Fee income also decreased as the result of lower sales volume in 2003 as compared to prior year.

Total benefits, claims and expenses decreased in 2003, primarily as a result of a decline in interest credited. This was due to the decline in general account assets as compared to 2002. This is related to the surrender activity noted above. These decreases were partially offset by an increase in insurance operating costs and expenses due primarily to a $40 after-tax expense, related to the Bancorp litigation expense recorded in 2003 compared with the $11 after-tax expense recorded in 2002. (For a discussion of the Bancorp litigation, see Note 14 of Notes to Consolidated Financial Statements).

Net income decreased in 2003 compared to 2002 principally as a result of the Bancorp litigation expense. Excluding the expenses associated with the Bancorp litigation discussed above, net income decreased $4 or 9%, primarily due to the decline in leveraged COLI account values discussed above.

2002 COMPARED TO 2001 -- COLI revenues decreased, primarily related to lower net investment and fee income due to the declining block of leveraged COLI compared to a year ago. Total benefits, claims and expenses decreased, which is relatively consistent with the decrease in revenues described above. However, the decrease was partially offset by an $11 after-tax expense related to the Bancorp litigation. COLI's net income decreased principally due to the $11 after-tax expense accrued in connection with the Bancorp litigation. The decrease in net income was also impacted by an after-tax loss of $2 related to September 11 recorded in the third quarter of 2001.

OUTLOOK

The focus of this segment is variable COLI, which continues to be a product generally used by employers to fund non-qualified benefits or other post-employment benefit liabilities. The leveraged COLI product has been an important contributor to The Hartford's profitability in recent years and will continue to contribute to the profitability of the Company in the future, although the level of profit has declined in 2003, compared to 2002. COLI continues to be subject to a changing legislative and regulatory environment that could have a material adverse effect on its business.

INVESTMENTS

GENERAL

The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For a further discussion of Hartford Life's approach to managing risks, see the Investment Credit Risk and Capital Markets Risk Management sections.)

The investment portfolios are managed by Hartford Investment Management Company ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

The primary investment objective of Hartford Life's general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Key Market Risk Exposures".

Return on general account invested assets is an important element of Hartford Life's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 26%, 22% and 22% of the Company's consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Fluctuations in interest rates affect the Company's return on, and the fair value of, general account fixed maturity investments, which comprised approximately 91% and 87% of the fair value of its invested assets as of December 31, 2003 and 2002, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 19% and 18% of the fair value of its invested assets as of December 31, 2003 and 2002, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company's recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion, see the Company's discussion of the evaluation of other-than-temporary impairments in Critical Accounting Estimates under "Investments".)

The following table identifies the invested assets by type held in the general account as of December 31, 2003 and 2002.

                         COMPOSITION OF INVESTED ASSETS

                                                  2003                          2002
                                         AMOUNT         PERCENT        AMOUNT         PERCENT
                                         ------         -------        ------         -------
Fixed maturities, at fair value       $    37,462         91.0%     $    29,377         86.7%
Equity securities, at fair value              357          0.9%             458          1.3%
Policy loans, at outstanding balance        2,512          6.1%           2,934          8.7%
Mortgage loans, at cost                       466          1.1%             334          1.0%
Limited partnerships, at fair value           177          0.4%             519          1.5%
Other investments                             180          0.5%             269          0.8%
                                      -----------        -----      -----------        -----
  TOTAL INVESTMENTS                   $    41,154        100.0%     $    33,891        100.0%
                                      ===========        =====      ===========        =====

During 2003, fixed maturity investments increased 28%, primarily the result of investment and universal life contract sales, operating cash flows, redeployment of invested assets from limited partnerships and the acquisition of CNA's group life and accident, long-term and short-term disability and certain specialty businesses. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and reinvest the proceeds in fixed maturity investments. Hedge fund liquidations totaled $397 during the year and as of December 31, 2003 were liquidated.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                     (before-tax)                                    2003        2002        2001
                     ------------                                    ----        ----        ----
Net investment income - excluding policy loan income [1]            $ 1,831     $ 1,595     $ 1,475
Policy loan income                                                      210         254         307
                                                                    -------     -------     -------
Net investment income - total [1]                                   $ 2,041     $ 1,849     $ 1,782
Yield on average invested assets [2]                                    6.0%        6.1%        7.0%
                                                                    -------     -------     -------
Gross gains on sale                                                     267         175         106
Gross losses on sale                                                    (95)       (112)       (120)
Impairments                                                            (162)       (380)       (105)
Periodic net coupon settlements on non-qualifying derivatives [1]        26           9          (3)
GMWB derivatives, net [3]                                                 6          --          --
Other, net [4]                                                           (2)         --         (14)
                                                                    -------     -------     -------
Net realized capital gains (losses), before-tax [1]                 $    40     $  (308)    $  (136)
                                                                    =======     =======     =======

[1] Prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses).

[2] Represents net investment income (excluding net realized capital gains (losses)) divided by average invested assets at cost or amortized cost, as applicable. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding the collateral obtained from the securities lending program and the fixed maturities associated with the acquisition of CNA's group life and accident, long-term and short-term disability and certain specialty businesses.

[3] Net gains on GMWB derivatives were due principally to a $4 gain associated with international funds for which hedge positions were initiated in the first quarter of 2004 and $2 due to modeling refinements to improve valuation estimates. Ineffectiveness on S&P 500 and NASDAQ economic hedge positions for the year was not significant.

[4] Primarily consists of changes in fair value and hedge ineffectiveness on derivative instruments as well as the amortization of deferred acquisition costs.

2003 COMPARED TO 2002 -- Net investment income, excluding policy loan income, increased $236, or 15%, compared to the prior year. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for 2003 improved by $348 compared to the prior year, primarily as a result of net gains on sales of fixed maturities and a decrease in other-than-temporary impairments on fixed maturities. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

2002 COMPARED TO 2001 -- Net investment income, excluding policy loan income, increased $120, or 8%. The increase was primarily due to income earned on a higher invested asset base partially offset by $36 lower income on limited partnerships and the impact of lower interest rates on new investment purchases. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases, decreased policy loan income and decreased income on limited partnerships.

Net realized capital losses for 2002 increased $172, or 126%, compared to the prior year as a result of higher other-than-temporary impairments. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

SEPARATE ACCOUNT PRODUCTS

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. The Company's separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts totaling $124.5 billion and $95.3 billion as of December 31, 2003 and 2002, respectively, wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts totaling $12.1 billion and $11.8 billion as of December 31, 2003 and 2002, respectively, wherein the Company contractually guarantees either a minimum return or the account value to the policyholder. Guaranteed separate account products primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of guaranteed separate accounts is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section under "Market Risk - Key Market Risk Exposures". Effective January 1, 2004, these investments will be included with general account assets pursuant to Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts".

Investment objectives for non-guaranteed separate accounts, which consist of the participants' account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities, variable universal life insurance contracts and variable COLI. The separate accounts associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. These assets will also be included with general account assets effective January 1, 2004.

OTHER-THAN-TEMPORARY IMPAIRMENTS

The following table identifies the Company's other-than-temporary impairments by type.

                    OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE


                        (before-tax)                              2003         2002         2001
                        ------------                              ----         ----         ----
Asset-backed securities ("ABS")
  Aircraft lease receivables                                   $       29   $       73   $       2
  Corporate debt obligations ("CDO")                                   21           35          14
  Credit card receivables                                              12            9          --
  Interest only securities                                              5            3          10
  Manufacturing housing ("MH") receivables                              9           14          --
  Mutual fund fee receivables                                           3           16          --
  Other ABS                                                             3           13           5
                                                               ----------   ----------   ---------
    Total ABS                                                          82          163          31
Commercial mortgage-backed securities ("CMBS")                          5            4          --
Corporate
  Basic industry                                                        1           --           9
  Consumer non-cyclical                                                 7           --          --
  Financial services                                                    4            6          --
  Food and beverage                                                    25           --          --
  Technology and communications                                         3          142          17
  Transportation                                                        7            1          --
  Utilities                                                            --           23          37
  Other Corporate                                                      --           13          --
                                                               ----------   ----------   ---------
    Total Corporate                                                    47          185          63
Equity                                                                 21           17          --
Foreign government                                                     --           11          11
Mortgage-backed securities ("MBS") - interest only securities           7           --          --
                                                               ----------   ----------   ---------
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS                         $      162   $      380   $     105
                                                               ==========   ==========   =========

ABS -- During 2003, other-than-temporary impairments were recorded for various ABS security types as a result of a continued deterioration of cash flows derived from the underlying collateral. A significant number of these impairments were recorded on the Company's investments in lower tranches of ABS supported by aircraft lease and enhanced equipment trust certificates (together, "aircraft lease receivables") due to continued lower aircraft lease rates and the prolonged decline in airline travel. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on ABS backed by credit card receivables were a result of issuers extending credit to sub-prime borrowers and the higher default rates on these loans, while impairments on securities supported by MH receivables were primarily the result of repossessed units liquidated at depressed levels. Interest only security impairments recorded during 2003, 2002 and 2001 were due to the flattening of the forward yield curve.

Impairments of ABS during 2002 and 2001 were driven by deterioration of collateral cash flows. Numerous bankruptcies, collateral defaults, weak economic conditions and reduced airline travel were all factors contributing to lower collateral cash flows and broker quoted market prices of ABS.

CORPORATE -- The decline in corporate bankruptcies and improvement in general economic conditions have contributed to lower corporate impairment levels in 2003 compared to 2002.

A significant portion of corporate impairments during 2003 resulted from issuers who experienced fraud or accounting irregularities. The most significant of these was the Italian dairy concern, Parmalat SpA, and one consumer non-cyclical issuer in the healthcare industry, which resulted in a $25 and $6, before-tax loss, respectively. A loss of $3 was recorded relating to one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Additional impairments were incurred as a result of the deterioration in the transportation sector during the first half of the year, specifically issuers of airline debt, as a result of a continued decline in airline travel.

During 2002, impairments of corporate securities were concentrated in the technology and communications sector and included a $74, before-tax, loss related to securities issued by WorldCom.

During 2001, impairments of corporate securities were concentrated in the technology and communications and the utilities sectors, which included a $37, before-tax, loss related to securities issued by Enron Corporation.

OTHER -- Other-than-temporary impairments were also recorded in 2003 on various diversified mutual funds and preferred stock investments. In 2002 and 2001 other-than-temporary impairments were recognized on various common stock investments, primarily in the technology and communications sector, which had experienced declines in fair value for an extended period of time.

In addition to the impairments described above, fixed maturity and equity securities were sold during 2003, 2002 and 2001 at total gross losses of $75, $76 and $65, respectively. No single security was sold at a loss in excess of $8, $13 and $8 during 2003, 2002 and 2001, respectively.

Based upon the general improvement in corporate credit quality, favorable overall market conditions and the apparent stabilization in certain ABS types, the Company expects other-than-temporary impairments to trend lower in 2004 from the 2003 and 2002 amounts.

INVESTMENT CREDIT RISK

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Company's Finance Committee of the Board of Directors.

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

DERIVATIVE INSTRUMENTS

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties which are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

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

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract, and in return, the second party will receive the debt obligation of the first party. A credit event is generally defined as default on contractually obligated interest or principal, payments or bankruptcy.

As of December 31, 2003 and 2002, the notional value of total return and credit default swaps totaled $534 and $497, respectively, and the swap fair value totaled $(16) and $(41), respectively.

FIXED MATURITIES

The following table identifies fixed maturity securities by type, including guaranteed separate accounts, as of December 31, 2003 and December 31, 2002.

                            FIXED MATURITIES BY TYPE

                                                    2003                                                  2002
                           -----------------------------------------------------  --------------------------------------------------
                                                                        PERCENT                                             PERCENT
                                                                        OF TOTAL                                            OF TOTAL
                           AMORTIZED  UNREALIZED  UNREALIZED    FAIR     FAIR     AMORTIZED  UNREALIZED UNREALIZED   FAIR    FAIR
                              COST      GAINS       LOSSES     VALUE     VALUE      COST       GAINS      LOSSES    VALUE    VALUE
                           ---------  ----------  ----------  --------  --------  ---------  ---------- ---------- -------- --------
ABS                        $   5,397  $     113   $   (101)   $  5,409    11.0%   $   5,403  $    111   $   (154)  $  5,360   13.2%
CMBS                           7,757        432        (21)      8,168    16.6%       5,529       467         (8)     5,988   14.8%
Collateralized mortgage
  obligations ("CMO")          1,023         15         (3)      1,035     2.1%         866        39         (2)       903    2.2%
Corporate
  Basic industry               2,985        223         (9)      3,199     6.5%       2,155       144         (9)     2,290    5.7%
  Capital goods                1,422        104         (6)      1,520     3.1%       1,097        75         (7)     1,165    2.9%
  Consumer cyclical            2,406        160         (7)      2,559     5.2%       1,477        92         (4)     1,565    3.9%
  Consumer non-cyclical        2,779        199        (10)      2,968     6.0%       2,584       186        (18)     2,752    6.8%
  Energy                       1,499        119         (5)      1,613     3.3%       1,477       112         (8)     1,581    3.9%
  Financial services           5,742        416        (28)      6,130    12.5%       5,210       333        (91)     5,452   13.5%
  Technology and
    communications             3,682        375        (10)      4,047     8.2%       3,083       263        (71)     3,275    8.1%
  Transportation                 632         43         (3)        672     1.4%         601        49        (12)       638    1.6%
  Utilities                    2,077        179        (11)      2,245     4.6%       1,833       118        (43)     1,908    4.7%
  Other                          575         26         (1)        600     1.2%         429        20         --        449    1.1%
Government/Government
  agencies
  Foreign                        866         87         (1)        952     1.9%         774        77         (5)       846    2.1%
  United States                1,100         30         (4)      1,126     2.3%         645        48         --        693    1.7%
MBS - agency                   2,145         32         (2)      2,175     4.4%       2,233        63         --      2,296    5.7%
Municipal
  Taxable                        401         14         (7)        408     0.8%          99        16         (1)       114    0.3%
  Tax-exempt                   1,850        168         (1)      2,017     4.1%       1,854       146         --      2,000    4.9%
Redeemable preferred stock        32          1         --          33     0.1%          31         3         --         34    0.1%
Short-term                     2,319          2         --       2,321     4.7%       1,153        --         --      1,153    2.8%
                           ---------  ---------   --------    --------   -----    ---------  --------   --------   --------  -----
TOTAL FIXED MATURITIES     $  46,689  $   2,738   $   (230)   $ 49,197   100.0%   $  38,533  $  2,362   $   (433)  $ 40,462  100.0%
                           =========  =========   ========    ========   =====    =========  ========   ========   ========  =====
Total general account
  fixed maturities         $  35,569  $   2,051   $   (158)   $ 37,462    76.1%   $  27,982  $  1,704   $   (309)  $ 29,377   72.6%
Total guaranteed separate
  account fixed maturities $  11,120  $     687   $    (72)   $ 11,735    23.9%   $  10,551  $    658   $   (124)  $ 11,085   27.4%
                           =========  =========   ========    ========   =====    =========  ========   ========   ========  =====

The Company's fixed maturity gross unrealized gains and losses have improved by $376 and $203, respectively from December 31, 2002 to December 31, 2003, primarily due to improved corporate credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. The improvement in corporate credit quality was largely due to the security issuers' renewed emphasis on improving liquidity, reducing leverage and various cost cutting measures. Throughout 2003, the general economic outlook has continued to rebound, the result of improved profitability supported by improved manufacturing demand, a continued strong housing market and robust consumer and government spending. The apparent economic acceleration has resulted in the 10 year Treasury rate increasing over 40 basis points since December 31, 2002 and more than 100 basis points from its low in June 2003.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2002, except for ABS, CMBS and short-term securities.

Although the fair value of the Company's ABS fixed maturities improved slightly during 2003, portfolio allocations to ABS decreased in favor of other sectors with higher relative yields. Portfolio allocations to CMBS increased due to the asset class's stable spreads and high quality. CMBS securities have lower prepayment risk than MBS due to contractual penalties. Short-term securities have increased primarily due to the receipt of operating cash flows awaiting investment in longer term securities, securities received as part of the CNA transaction and collateral obtained related to the Company's securities lending program.

Effective December 31, 2003, the Company purchased CNA's group life and accident, long-term and short-term disability and certain specialty business. Associated with the purchase, CNA transferred to the Company $2.3 billion of fixed maturities on December 31. The securities were recorded at fair value on the date of acquisition resulting in no unrealized gain or loss as of December 31, 2003. The acquired fixed maturities were concentrated in corporate and short-term securities but did not significantly alter the Company's overall investment allocations as a percentage of total fixed maturities. The corporate securities are distributed into several sectors, most notably the financial services, technology and communications and consumer cyclical sectors.

As of December 31, 2003 and 2002, 20% and 19%, respectively, of the fixed maturities were invested in private placement securities, including 13% and 11% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

(For a further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality, including guaranteed separate accounts, as of December 31, 2003 and 2002. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                                    2003                                    2002
                                                    ------------------------------------    ------------------------------------
                                                                              PERCENT OF                              PERCENT OF
                                                     AMORTIZED                TOTAL FAIR     AMORTIZED                TOTAL FAIR
                                                        COST      FAIR VALUE     VALUE          COST      FAIR VALUE     VALUE
                                                    ----------   -----------  ----------    ----------    ----------  ----------
United States Government/Government agencies        $    4,291   $    4,361       8.9%      $    3,596    $   3,737       9.2%
AAA                                                      8,285        8,681      17.7%           6,519        6,960      17.2%
AA                                                       4,243        4,486       9.1%           4,161        4,396      10.9%
A                                                       13,015       13,901      28.3%          11,745       12,467      30.8%
BBB                                                     12,277       13,061      26.5%           9,211        9,665      23.9%
BB & below                                               2,259        2,386       4.8%           2,148        2,084       5.2%
Short-term                                               2,319        2,321       4.7%           1,153        1,153       2.8%
                                                    ----------   ----------     -----       ----------    ---------     -----
TOTAL FIXED MATURITIES                              $   46,689   $   49,197     100.0%      $   38,533    $  40,462     100.0%
                                                    ==========   ==========     =====       ==========    =========     =====
Total general account fixed maturities              $   35,569   $   37,462      76.1%      $   27,982    $  29,377      72.6%
Total guaranteed separate account fixed maturities  $   11,120   $   11,735      23.9%      $   10,551    $  11,085      27.4%
                                                    ==========   ==========     =====       ==========    =========     =====

As of December 31, 2003 and 2002, over 95% and 94%, respectively, of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, including guaranteed separate accounts, as of December 31, 2003 and 2002.

                          BIG FIXED MATURITIES BY TYPE

                                                                    2003                                   2002
                                                    ------------------------------------   ------------------------------------
                                                                              PERCENT OF                             PERCENT OF
                                                     AMORTIZED                TOTAL FAIR    AMORTIZED                TOTAL FAIR
                                                        COST      FAIR VALUE     VALUE         COST      FAIR VALUE     VALUE
                                                    ----------   -----------  ----------   ----------   -----------  ----------
ABS                                                 $      259   $      234       9.9%     $      176   $      151       7.2%
CMBS                                                       117          120       5.0%            117          124       6.0%
Corporate
  Basic industry                                           225          237       9.9%            226          227      10.9%
  Capital goods                                            102          106       4.4%            137          138       6.6%
  Consumer cyclical                                        264          285      11.9%            221          227      10.9%
  Consumer non-cyclical                                    311          324      13.6%            198          189       9.1%
  Energy                                                    79           87       3.6%             82           83       4.0%
  Financial services                                        12           12       0.5%             27           21       1.0%
  Technology and communications                            291          346      14.5%            445          411      19.7%
  Transportation                                            38           40       1.7%             21           21       1.0%
  Utilities                                                369          380      16.0%            305          277      13.3%
Foreign government                                         173          195       8.2%            172          193       9.3%
Other                                                       19           20       0.8%             21           22       1.0%
                                                    ----------   ----------     -----      ----------   ----------     -----
TOTAL FIXED MATURITIES                              $    2,259   $    2,386     100.0%     $    2,148   $    2,084     100.0%
                                                    ----------   ----------     -----      ----------   ----------     -----
Total general account fixed maturities              $    1,513   $    1,604      67.2%     $    1,459   $    1,400      67.2%
Total guaranteed separate account fixed maturities  $      746   $      782      32.8%     $      689   $      684      32.8%
                                                    ==========   ==========     =====      ==========   ==========     =====

As of December 31, 2003 and 2002, the Company held no issuer of a BIG security with a fair value in excess of 4% of the total fair value for BIG securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities, including guaranteed separate accounts, as of December 31, 2003 and 2002, by length of time the security was in an unrealized loss position.

                    UNREALIZED LOSS AGING OF TOTAL SECURITIES

                                                             2003                                    2002
                                             ------------------------------------   ------------------------------------
                                              AMORTIZED                UNREALIZED    AMORTIZED                UNREALIZED
                                                 COST      FAIR VALUE     LOSS          COST      FAIR VALUE     LOSS
                                             ----------   -----------  ----------   ----------   -----------  ----------
Three months or less                         $   2,903    $   2,878    $     (25)   $   1,532    $    1,459   $     (73)
Greater than three months to six months          1,943        1,882          (61)       1,294         1,239         (55)
Greater than six months to nine months             265          250          (15)         568           508         (60)
Greater than nine months to twelve months          138          130           (8)       1,334         1,264         (70)
Greater than twelve months                       1,661        1,528         (133)       2,135         1,927        (208)
                                             ---------    ---------    ---------    ---------    ----------   ---------
TOTAL                                        $   6,910    $   6,668    $    (242)   $   6,863    $    6,397   $    (466)
                                             =========    =========    =========    =========    ==========   =========
Total general accounts                       $   4,887    $   4,717    $    (170)   $   4,744    $    4,404   $    (340)
Total guaranteed separate accounts           $   2,023    $   1,951    $     (72)   $   2,119    $    1,993   $    (126)
                                             =========    =========    =========    =========    ==========   =========

The decrease in the unrealized loss amount since December 31, 2002 is primarily the result of improved corporate fixed maturity credit quality and to a lesser extent recognition of other-than-temporary impairments and asset sales, partially offset by an increase in interest rates. (For a further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of December 31, 2003, fixed maturities represented $230, or 95%, of the Company's total unrealized loss. There were no fixed maturities as of December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of December 31, 2003 and 2002, for which management's best estimate of future cash flows adversely changed during the reporting period. As of December 31, 2003, no asset-backed or commercial mortgage backed securities had an unrealized loss in excess of $15. (For a further discussion of the other-than-temporary impairments criteria, see "Investments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 7% of the total unrealized loss amount as of December 31, 2003 and 2002, respectively.

The total securities in an unrealized loss position for longer than six months by type as of December 31, 2003 and 2002 are presented in the following table.

      TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                         2003                                           2002
                                     --------------------------------------------  ---------------------------------------------
                                                                       PERCENT OF                                     PERCENT OF
                                                                          TOTAL                                          TOTAL
                                      AMORTIZED    FAIR    UNREALIZED  UNREALIZED   AMORTIZED     FAIR    UNREALIZED  UNREALIZED
                                        COST      VALUE       LOSS        LOSS         COST      VALUE       LOSS        LOSS
                                     ----------  -------  -----------  ----------  ----------   --------  ----------  ----------
ABS and CMBS
  Aircraft lease receivables         $      163  $   108  $      (55)      35.3%   $       90   $     77  $    (13)       3.8%
  CDOs                                      140      120         (20)      12.8%          221        185       (36)      10.7%
  Credit card receivables                   123      111         (12)       7.7%          373        328       (45)      13.3%
  Other ABS and CMBS                        616      602         (14)       9.0%          741        726       (15)       4.4%
Corporate
  Financial services                        678      646         (32)      20.5%          768        698       (70)      20.7%
  Technology and communications              39       37          (2)       1.3%          456        406       (50)      14.8%
  Transportation                             25       22          (3)       1.9%           60         50       (10)       3.0%
  Utilities                                  85       79          (6)       3.8%          290        264       (26)       7.7%
  Other                                     181      169         (12)       7.7%          624        600       (24)       7.1%
Diversified equity mutual funds               4        4          --         --            96         77       (19)       5.6%
Other securities                             10       10          --         --           318        288       (30)       8.9%
                                     ----------  -------  ----------      -----    ----------   --------  --------      -----
TOTAL                                $    2,064  $ 1,908  $     (156)     100.0%   $    4,037   $  3,699  $   (338)     100.0%
                                     ----------  -------  ----------      -----    ----------   --------  --------      -----
Total general accounts               $    1,425  $ 1,315  $     (110)      70.5%   $    2,760   $  2,524  $   (236)      69.8%
Total guaranteed separate accounts   $      639  $   593  $      (46)      29.5%   $    1,277   $  1,175  $   (102)      30.2%
                                     ==========  =======  ==========      =====    ==========   ========  ========      =====

The ABS securities in an unrealized loss position for six months or more as of December 31, 2003, were primarily supported by aircraft lease receivables, CDOs and credit card receivables. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- The securities supported by aircraft lease receivables continued to decline in value during 2003 due to a reduction in lease payments and aircraft values driven by a prolonged decline in airline travel, which has resulted in the financial difficulties of many airline carriers. As a result of the uncertainty surrounding the timing of any potential recovery in this industry, significant risk premiums have been required by the market for these securities, resulting in reduced liquidity and lower broker quoted prices. Air travel began to improve in the second half of 2003, which resulted in lease rates stabilizing on certain aircrafts. While the Company saw some modest price increases and greater liquidity in this sector during the fourth quarter of 2003, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

CDOS -- Adverse CDO experience can be attributed to higher than expected default rates and downgrades of the collateral supporting these securities, particularly in the technology and utilities sectors, causing a deterioration in the subordinated tranches of these structures. As a result, significant risk premiums have been required by the market for these securities, resulting in reduced liquidity and lower broker quoted prices. Improved economic and operating fundamentals of the underlying security issuers, along with better market liquidity, should lead to improved pricing levels.

CREDIT CARD RECEIVABLES -- The unrealized loss position in credit card securities has primarily been caused by exposure to companies originating loans to sub-prime borrowers. While the unrealized loss position improved for these holdings during the year due to the better than expected performance of the underlying collateral of credit card receivables, concerns remain regarding the long-term viability of certain issuers within this sub-sector.

As of December 31, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position for greater than six months were corporate fixed maturities primarily within the financial services sector.

FINANCIAL SERVICES -- As of December 31, 2003, the securities in the financial services sector unrealized loss position for greater than six months were comprised of approximately 50 different securities. The securities in this category are primarily investment grade and substantially all of these securities are priced at or greater than 90% of amortized cost as of December 31, 2003. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of

December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized costs. (For a further discussion, see "Investments" included in the Critical Accounting Estimates section of MD&A and in Note 2 of Notes to Consolidated Financial Statements.)

The following table presents the Company's unrealized loss aging for BIG and equity securities, including guaranteed separate accounts, as of December 31, 2003 and 2002.

               UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES

                                                                    2003                                   2002
                                                    ------------------------------------   ------------------------------------
                                                     AMORTIZED                UNREALIZED    AMORTIZED                UNREALIZED
                                                       COST      FAIR VALUE      LOSS         COST      FAIR VALUE      LOSS
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Three months or less                                $      57    $     55     $      (2)   $     162    $     130    $     (32)
Greater than three months to six months                    91          87            (4)         208          185          (23)
Greater than six months to nine months                     60          54            (6)         175          145          (30)
Greater than nine months to twelve months                  18          17            (1)         330          293          (37)
Greater than twelve months                                361         302           (59)         501          431          (70)
                                                    ---------    --------     ---------    ---------    ---------    ---------
TOTAL                                               $     587    $    515     $     (72)   $   1,376    $   1,184    $    (192)
                                                    =========    ========     =========    =========    =========    =========
Total general accounts                              $     467    $    411     $     (56)   $   1,044    $     887    $    (157)
Total guaranteed separate accounts                  $     120    $    104     $     (16)   $     332    $     297    $     (35)
                                                    =========    ========     =========    =========    =========    =========

Similar to the decrease in the Unrealized Loss Aging of Total Securities table from December 31, 2002 to December 31, 2003, the decrease in the BIG and equity security unrealized loss amount was primarily the result of improved corporate fixed maturity credit quality and to a lesser extent recognition of other-than-temporary impairments and assets sales, partially offset by an increase in interest rates. (For a further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities in an unrealized loss position for longer than six months by type as of December 31, 2003 and 2002 are presented in the following table.

 BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                         2003                                           2002
                                     --------------------------------------------  ---------------------------------------------
                                                                       PERCENT OF                                     PERCENT OF
                                                                          TOTAL                                          TOTAL
                                      AMORTIZED   FAIR     UNREALIZED  UNREALIZED   AMORTIZED    FAIR     UNREALIZED  UNREALIZED
                                        COST      VALUE       LOSS        LOSS         COST      VALUE       LOSS        LOSS
                                     ----------  -------  -----------  ----------  ----------   --------  ----------  ----------
ABS and CMBS
  Aircraft lease receivables         $       52  $    34  $      (18)      27.3%   $       --   $     --  $     --         --
  CDOs                                       42       32         (10)      15.1%            2          1        (1)       0.7%
  Credit card receivables                    45       34         (11)      16.7%           36         23       (13)       9.5%
  Other ABS and CMBS                         49       42          (7)      10.6%           42         36        (6)       4.4%
Corporate
  Financial services                        113      101         (12)      18.2%           88         83        (5)       3.6%
  Technology and communications               5        5          --         --           218        181       (37)      27.0%
  Transportation                              8        8          --         --            13         10        (3)       2.2%
  Utilities                                  71       65          (6)       9.1%          158        138       (20)      14.6%
  Other                                      49       47          (2)       3.0%          247        229       (18)      13.1%
Diversified equity mutual funds               4        4          --         --            96         77       (19)      13.9%
Other securities                              1        1          --         --           106         91       (15)      11.0%
                                     ----------  -------  ----------      -----    ----------   --------  --------      -----
TOTAL                                $      439  $   373  $      (66)     100.0%   $    1,006   $    869  $   (137)     100.0%
                                     ----------  -------  ----------      -----    ----------   --------  --------      -----
Total general accounts               $      340  $   289  $      (51)      77.3%   $      745   $    636  $   (109)      79.6%
Total guaranteed separate accounts   $       99  $    84  $      (15)      22.7%   $      261   $    233  $    (28)      20.4%
                                     ==========  =======  ==========      =====    ==========   ========  ========      =====

For a further discussion of the Company's current view of risk factors relative to certain security types listed above, see the Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting the Company, including guaranteed separate accounts. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. Derivatives play an important role in facilitating the management of interest rate risk, mitigating equity market risk exposure associated with certain variable annuity products and changes in currency exchange rates.

MARKET RISK

The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates.

Interest Rate Risk

The Company's exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. Duration is the weighted average term-to-maturity of a security's cash flows, and is used to approximate the percentage change in the price of a security for a 100-basis-point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.

To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Asset-backed securities, collateralized mortgage obligations and mortgage-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

Equity Risk

The Company's primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Company's businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company's potential benefit exposure as the equity markets decline. (For a further discussion, see the "Equity Risk" in the Key Market Risk Exposures section.)

The Company does not have significant equity risk exposure from invested assets. In March 2003, the Company decided to liquidate its hedge fund limited partnership investments and certain equity securities and reinvest the proceeds into fixed maturity investments, thereby reducing its exposure to equity price risk. The Company has not materially changed other aspects of its overall asset allocation position or market risk since December 31, 2002.

Foreign Currency Exchange Risk

The Company's currency exchange risk is related to non - US dollar denominated investments, which primarily consist of fixed maturity investments and the investment in the Japanese Life operation. A significant portion of the Company's foreign currency exposure is mitigated through the use of derivatives.

Derivative Instruments

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or currency exchange rate risk or volatility.

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

Derivative activities are monitored by an internal compliance unit, reviewed frequently by senior management and reported to the Finance Committee of the Board of Directors. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both the general and guaranteed separate accounts at December 31, 2003 and 2002 were $35.6 billion and $16.8 billion, respectively. The increase in the derivative notional amount during 2003 was primarily due to the embedded derivatives and reinsurance contracts associated with the GMWB product feature.

KEY MARKET RISK EXPOSURES

The following discussions focus on the key market risk exposures within the Company's portfolios.

The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to support policyholder and corporate obligations. The Company's fixed maturity portfolios and certain investment contract and insurance product liabilities have material market exposure to interest rate risk. In addition, the Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company's foreign currency exposure is primarily related to non-US dollar denominated fixed income securities and the investment in the Japanese Life operation.

Interest Rate Risk

The Company's exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company's profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing guaranteed minimum withdrawal or death benefits, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk in the section below.

Fixed Maturity Investments

The Company's general account and guaranteed separate account investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these investments was $49.2 billion and $40.5 billion at December 31, 2003 and 2002, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 4.8 and 4.5 as of December 31, 2003 and 2002, respectively.

Liabilities

The Company's investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed, guaranteed investment contracts, other investment and universal life-type contracts and other insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of the Company's variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-to-intermediate term.

While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

The Company also manages the risk of other insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Contract duration can range from less than one year to typically up to ten years.

Product Liability Characteristics

Hartford Life's product liabilities, other than non-guaranteed separate accounts, include accumulation vehicles such as fixed and variable annuities, other investment and universal life-type contracts, and other insurance products such as long-term disability and term life insurance. The table below shows carrying values of insurance policy liabilities as of December 31, 2003 and 2002.

(Dollars in billions)

                                                   2003       2002
                  DESCRIPTION (1)                  TOTAL      TOTAL
                 ---------------                   -----      -----
Fixed rate asset accumulation vehicles           $   14.6   $   13.6
  Weighted average credited rate                      6.0%       5.8%
Indexed asset accumulation vehicles              $    1.6   $    0.7
  Weighted average credited rate                      1.8%       3.0%
Interest credited asset accumulation vehicles    $   17.2   $   16.0
  Weighted average credited rate                      3.8%       4.2%
Long-term pay out liabilities                    $   11.8   $    9.1
Short-term pay out liabilities                   $    1.2   $    1.0

The Company employs several risk management tools to quantify and manage risk arising from investment contracts and other insurance liabilities, such as duration and key rate duration and the use of derivative instruments. For certain portfolios, management monitors the changes in present value between assets and liabilities resulting from various interest rate scenarios using integrated asset/liability measurement systems and a proprietary system that simulates the impacts of parallel and non-parallel yield curve shifts. Based on this current and prospective information, management implements risk reducing techniques to improve the match between assets and liabilities, including the use of derivative instruments. Derivatives used to mitigate interest rate risk are discussed in more detail below.

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts to a fixed or variable rate. In addition, interest rate swaps are used to convert the contract rate on certain liability products offered by the Company into a rate that trades in a more liquid and efficient market. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation's asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company's fixed maturity investments.

At December 31, 2003 and 2002, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $9.5 billion and $10.0 billion, respectively ($7.8 billion and $8.3 billion, respectively related to insurance investments and $1.7 billion and $1.7 billion, respectively related to life insurance liabilities). The fair value of these derivatives as reflected on the Consolidated Balance Sheet was $142 and $357 as of December 31, 2003 and 2002, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and other insurance product liabilities (e.g. short and long-term disability contracts), that are not substantially affected by changes in interest rates ("fixed liabilities") and for which the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding general and guaranteed separate account assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis because the investments are accounted for under the equity method and lack sensitivity to interest rate changes. Interest rate sensitive investment contracts and universal life-type contracts are excluded from the hypothetical calculation below because the contracts generally allow the Company significant flexibility to adjust credited rates to reflect actual investment experience and thereby pass through a substantial portion of actual investment experience to the policyholder. Non-guaranteed separate account assets and liabilities are excluded from the hypothetical calculation below because gains and losses in separate accounts generally accrue to policyholders. The estimated change in net economic value assumes a 100 basis point upward and downward parallel shift in the yield curve.

                                CHANGE IN NET ECONOMIC VALUE
                                      AS OF DECEMBER 31,
                   ------------------------------------------------------
                            2003                          2002
                   -------------------------   --------------------------
Basis point shift       - 100          + 100          - 100         + 100
                   ----------   ------------   ------------   -----------
Amount             $      (27)  $        (19)  $         17   $       (51)
                   ==========   ============   ============   ===========

These fixed liabilities included above represented approximately 60% of Life's general and guaranteed separate account liabilities as of December 31, 2003 and 2002. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the general account invested asset portfolios that support interest rate sensitive investment contracts and universal life-type contracts and other insurance contracts that possess significant mortality risk are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below, assumes a 100 basis point upward and downward parallel shift in the yield curve.

                                     CHANGE IN FAIR VALUE
                                      AS OF DECEMBER 31,
                   ------------------------------------------------------
                            2003                          2002
                   -------------------------   --------------------------
Basis point shift       - 100          + 100          - 100         + 100
                   ----------   ------------   ------------   -----------
Amount             $      481   $       (473)  $        415   $      (401)
                   ==========   ============   ============   ===========

The above quantitative presentation was adopted in the current year and is in lieu of the tabular presentation historically disclosed. The Company believes the current presentation is preferable in understanding the Company's invested asset interest rate risk exposure.

The selection of the 100 basis point parallel shift in the yield curve was made only as a hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company's sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

In addition, the Company carries other obligations (non-insurance liabilities) that have, to a lesser extent, exposure to interest rate risk. As of December 31, 2003 the carrying amount and fair value of these debt obligations, including junior subordinated debentures, was

$1.8 billion and $2.0 billion, respectively, as compared to a carrying amount and fair value of $1.6 billion and $1.7 billion, respectively, as of December 31, 2002.

Equity Risk

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Investment Products and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Investment Products segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2003 is $11.4 billion. Due to the fact that 81% of this amount is reinsured, the net exposure is $2.2 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death. In order to analyze the total costs that the Company may incur in the future related to these guaranteed death benefits, the Company performed an actuarial present value analysis. This analysis included developing a model utilizing stochastically generated scenarios and best estimate assumptions related to mortality and lapse rates. A range of projected costs was developed and discounted back to the financial statement date utilizing the Company's cost of capital, which for this purpose was assumed to be 9.25%. Based on this analysis, the Company estimated a 95% confidence interval of the present value of the retained death benefit costs to be incurred in the future to be a range of $88 to $282 for these contracts. The median of the stochastically generated investment performance scenarios was $132. In addition, the Company's gross and net exposure to GMDB and other benefits in its Japanese operation was $0.1 billion at December 31, 2003.

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit ("GMDB") feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed above.

On January 1, 2004, the Company adopted the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts", (the "SOP"). The provisions of the SOP include a requirement for recording a liability for variable annuity products with a guaranteed minimum death benefit feature. The determination of this liability is also based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. As of January 1, 2004, the Company has recorded a liability for GMDB's sold with variable annuity products of $199 and a related reinsurance recoverable asset of $108. Net of estimated DAC and income tax effects, the cumulative effect of establishing the required GMDB reserves resulted in a reduction of net income of $54 during the first quarter of 2004.

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

Declines in the equity market may increase the Company's exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's (S&P) 500 and NASDAQ index put options and futures contracts.

The net impact of the change in value of the embedded derivative, net of the results of the hedging program, was a $6 pre-tax gain for the year ended December 31, 2003. The net gain is due principally to an approximate $4 gain associated with international funds for which hedge positions had not been initiated prior to December 31, 2003, but were initiated in the first quarter of 2004 and $2 due to modeling refinements to improve valuation estimates. Excluding these items our hedging strategy ineffectiveness on S&P 500 and NASDAQ economic hedge positions was not significant.

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-US dollar denominated fixed maturities, primarily denominated in Euro, Sterling, Yen and Canadian dollars, as well as the Company's investment in foreign operations, primarily Japan.

The functional currency of the Japanese operation is the Japanese yen. Accordingly, the premiums, claims, commissions and investment income are paid or received in yen. In addition, most of the Japanese operation's investments are yen denominated.

The risk associated with these investments relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. At December 31, 2003 and 2002, the Company had approximately $2.0 billion and $1.2 billion of non-US dollar denominated fixed maturities, respectively. The net investment in the Japanese operation was approximately $250 and $113, as of December 31, 2003 and 2002, respectively.

In order to manage its currency exposures, the Company enters into foreign currency swaps to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. As of December 31, 2002, substantially all the fixed maturity investments were hedged into US dollars mitigating the foreign currency exchange risk. In addition during 2003, the Company entered into yen denominated forwards to hedge a substantial portion of the net investment in the Japanese operation. At December 31, 2003 and 2002, the derivatives used to hedge currency exchange risk had a total notional value of $1.6 billion and $1.3 billion, respectively, and total fair value of $(303) and $(70), respectively.

Based on the fair values of the Company's non-US dollar denominated investments and derivative instruments (including its Japanese operation) as of December 31, 2003 and 2002, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a total of $36 and $13, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $2.2 billion and $1.3 billion as of December 31, 2003 and 2002, respectively.

The capital structure of Hartford Life as of December 31, 2003 and 2002 consisted of debt and equity, summarized as follows:

                                                                             2003         2002
                                                                           ---------    --------
Short-term debt (includes current maturities of long-term debt)                  505    $      -
Long-term debt (1)                                                             1,300       1,575
                                                                           ---------    --------
     TOTAL DEBT                                                            $   1,805    $  1,575
                                                                           ---------    --------
Equity excluding net unrealized capital gains on securities, net of tax    $   6,156    $  4,941
Net unrealized capital gains on securities, net of tax                           903         747
                                                                           ---------    --------
     TOTAL STOCKHOLDER'S EQUITY                                            $   7,059    $  5,688
                                                                           ---------    --------
     TOTAL CAPITALIZATION                                                  $   7,961    $  6,516
                                                                           ---------    --------
Debt to equity                                                                    29%         32%
Debt to capitalization                                                            23%         24%
                                                                           ---------    --------

(1) Includes junior subordinated debentures.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table identifies the Company's contractual obligations by payment due period.

                                                           PAYMENTS
                                                            DUE BY
                                                            PERIOD
                                 ------------------------------------------------------------
                                             LESS THAN 1                          MORE THAN 5
                                  TOTAL         YEAR      1-3 YEARS   3-5 YEARS     YEARS
                                 --------    -----------  ----------  ---------   -----------
Short-term debt                  $    771    $    771     $    --     $     --    $     --
Long-term debt                      3,067          78         156          335       2,498
                                 --------    --------     -------     --------    --------
Total debt [1] [2]               $  3,838    $    849     $   156     $    335       2,498
                                  --------    --------     -------     --------    --------
Operating leases                      297          55         105           73          64
Purchase obligations [3]              492         452          30           10          --
Other long-term liabilities [4]        91          91          --           --          --
                                 ========    ========     =======     ========    ========
Total                            $  4,718    $  1,447     $   291     $    418    $  2,562
                                 ========    ========     =======     ========    ========

(1) Includes contractual interest and principal payments. Payments exclude amounts associated with fair-value hedges of certain of the Company's long-term debt. All long-term debt obligations have fixed rates of interest.

(2) On February, 13, 2004, the Company provided notice that all outstanding 7.2% junior subordinated debentures underlying trust preferred securities issued by Hartford Life Capital I have been called for redemption on March 15, 2004. The principal and interest payable on redemption of $253 has been reflected in payments due in less than one year. Long-term debt obligations also includes principal and interest payments of $200 and $691, respectively, related to junior subordinated debentures which are callable beginning in 2006.

(3) Includes $277 in commitments to purchase investments, including $161 of limited partnerships and $116 of mortgage loans in less than one year, since the timing of funding the limited partnership commitments cannot be estimated. Payables for securities purchased of $169, which are reflected on the consolidated balance sheet, are also included.

(4) As of December 31, 2003, the Company has accepted cash collateral of $91 million in connection with the Company's derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than one year.

The Company's unfunded commitments at December 31, 2003 to fund limited partnership investments totaled $277. These capital commitments can be called by the partnerships during the commitment period (on average, 3-6 years) to fund working capital needs or the purchase of new investments. If the commitment period expires and the commitment has not been fully funded, The Hartford is not required to fund the remaining unfunded commitment but may elect to do so.

SUBSEQUENT EVENTS

On January 30, 2004, the Company received a capital contribution in the form of cash of $305 from The Hartford which was then used by the Company to fund the payment and settlement of the intercompany note agreements totaling $305 with The Hartford. Accordingly the debt has been classified as short-term debt in the consolidated financial statements.

On February 13, 2004, the Company announced that notice has been given that all outstanding 7.20% Trust Preferred Securities, Series A of Hartford Life Capital I, have been called for redemption on March 15, 2004. The redemption price will be $25 per share, plus accumulated and unpaid distributions thereon to March 15, 2004, in the amount of $0.30 per share. The redemption price will be payable on March 15, 2004, in the manner provided in the Amended and Restated Declaration of Trust for preferred securities. The Company will record a $7, before-tax, expense for the unamortized costs associated with these preferred securities in the first quarter of 2004.

ACQUISITIONS

On December 31, 2003, the Company acquired CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses for $485 in cash. Purchase consideration for this transaction was obtained from a capital contribution by The Hartford to the Company. The purchase price paid on December 31, 2003, was based on a September 30, 2003 valuation of the business acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the business acquired. The Company currently estimates that adjustment to the purchase price to be an increase of $51 which primarily reflects the increase in the surplus of the business acquired in the fourth quarter of 2003.

On April 2, 2001, The Hartford acquired Fortis Financial Group for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis, Inc. and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was recorded as a purchase transaction.

For a further discussion of these acquisitions, see Note 17 of Notes to Consolidated Financial Statements.

CAPITALIZATION

The Company's total capitalization, excluding unrealized gains (losses) on securities and other, net of tax, increased $1.4 billion, or 22%, from December 31, 2002 to December 31, 2003. The increase was primarily the result of net income of $769, a capital contribution from The Hartford in the amount of $519 to finance the acquisition of the group life and accident, and short term and long term disability business of CNA Financial Corporation, additional debt of $230, partially offset by dividends declared of $69. The debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains on securities, net of tax) decreased to 29% and 23% from December 31, 2002 to December 31, 2003, respectively, from 32% and 24% as of December 31, 2002, respectively. Net unrealized capital gains (losses) on securities, net of tax, increased $156, or 21%, as December 31, 2003, as compared to December 31, 2002, primarily due to the declining interest rate environment.

SHELF REGISTRATION

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2003, the Company had $1.0 billion remaining on its shelf.

For a further discussion of the shelf registration statements, see Note 8 of Notes to Consolidated Financial Statements.

DEBT

For a discussion of Debt, see Note 8 of Notes to Consolidated Financial Statements.

DIVIDENDS

The Company declared $69 in dividends to Hartford Holdings, Inc. for 2003. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

LIQUIDITY REQUIREMENTS

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facilities. The principal sources of operating funds for its insurance entities are premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which relies upon operating cash flow in the form of dividends from its subsidiaries, which enables it to service its debt, pay dividends to its parent, and pay certain business expenses. As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends.

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company ("HLA"), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $139 in 2003 and accrued dividends of $17 as of December 31, 2003. The statutory net gain in 2003 was $1.0 billion as compared to a net loss of $137 in 2002. The gain in the current year was primarily the result of improvements in the equity market performance in 2003. Statutory capital and surplus as of December 31, 2003 was $4.5 billion, a 48% increase over December 31, 2002.

The insurance holding company laws of the jurisdictions in which Hartford Life's insurance subsidiaries are incorporated (or deemed commercially domiciled) limit the payment of dividends.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions, and to purchase new investments. In addition, Hartford Life has a policy of carrying a significant short-term investment positions and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet any liquidity needs. (For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

CASH FLOW

                                            2003            2002            2001
                                        ------------   -------------   --------------
Cash provided by operating activities   $      1,425   $       1,058   $        1,642
Cash used for investing activities            (4,424)         (4,673)          (4,627)
Cash provided by financing activities          3,089           3,623            3,052
Cash - end of year                               265             179              167

2003 COMPARED TO 2002 -- The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The decrease in cash provided by financing activities primarily relates to the decrease in net general account receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

2002 COMPARED TO 2001 -- The decrease in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The increase in cash provided by financing activities primarily relates to the increase in net general account receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements

RATINGS

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

Upon completion of the Hartford's asbestos reserve study and the Hartford's capital-raising activities, certain of the major independent ratings organizations revised The Hartford's financial ratings as follows:

On May 23, 2003, Fitch affirmed all ratings on The Hartford Financial Services Group, Inc. including the fixed income ratings and the insurer financial strength rating of the Hartford Fire Intercompany Pool. Further, these ratings have been removed from Rating Watch Negative and now have a Stable Rating Outlook.

On May 20, 2003, Standard & Poor's removed from CreditWatch and affirmed the long-term counterparty credit and senior debt rating of The Hartford Financial Services Group, Inc. and the counterparty credit and financial strength ratings on the operating companies following the Company's completion of capital-raising activities. The outlook is stable.

On May 14, 2003, Moody's downgraded the debt ratings of both The Hartford Financial Services Group, Inc. and Hartford Life, Inc. to A3 from A2 and their short-term commercial paper ratings to P-2 from P-1. The outlook on all of the ratings except for the P-2 rating on commercial paper and P-1 short term rating is negative.

On May 13, 2003, A.M. Best affirmed the financial strength ratings of A+ of The Hartford Fire Intercompany Pool and the main operating life insurance subsidiaries of Hartford Life, Inc. Concurrently, A.M. Best downgraded to "a-" from "a+" the senior debt ratings of The Hartford Financial Services Group, Inc. and Hartford Life Inc. and removed the ratings from under review.

The following table summarizes Hartford Life's significant United States member companies' financial ratings from the major independent rating organizations as of February 20, 2004:

                                                              STANDARD &
                                            A.M. BEST  FITCH   POOR'S S   MOODY'S
                                            ---------  -----  ----------  -------
INSURANCE RATINGS
    Hartford Life Insurance Company             A+      AA       AA-         Aa3
    Hartford Life and Accident                  A+      AA       AA-         Aa3
    Hartford Life Group Insurance Company       A+      AA       AA-          --
    Hartford Life and Annuity                   A+      AA       AA-         Aa3
OTHER RATINGS
    Hartford Life, Inc.
        Senior debt                             a-       A        A-          A3
        Commercial paper
                                                --      F1       A-2         P-2
    Hartford Life Capital I and II             bbb      A-       BBB        Baa1
        Trust preferred securities
     Hartford Life Insurance Company:
       Short Term Rating                        --      --      A-1+         P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

EQUITY MARKETS

For a discussion of equity markets impact to capital and liquidity, see the Capital Markets Risk Management section under "Market Risk".

RISK-BASED CAPITAL

The National Association of Insurance Commissioners ("NAIC") has regulations establishing minimum capitalization requirements based on risk-based capital ("RBC") formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2003, Hartford Life had more than sufficient capital to meet the NAIC's minimum RBC requirements.

REGULATORY INITIATIVES AND CONTINGENCIES

Legal Proceedings - Hartford Life is or may become involved in various legal actions, in the normal course of its business, in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. Some of the pending litigation has been filed as purported class actions and some actions have been filed in certain jurisdictions that permit punitive damage awards that are disproportionate to the actual damages incurred. Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from potential, pending or threatened legal actions, after consideration of provisions made for estimated losses and costs of defense, will have a material adverse effect on the financial condition or operating results of the Company.

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

TERRORISM RISK INSURANCE ACT OF 2002

The Terrorism Risk Insurance Act of 2002 ("the Act") created a program under which the federal government will pay 90% of covered losses after an insurer's losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company's deductible for each year is based on the company's direct commercial earned premium for the prior calendar year multiplied by a specified percentage. The specified percentages are 10% for 2004 and 15% for 2005.

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the Federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

LEGISLATIVE INITIATIVES

Certain elements of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions, could have a material effect on the Company's sales of variable annuities and other investment products. While sales of these products do not appear to have been reduced to date, the long-term effect of the Jobs and Growth Act of 2003 on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

There are proposals in the federal 2005 budget submitted by President Bush which would create new investment vehicles with larger annual contribution limits for individuals. Some of these proposed vehicles would have significant tax advantages, and could have a material effect on sales of the Company's life insurance and investment products. There also have been proposals regarding the estate tax and deferred compensation arrangements that could have negative effects on the Company's product sales. Prospects for enactment of this legislation in 2004 are uncertain. Therefore, any potential effect on the Company's financial condition or results of operations cannot be reasonably estimated at this time.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. Legislation to restructure the Social Security system and expand private pension plans incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Congress is likely to consider a number of legal reform proposals this year. Among them is legislation that would reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Prospects for enactment of these proposals in 2004 are uncertain.

GUARANTY FUND

Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company's insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company's insurance subsidiaries' premium taxes. There were no guaranty fund assessment payments or refunds in 2003. There were guaranty fund assessment refunds of $2 in 2002 and no guaranty fund payments or refunds in 2001.

NAIC CODIFICATION

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification, and the Company has made the necessary changes in its statutory accounting and reporting required for implementation. The overall impact of applying the new guidance resulted in a benefit of $74 in statutory surplus.

EFFECT OF INFLATION

The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of Hartford Life during the three most recent fiscal years.

IMPACT OF NEW ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

- Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

- Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

- Reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and

- Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the estimated cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                      Other
                                                   Comprehensive
Cumulative Effect of Adoption        Net Income       Income
-----------------------------        ----------    -------------
Establishing GMDB and other
benefit  reserves for annuity
contracts                            $      (54)   $          --

Reclassifying certain separate
accounts to general accounts

                                             30              294

Other

                                             (1)              (2)
                                     ----------    -------------
Total cumulative effect of adoption  $      (25)   $         292
                                     ==========    =============

Exclusive of the cumulative effect, overall application of the SOP is expected to have a small positive impact to earnings over the next few years, with individual impacts described below.

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $199 and a related reinsurance recoverable asset of $108. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs. Exclusive of the cumulative effect adjustment, the establishment of the required liability at January 1, 2004 is expected to result in slightly higher earnings in future years as well as a more stable pattern of death benefit expense.

The Company sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The assumptions used in the determination of the secondary guarantee liability are consistent with those used in determining estimated gross profits for purposes of amortizing deferred policy acquisition costs. Based on current estimates, the Company expects the cumulative effect on net income upon recording this liability to be not material. The establishment of the required liability will change the earnings pattern of these products, lowering earnings in the early years of the contract and increasing earnings in the later years. Based on the current in-force of these products, the impact is not expected to be material in the near term. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. The Company believes consensus or further guidance surrounding the methodology for determining reserves for secondary guarantees will develop in the future. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings.

Separate Account Presentation

The Company has recorded certain MVA fixed annuity and modified guarantee life insurance products (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, the cumulative adjustments to earnings and other comprehensive income as a result of recording the separate account assets and liabilities in the general account were recorded net of amortization of deferred acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Upon adoption of the SOP, the component of CRC spread on a book value basis will be recorded in net investment income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders will be recognized as incurred. On balance, exclusive of the cumulative effect gain recognized, these changes will result in smaller future earnings from the in-force block of CRC contracts.

The Company has also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. As the separate account arrangement in Japan is not legally insulated from the general account liabilities of the Company, it does not meet the conditions for separate account reporting under the SOP. The adoption of the SOP will not change the pattern of earnings in the future.

Certain other products offered by the Company recorded in separate account assets and liabilities through December 31, 2003, were reclassified to the general account upon adoption of the SOP.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. Future impacts to net income as a result of adopting these provisions of the SOP are expected to be insignificant.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to contractholders on certain of its individual and group annuity products. Effective January 1, 2004, upon adopting the SOP, the future expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Due to the longer deferral periods, this provision is expected to have a small positive impact to earnings in future periods.

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

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2003.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

         There was no change in the Company's internal control over financial reporting that occurred during the Company's fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A with regard to the Company's ultimate parent entity, The Hartford, is set forth in Item 14 of The Hartford's Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Consolidated Financial Statement Schedules elsewhere herein.

    3. EXHIBITS. See Exhibit Index elsewhere herein.

(b) Reports on Form 8-K - During the fourth quarter of 2003, the Company filed the following Current Report on Form 8-K:

Filed December 2, 3003, Item 5, Other Events, to report the agreement of one of the Company's subsidiaries to acquire certain group benefits businesses from CNA Financial Corporation.

(c) Exhibits - See Item 15(a)(3).

(d) Schedules - See Item 15(a)(2).

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                   Page(s)
Report of Management                                                               F-1
Independent Auditors' Report                                                       F-2
Consolidated Statements of Income for the three years ended December 31, 2003      F-3
Consolidated Balance Sheets as of December 31, 2003 and 2002                       F-4
Consolidated Statements of Changes in Stockholder's Equity for the three
  years ended December 31, 2003                                                    F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2003  F-6
Notes to Consolidated Financial Statements                                         F-7-42
Schedule I  --  Summary of Investments - Other Than Investments in Affiliates      S-1
Schedule II  -- Condensed Financial Information of Hartford Life, Inc.             S-2-3
Schedule III -- Supplementary Insurance Information                                S-4
Schedule IV -- Reinsurance                                                         S-5
Schedule V  -- Valuation and Qualifying Accounts                                   S-6

                              REPORT OF MANAGEMENT

The management of Hartford Life, Inc. (Hartford Life) is responsible for the preparation and integrity of information contained in the accompanying consolidated financial statements. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these consolidated statements present fairly, Hartford Life's financial position and results of operations.

Management has made available Hartford Life's financial records and related data to Deloitte & Touche LLP, independent auditors, in order for them to perform their audits of Hartford Life's consolidated financial statements. Their report appears on page F-2.

An essential element in meeting management's financial responsibilities is Hartford Life's system of internal controls. These controls, which include accounting controls and Hartford Life's internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while Hartford Life's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement.

Another important element is management's recognition and acknowledgement within the organization of its responsibility for fostering a strong, ethical climate, thereby firmly establishing an expectation that Hartford Life's affairs be transacted according to the highest standards of personal and professional conduct. Hartford Life has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Hartford Life, Inc.
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life, Inc. and its subsidiaries (collectively, "the Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting for goodwill and indefinite-lived intangible assets in 2002. In addition, the Company changed its method of accounting for derivative instruments and hedging activities and its method of accounting for the recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets in 2001.

Deloitte & Touche LLP
Hartford, Connecticut
February 25, 2004

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the years ended December 31,
                                                                       ---------------------------------
                           (In millions)                                  2003         2002       2001
                           ------------                                --------     ---------   --------
REVENUES
Fee income                                                             $  2,760     $   2,577   $  2,633
Earned premiums and other                                                 3,217         2,817      3,103
Net investment income                                                     2,041         1,849      1,782
Net realized capital gains (losses)                                          40          (308)      (136)
                                                                       --------     ---------   --------
        TOTAL REVENUES                                                    8,058         6,935      7,382
                                                                       --------     ---------   --------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                            4,616         4,158      4,444
Insurance expenses and other                                              1,544         1,405      1,359
Amortization of deferred policy acquisition costs and present value
     of future profits                                                      769           628        642
Dividends to policyholders                                                   63            65         68
Interest expense                                                            117           112        104
                                                                       --------     ---------   --------
        TOTAL BENEFITS, CLAIMS AND EXPENSES                               7,109         6,368      6,617
                                                                       --------     ---------   --------

        INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
            ACCOUNTING CHANGES                                              949           567        765
Income tax expense                                                          180            10         54
                                                                       --------     ---------   --------
        INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES               769           557        711
                                                                       ========     =========   ========
Cumulative effect of accounting changes, net of tax                           -             -        (26)
                                                                       ========     =========   ========
        NET INCOME                                                     $    769     $     557   $    685
                                                                       ========     =========   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           As of December 31,
                                                                                    -------------------------------
                       (In millions, except for share data)                              2003             2002
                       ------------------------------------                         -------------    --------------
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $35,569
    and $27,982)                                                                    $      37,462    $       29,377
Equity securities, available for sale, at fair value (cost of $335 and $483)                  357               458
Policy loans, at outstanding balance                                                        2,512             2,934
Other investments                                                                             823             1,122
                                                                                    -------------    --------------
    Total investments                                                                      41,154            33,891
Cash                                                                                          265               179
Premiums receivable and agents' balances                                                      335               208
Reinsurance recoverables                                                                      604               796
Deferred policy acquisition costs and present value of future profits                       6,623             5,758
Deferred income taxes                                                                        (486)             (274)
Goodwill                                                                                      796               796
Other assets                                                                                1,668             1,362
Separate account assets                                                                   136,633           107,078
                                                                                    -------------    --------------
             TOTAL ASSETS                                                           $     187,592    $      149,794
                                                                                    =============    ==============

LIABILITIES
Reserve for future policy benefits                                                  $      11,411    $        8,583
Other policyholder funds                                                                   26,186            23,957
Short-term debt                                                                               505                 -
Long-term debt                                                                              1,300             1,575
Other liabilities                                                                           4,498             2,913
Separate account liabilities                                                              136,633           107,078
                                                                                    -------------    --------------
        TOTAL LIABILITIES                                                                 180,533           144,106
                                                                                    =============    ==============

COMMITMENTS AND CONTINGENT LIABILITIES, NOTE 17

STOCKHOLDER'S EQUITY
Common Stock - 1,000 shares authorized, issued and outstanding
Par value $0.01                                                                                 -                 -
Capital surplus                                                                             2,489             1,970
Accumulated other comprehensive income
    Net unrealized capital gains on securities, net of tax                                    903               747
    Foreign currency translation adjustments                                                  (43)              (39)
   Total accumulated other comprehensive income                                               860               708
Retained earnings                                                                           3,710             3,010
                                                                                    -------------    --------------
        TOTAL STOCKHOLDER'S EQUITY                                                          7,059             5,688
                                                                                    =============    ==============
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $     187,592    $      149,794
                                                                                    =============    ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                     ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                     --------------------------------------
                                                         NET       NET GAIN
                                                      UNREALIZED   (LOSS) ON
                                                       CAPITAL     CASH FLOW      FOREIGN
                                                      GAINS ON      HEDGING      CURRENCY                   TOTAL
                                    COMMON  CAPITAL  SECURITIES,  INSTRUMENTS,  TRANSLATION   RETAINED   STOCKHOLDER'S
         (In millions)               STOCK  SURPLUS  NET OF TAX    NET OF TAX   ADJUSTMENTS   EARNINGS      EQUITY
         -------------              ------  -------  -----------  -----------   -----------   --------   -------------
2003

Balance, December 31, 2002          $   -   $ 1,970  $       621  $       126    $      (39)  $  3,010   $      5,688
Comprehensive income
Net income                                                                                         769            769
                                                                                                         ------------
Other comprehensive income, net of
  tax (1)
  Net change in unrealized capital
   gains on securities (3)                                   307                                                  307
  Net loss on cash flow hedging
   instruments                                                           (151)                                   (151)
                                                                                                         ------------
  Cumulative translation
   adjustments                                                                           (4)                       (4)
                                                                                                         ------------
Total other comprehensive income                                                                                  152
                                                                                                         ------------
Total comprehensive income                                                                                        921
                                                                                                         ------------
Dividends declared                                                                                 (69)           (69)
Capital contribution from parent                519                                                               519
                                    -----   -------  -----------  -----------   -----------   --------   ------------
BALANCE, DECEMBER 31, 2003          $   -   $ 2,489  $       928  $       (25)   $      (43)  $  3,710   $      7,059
                                    =====   =======  ===========  ===========   ===========   ========   ============

2002

Balance, December 31, 2001          $   -   $ 1,895  $       163  $        62    $      (29)  $  2,519   $      4,610
Comprehensive income
Net income                                                                                         557            557
                                                                                                         ------------
Other comprehensive income, net of
  tax (1)
  Net change in unrealized capital
   gains on securities (3)                                   458                                                  458
  Net gain on cash flow hedging
   instruments                                                             64                                      64
                                                                                                         ------------
  Cumulative translation
   adjustments                                                                          (10)                      (10)
                                                                                                         ------------
Total other comprehensive income                                                                                  512
                                                                                                         ------------
  Total comprehensive income                                                                                    1,069
                                                                                                         ------------
Dividends declared                                                                                 (66)           (66)
Capital contribution from parent                 75                                                                75
                                    -----   -------  -----------  -----------   -----------   --------   ------------
    BALANCE, DECEMBER 31, 2002      $   -   $ 1,970  $       621  $       126   $       (39)  $  3,010   $      5,688
                                    =====   =======  ===========  ===========   ===========   ========   ============

2001

Balance, December 31, 2000          $   -   $ 1,280  $        40  $         -   $       (13)  $  1,900   $      3,207
Comprehensive income
Net income                                                                                         685            685
                                                                                                         ------------
Other comprehensive income, net of
  tax (1)
  Cumulative effect of accounting
   change(2)                                                   3           20                                      23
  Net change in unrealized capital
   gains on securities (3)                                   120                                                  120
  Net gain on cash flow hedging
   instruments                                                             42                                      42
                                                                                                         ------------
  Cumulative translation
   adjustments                                                                          (16)                      (16)
                                                                                                         ------------
Total other comprehensive income                                                                                  169
                                                                                                         ------------
  Total comprehensive income                                                                                      854
                                                                                                         ------------
Dividends declared                                                                                 (66)           (66)
Capital contribution from parent                615                                                               615
                                    -----   -------  -----------  -----------   -----------   --------   ------------
    BALANCE, DECEMBER 31, 2001      $   -   $ 1,895  $       163  $        62   $       (29)  $  2,519   $      4,610
                                    =====   =======  ===========  ===========   ===========   ========   ============

(1) Net change in unrealized capital gain on securities is reflected net of tax provision of $165, $247 and $65 for the years ended December 31, 2003, 2002 and 2001, respectively. Cumulative effect of accounting change is net of tax benefit of $12 for the year ended December 31, 2001. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(81) and $34 for the years ended December 31, 2003 and 2002, respectively. There is no tax effect on cumulative translation adjustments.

(2) Net change in unrealized capital gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3) There were reclassification adjustments for after-tax gains (losses) realized in net income of $24, $(187) and $(77) for the years ended December 31, 2003, 2002 and 2001, respectively.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the years ended December 31,
                                                                                ----------------------------------
                             (In millions)                                        2003         2002        2001
                             ------------                                       ---------   ---------   ----------
 OPERATING ACTIVITIES
 Net income                                                                     $     769   $     557   $      685
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
     ACTIVITIES
 Net realized capital (gains) losses                                                  (40)        308          136
 Cumulative effect of accounting changes, net of tax                                    -           -           26
 Amortization of deferred policy acquisition costs and present value of future
     profits                                                                          769         628          642
 Additions to deferred policy acquisition costs and present value of future
     profits                                                                       (1,626)     (1,163)      (1,083)
 Depreciation and amortization                                                        137          63           27
 Decrease (increase) in premiums receivable and agents' balances                        1          21          (14)
 Increase (decrease) in other liabilities                                             467        (177)          17
 Increase in receivables                                                              (65)        (44)         (23)
 Increase in accrued liabilities and payables                                         298          75          (24)
 (Decrease) increase in accrued tax                                                   (36)        192          103
 Decrease (increase) in deferred income tax                                           153         (26)          (2)
 Increase in future policy benefits                                                   928         631        1,383
 Decrease increase in reinsurance recoverables                                         35         (12)        (127)
 (Increase) decrease in other assets                                                 (365)          5         (104)
                                                                                ---------   ---------   ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,425       1,058        1,642
                                                                                =========   =========   ==========
 INVESTING ACTIVITIES
 Purchases of investments                                                         (15,286)    (14,727)     (12,023)
 Sales of investments                                                               7,787       7,510        6,113
 Maturity and principal paydowns of fixed maturity investments                      3,540       2,601        2,470
 Purchase of business/affiliate, net of cash acquired                                (464)          -       (1,078)
 Other                                                                                 (1)        (57)        (109)
                                                                                ---------   ---------   ----------
       NET CASH USED FOR INVESTING ACTIVITIES                                      (4,424)     (4,673)      (4,627)
                                                                                =========   =========   ==========
 FINANCING ACTIVITIES
 Capital contribution from parent                                                     519          75          615
 Proceeds from issuance of long-term debt                                             230          75          400
 Proceeds from issuance of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated
     debentures                                                                         -           -          200
 Dividends paid                                                                       (69)        (66)         (64)
 Net receipts from investment and universal life-type contracts charged
     against policyholder accounts                                                  2,409       3,539        1,901
                                                                                ---------   ---------   ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                    3,089       3,623        3,052
                                                                                =========   =========   ==========
 Net increase in cash                                                                  90           8           67
 Impact of foreign exchange                                                            (4)          4           (6)
 Cash - beginning of year                                                             179         167          106
                                                                                ---------   ---------   ----------
       CASH - END OF YEAR                                                       $     265   $     179   $      167
                                                                                =========   =========   ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 NET CASH PAID (RECEIVED) DURING THE YEAR FOR
Income taxes                                                                    $      50   $      48   $      (40)
Interest                                                                        $     115   $     110   $       89

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

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life and its wholly-owned as well as controlled majority owned subsidiaries. Investments in companies in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining reserves, deferred policy acquisition costs, valuation of investments and derivative instruments, income taxes and contingencies.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial information to conform to the current period classifications.

ADOPTION OF NEW ACCOUNTING STANDARDS

Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Under the consensus, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities", and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", that are classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. The consensus also requires certain qualitative disclosures about the unrealized holdings in order to provide additional information that the Company considered in concluding that the unrealized losses were not other-than-temporary. See disclosures in Note 3.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares regardless of whether the instrument is settled on a net-cash or gross physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g., security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer's shares. Mandatorily redeemable equity and written options requiring the issuer to buy back shares are examples of financial instruments that should be reported as liabilities under this new guidance.

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

In April 2003, the FASB issued guidance in Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor of Those Instruments", ("DIG B36") that addresses the instances in which bifurcation of an instrument into a debt host contract and an embedded derivative is required. The effective date of DIG B36 was October 1, 2003. DIG B36 indicates that bifurcation is necessary in a modified coinsurance arrangement when the yield on the receivable and payable is based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets, rather than the overall creditworthiness of the ceding company. The Company has evaluated its modified coinsurance and funds withheld agreements and believes all but one are not impacted by the provisions of DIG B36. The one modified coinsurance agreement that requires the separate recording of an embedded derivative contains two total return swap embedded derivatives that virtually offset each other. Due to the offsetting nature of these total return swaps, the net value of the embedded derivatives in the modified coinsurance agreement had no material effect on the consolidated financial statements upon adoption of DIG B36 on October 1, 2003 and at December 31, 2003.

DIG B36 is also applicable to corporate issued debt securities that incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor. The adoption of DIG B36, as it relates to corporate issued debt securities, did not have a material effect on the Company's consolidated financial condition or results of operations.

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

The provisions of SFAS No. 149 that relate to SFAS No. 133 DIG issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the guidance in SFAS No. 149 related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

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

In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R"), which incorporates a number of modifications and changes made to the original version. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption is permitted. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs but resulted in the deconsolidation of VIEs that issued Mandatorily Redeemable Preferred Securities of Subsidiary Trust ("trust preferred securities"). The Company is not the primary beneficiary of the VIEs, which issued the trust preferred securities. The Company does not own any of the trust preferred securities which were issued to unrelated third parties. These trust preferred securities are considered the principal variable interests issued by the VIEs. As a result, the VIEs, which the Company previously consolidated, are no longer consolidated. The sole assets of the VIEs are junior subordinated debentures issued by the Company with repayment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company's Consolidated Balance Sheets as "company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures". The dividends on the trust preferred securities were reported as interest expense. At December 31, 2003 and 2002, the impact of deconsolidation was to increase long-term debt and decrease the trust preferred securities by $450 and $450, respectively. See Note 8, "Debt", for disclosure of information related to these VIEs as required under FIN 46R.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under historical guidance, all gains and losses resulting from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds that guidance and requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they are both unusual and infrequent in occurrence. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases" for the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 requires that those lease modifications be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Adoption of the provisions of SFAS No. 145 related to SFAS No. 13 did not have a material impact on the Company's consolidated financial condition or results of operations.

Effective September 2001, the Company adopted EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". Under the consensus, costs related to the terrorist act should be reported as part of income from continuing operations and not as an extraordinary item. The Company has recognized and classified all direct and indirect costs associated with the attack of September 11 in accordance with the consensus. (For discussion of the impact of the September 11 terrorist attack ("September 11"), see Note 19.)

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

During the second quarter of 2002, the Company completed the review and analysis of its goodwill asset in accordance with the provisions of SFAS No. 142. The result of the analysis indicated that each reporting unit's fair value exceeded its carrying amount, including goodwill. As a result, goodwill for each reporting unit was not considered impaired. SFAS No. 142 also requires that useful lives for intangibles other than goodwill be reassessed and remaining amortization periods be adjusted accordingly. (For further discussion of the impact of SFAS No. 142, see Note 6.)

Effective April 1, 2001, the Company adopted EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Under the consensus, investors in certain securities with contractual cash flows, primarily asset-backed securities, are required to periodically update their best estimate of cash flows over the life of the security. If the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other than temporary impairment charge is recognized. The estimated cash flows are also used to evaluate whether there have been any changes in the securitized asset's estimated yield. All yield adjustments are accounted for on a prospective basis. Upon adoption of EITF Issue No. 99-20, the Company recorded a $3 charge as the net of tax cumulative effect of the accounting change.

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and
138. The standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The standard also specifies accounting criteria under which a derivative can qualify for hedge accounting. In order to receive hedge accounting, the derivative instrument must qualify as a hedge of either the fair value or the variability of the cash flow of a qualified asset or liability, or forecasted transaction. Hedge accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. The Company's policy prior to adopting SFAS No. 133 was to carry its derivative instruments on the balance sheet in a manner similar to the hedged item(s).

Upon adoption of SFAS No. 133, the Company recorded a $23 charge as the net of tax cumulative effect of the accounting change. This transition adjustment was primarily comprised of gains and losses on derivatives that had been previously deferred and not adjusted to the carrying amount of the hedged item. Also included in the transition adjustment were gains and losses related to recognizing at fair value all derivatives that are designated as fair-value hedging instruments offset by the difference between the book values and fair values of related hedged items attributable to the hedged risks. The entire transition amount was previously recorded in Accumulated Other Comprehensive Income ("AOCI") - Unrealized Gain/Loss on Securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected by the implementation of SFAS No. 133. Upon adoption, the Company also reclassified $20, net of tax, to AOCI - Gain on Cash-Flow Hedging Instruments from AOCI - Unrealized Gain/Loss on Securities. This reclassification reflects the January 1, 2001 net unrealized gain for all derivatives that were designated as cash-flow hedging instruments. (For further discussion of the Company's derivative-related accounting policies, see Note 2.)

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities", (SOP 03-3). SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities (collectively hereafter referred to as "loan(s)") acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted to the excess of the estimated undiscounted expected principal, interest and other cash flows over the initial investment in the loan. SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004 and within the scope of Practice Bulletin 6 "Amortization of Discount on Certain Acquired Loans", SOP 03-3, as it pertains to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In July 2003, AcSEC issued a final Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

- Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits ("GMDB"), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

- Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

- Reporting and measuring the Company's interest in its separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; and

- Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs ("DAC").

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the estimated cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                        Other
                                                     Comprehensive
   Cumulative Effect of Adoption       Net Income       Income
   -----------------------------       ----------       ------
Establishing GMDB and other benefit
reserves for annuity contracts         $      (54)*  $          --

Reclassifying  certain separate
accounts to general accounts                   30              294

Other

                                               (1)              (2)
                                       ----------    -------------
Total cumulative effect of adoption    $      (25)   $         292
                                       ==========    =============

* As of September 30, 2003, the Company estimated the cumulative effect of adopting this provision of the SOP to be between $30 and $40, net of amortization of DAC and taxes. During the fourth quarter, industry and the largest public accounting firms reached general consensus on how to record the reinsurance recovery asset related to GMDB's. This refinement resulted in the increase to the cumulative effect adjustment as of January 1, 2004.

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of
(1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $199 and a related reinsurance recoverable asset of $108. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

Through December 31, 2003, the Company had not recorded a liability for the risks associated with GMDB offered on the Company's variable annuity business, but had consistently recorded the related expenses in the period the benefits were paid to contractholders.

Net of reinsurance, the Company paid $54 and $49 for the years ended December 31, 2003 and 2002, respectively, in GMDB benefits to contractholders.

At December 31, 2003, the Company held $92.4 billion of variable annuities that contained guaranteed minimum death and other benefits. The Company's total gross exposure (i.e. before reinsurance), or net amount at risk (the amount by which current account values in the variable annuity contracts are not sufficient to meet its GMDB commitments), related to these guaranteed death benefits as of December 31, 2003 was $11.5 billion. Due to the fact that 80% of this amount was reinsured, the Company's net exposure was $2.3 billion. However, the Company will only incur these guaranteed death benefit payments in the future if the policyholder has an in-the-money guaranteed death benefit at their time of death.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The assumptions used in the determination of the secondary guarantee liability are consistent with those used in determining estimated gross profits for purposes of amortizing deferred policy acquisition costs. Based on current estimates, the Company expects the cumulative effect on net income upon recording this liability to be not material. The establishment of the required liability will change the earnings pattern of these products, lowering earnings in the early years of the contract and increasing earnings in the later years. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. The Company believes consensus or further guidance surrounding the methodology for determining reserves for secondary guarantees will develop in the future. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings.

Separate Account Presentation

The Company has recorded certain MVA fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contractholder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, market value reserves included in separate account liabilities for CRC, of $10.8 billion, were revalued at current account value in the general account to $10.1 billion. The related separate account assets of $11.0 billion were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available for sale securities, and will continue to be recorded at fair value, however, subsequent changes in fair value, net of amortization of deferred acquisition costs and income taxes, will be recorded in other comprehensive income rather than net income. On January 1, 2004, the Company recorded a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on available for sale invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Upon adoption of the SOP, the components of CRC spread on a book value basis will be recorded in interest income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders will be recognized as incurred.

The Company has also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. As the separate account arrangement in Japan is not legally insulated from the general account liabilities of the Company, it does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, separate account liabilities in Japan of $6.2 billion recorded at account value in the separate account, were reclassified to the general account with no change in value. The related separate account assets of $6.2 billion were also reclassified to the general account with no change in value. The separate account assets are primarily comprised of equity securities. These assets were recorded at fair value in a trading securities portfolio with the subsequent changes in fair value reflected in net investment income.

Certain other products offered by the Company recorded in separate account assets and liabilities through December 31, 2003, were reclassified to the general account upon adoption of the SOP.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. These interests were recorded as available for sale equity securities, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. Trading securities are recorded at fair value with changes in fair value recorded to net investment income. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. The Company has designated its proportionate interest in these equity securities and fixed maturities as available for sale.

Sales Inducements

The Company currently offers enhanced or bonus crediting rates to contractholders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting the SOP, the future expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment to FASB No. 123", which provides three optional transition methods for entities that decide to voluntarily adopt the fair value recognition principles of SFAS No. 123, "Accounting for Stock Issued to Employees", and modifies the disclosure requirements of SFAS No. 123. In January 2003, The Hartford adopted the fair value recognition provisions of accounting for employee stock-based compensation and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford expenses all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the year ended December 31, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123. For further discussion of The Hartford's stock-based compensation plans, see Note 10 of Notes to Consolidated Financial Statements

INVESTMENTS

Hartford Life's investments in both fixed maturities, which include bonds, redeemable preferred stock and commercial paper and equity securities, which include common and non-redeemable preferred stocks, are classified as "available-for-sale" in accordance with SFAS No. 115. Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders' share related to the Company's immediate participation guarantee contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholder's equity as a component of accumulated other comprehensive income. Upon adoption of SOP 03-1 on January 1, 2004, certain investments associated with the variable annuity products offered in Japan and investments in interests in separate accounts will be recorded in a trading securities portfolio. These assets will be recorded at fair value with the changes in fair value reflected in net investment income. See footnote 2 for further details. Policy loans are carried at outstanding balance which approximates fair value. Other investments consist primarily of limited partnership investments which are accounted for by the equity method. The Company's net income from partnerships is included in net investment income. Other investments also include mortgage loans carried at amortized cost and derivatives at fair value.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing services, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or "waterfall" approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, a significant percentage of the Company's asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer's credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer's industry and security's time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2003 and 2002, primarily consisted of non-144A private placements and have an average duration of 4.5 and 4.7, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2003 and 2002:

                                                          2003                                  2002
                                          ------------------------------------  ------------------------------------
                                          General Account Fixed  Percentage of  General Account Fixed  Percentage of
                                            Maturities at Fair    Total Fair      Maturities at Fair     Total Fair
                                                 Value              Value               Value              Value
                                          ---------------------  -------------  ---------------------  -------------
Priced via independent market quotations      $     30,806           82.2%           $    23,134           78.8%
Priced via broker quotations                         2,250            6.0%                 3,127           10.6%
Priced via matrices                                  2,488            6.6%                 2,039            6.9%
Priced via other methods                               172            0.5%                    87            0.3%
Short-term investments [1]                           1,746            4.7%                   990            3.4%
                                              ------------          -----            -----------          -----
    TOTAL                                     $     37,462          100.0%           $    29,377          100.0%
                                              ============          =====            ===========          =====

[1] Short-term investments are valued at amortized cost, which approximates fair value.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be other-than-temporarily impaired, and a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20, ("non-EITF Issue No. 99-20 securities"), that are depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless the depression is the result of rising interest rates or significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. Non-EITF Issue No. 99-20 securities depressed less than twenty percent or depressed twenty percent or more but for less than six months are also reviewed to determine if an other-than-temporary impairment is present. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on security transactions associated with the Company's immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were $1 for the years ended December 31, 2003, 2002 and 2001. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them. Net realized capital gains and losses, after deducting the life and pension policyholders' share and related amortization of deferred policy acquisition costs for certain products, are reported as a component of revenues and are determined on a specific identification basis.

Net Investment Income

Interest income from fixed maturities is recognized when earned on a constant effective yield basis. The Company stops recognizing interest income when it does not expect to receive amounts in accordance with the contractual terms of the security. Net investment income on these investments is recognized only when interest payments are received.

DERIVATIVE INSTRUMENTS

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into income enhancement and replication transactions. (For a further discussion, see Note 3.)

The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Effective January 1, 2001, and in accordance with SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. Fair value is based upon either independent market quotations for exchange traded derivative contracts, independent third party pricing sources or pricing valuation models which utilize independent third party data as inputs. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the Consolidated Balance Sheets, excluding embedded derivatives and GMWB reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the Consolidated Balance Sheets. (For further discussion of GMWB, see "Product Derivatives and Risk Management".)

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash-flow" hedge), (3) a foreign-currency, fair value or cash-flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133.

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the Consolidated Statements of Operations in which the hedged item is recorded. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Net Investment in a Foreign Operation Hedges

Changes in fair value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings. Periodic derivative net coupon settlements are recorded in net investment income.

Other Investment and Risk Management Activities

The Company's other investment and risk management activities primarily relate to strategies used to reduce economic risk or enhance income, and do not receive hedge accounting treatment under SFAS No. 133. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses. During 2003, the Company began recording periodic net coupon settlement in net realized capital gains and losses and reclassified prior period amounts to conform to the current year presentation

Hedge Documentation and Effectiveness Testing

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. In connection with the implementation of SFAS No. 133, the Company designated anew all existing hedge relationships. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow, foreign-currency or net-investment hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. At inception, and on a quarterly basis, the change in value of the hedging instrument and the change in value of the hedged item are measured to assess the validity of maintaining special hedge accounting. Hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge effectiveness is assessed using the quantitative methods prescribed by SFAS No. 133, as amended, including the "Change in Variable Cash Flows Method," the "Change in Fair Value Method" and the "Hypothetical Derivative Method" depending on the hedge strategy. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which the derivative became ineffective and prospectively, as discussed below under discontinuance of hedge accounting.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. The changes in the fair value of the hedged asset or liability are no longer recorded in earnings. When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Embedded Derivatives

The Company occasionally purchases or issues financial instruments or products that contain a derivative instrument that is embedded in the financial instruments or products. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.

Credit Risk

The Company's derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified weekly and netted, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company's internal compliance unit, reviewed frequently by senior management and reported to the Company's Finance Committee of the Board of Directors. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

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

For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the lives of those contracts. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity under the current arrangement, as it relates to new business, and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. As of December 31, 2003, $6.2 billion or 36% of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index put options and futures contracts. For the year ended December 31, 2003, net realized capital gains and losses included the change in market value of both the value of the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $6 gain before deferred policy acquisition costs and tax effects. The net gain is due principally to an approximate $4 gain associated with international funds for which hedge positions had not been initiated prior to December 31, 2003, but were initiated in the first quarter of 2004 and $2 due to modeling refinements to improve valuation estimates. Excluding these items our hedging strategy ineffectiveness on S&P 500 and NASDAQ economic hedge positions was not significant.

SEPARATE ACCOUNTS

Hartford Life maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein Hartford Life contractually guarantees either a minimum return or account value to the policyholder. The fees earned for administrative and contractholder maintenance services performed for these separate accounts are included in fee income. Beginning January 1, 2004, products previously recorded in guaranteed separate accounts through December 31, 2003, will be recorded in the general account in accordance with the Company's adoption of the SOP. See Note 2 of Notes to Consolidated Financial Statements for a more complete discussion of the Company's adoption of the SOP.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At December 31, 2003 and 2002, the carrying value of the Company's DAC was $6.6 billion and $5.8 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits ("EGPs"), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management's estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company's variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2003 and 2002. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5% to 8.5% for both years ended December 31, 2003 and 2002.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2003, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2003 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at December 31, 2003. If the Company assumed a 9% average long-term rate of growth from December 31, 2003 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $65-$75, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $80-$95, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company's overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,112 on December 31, 2003), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of December 31, 2003, the Company believed variable annuity separate account assets could fall by at least 40% before portions of its DAC asset would be unrecoverable.

RESERVE FOR FUTURE POLICY BENEFITS

Hartford Life establishes and carries as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations. Reserves for life insurance and disability contracts are based on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which are modified to reflect the Company's actual experience when appropriate. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's disability or death. Reserves also include unearned premiums, premium deposits, claims incurred but not reported and claims reported but not yet paid. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

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

                                               For the years ended
                                                   December 31,
                                      2003            2002                 2001
                                     -------   --------------------     ---------
BEGINNING CLAIM RESERVES - GROSS     $ 2,914      $     2,764           $   2,384
Less: Reinsurance recoverables           275              264                 177
                                     -------      -----------           ---------
BEGINNING CLAIM RESERVES - NET         2,639            2,500               2,207
                                     -------      -----------           ---------
INCURRED EXPENSES RELATED TO:
    Current year                       1,140            1,154               1,272
    Prior years                          (41)               4                 (15)
                                     -------      -----------           ---------
      TOTAL INCURRED                   1,099            1,158               1,257
                                     -------      -----------           ---------
PAID EXPENSES RELATED TO:
    Current year                         367              387                 439
    Prior years                          638              632                 525
                                     -------      -----------           ---------
      TOTAL PAID                       1,005            1,019                 964
                                     -------      -----------           ---------
ENDING CLAIM RESERVES - NET            2,733            2,639               2,500
Add: Acquisition of claim reserves     1,497                -                   -
Add: Reinsurance recoverables            250              275                 264
                                     -------      -----------           ---------
      ENDING CLAIM RESERVES - GROSS  $ 4,480      $     2,914           $   2,764
                                     =======      ===========           =========

OTHER POLICYHOLDER FUNDS

Other policyholder funds and benefits payable include reserves for investment contracts without life contingencies, corporate owned life insurance and universal life insurance contracts. Of the amounts included in this item, $25.6 billion and $22.3 billion, as of December 31, 2003 and 2002, respectively, represent net policyholder obligations. The liability for policy benefits for universal life-type contracts is equal to the balance that accrues to the benefit of policyholders, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.

For investment contracts, policyholder liabilities are equal to the accumulated policy account values, which consist of an accumulation of deposit payments plus credited interest, less withdrawals and amounts assessed through the end of the period.

REVENUE RECOGNITION

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders' account balances and are recognized in the period in which services are provided. Traditional life and the majority of the Company's accident and health products are long duration contracts, and premiums are recognized as revenue when due from policyholders. Retrospective and contingent commissions and other related expenses are incurred and recorded in the same period that the retrospective premiums are recorded or other contract provisions are met.

FOREIGN CURRENCY TRANSLATION

Foreign currency translation gains and losses are reflected in stockholder's equity as a component of accumulated other comprehensive income. The Company's foreign subsidiaries' balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are reflected in earnings. The national currencies of the international operations are their functional currencies.

DIVIDENDS TO POLICYHOLDERS

Policyholder dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.

Participating life insurance in force accounted for 6%, 6% and 8% as of December 31, 2003, 2002 and 2001, respectively, of total life insurance in force. Dividends to policyholders were $63, $65 and $68 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder's share of net income on those contracts that cannot be distributed is excluded from stockholders' equity by a charge to operations and a credit to a liability.

MUTUAL FUNDS

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford mutual funds, a family of 34 mutual funds. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase "shares" in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company's consolidated financial statements since they are not assets, liabilities and operations of the Company.

REINSURANCE

Written premiums, earned premiums and incurred insurance losses and loss adjustment expense all reflect the net effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to our acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks the Company has underwritten. Reinsurance accounting is followed for assumed and ceded transactions when the risk transfer provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," have been met.

INCOME TAXES

The Company recognizes taxes payable or refundable for the current year and deferred taxes for the future tax consequences of differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

3.  INVESTMENTS AND DERIVATIVE INSTRUMENTS

                                                                                     For the years ended December 31,
                                                                            -------------------------------------------------
                                                                               2003               2002                2001
                                                                            -----------         ----------         ----------
COMPONENTS OF NET INVESTMENT INCOME

Fixed maturities income                                                     $     1,673         $    1,485         $    1,364
Policy loans income                                                                 210                254                307
Other investment income                                                             181                131                127
                                                                            -----------         ----------         ----------
Gross investment income                                                           2,064              1,870              1,798
Less:   Investment expenses                                                          23                 21                 16
                                                                            -----------         ----------         ----------
   NET INVESTMENT INCOME                                                    $     2,041         $    1,849         $    1,782
                                                                            ===========         ==========         ==========

COMPONENTS OF NET REALIZED CAPITAL GAINS (LOSSES)

Fixed maturities                                                            $        19         $     (296)        $      (49)
Equity securities                                                                    (7)               (22)               (11)
Periodic net coupon settlements on non-qualifying derivatives                        26                  9                 (3)
Sale of affiliates                                                                   (1)                (4)               (39)
Other [1]                                                                             2                  4                (35)
Change in liability to policyholders for net realized capital gains                   1                  1                  1
                                                                            -----------         ----------         ----------
   NET REALIZED CAPITAL GAINS (LOSSES)                                      $        40         $     (308)        $     (136)
                                                                            ===========         ==========         ==========

[1] 2003 Includes $6 of net gains associated with the GMWB hedging program.

COMPONENTS OF UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES

Gross unrealized gains                                                      $        34         $       10         $        9
Gross unrealized losses                                                             (12)               (35)               (29)
                                                                            -----------         ----------         ----------
Net unrealized gains (losses)                                                        22                (25)               (20)
Deferred income taxes and other items                                                 8                 (9)                (7)
                                                                            -----------         ----------         ----------
Net unrealized gains (losses), net of tax                                            14                (16)               (13)
Balance - beginning of year                                                         (16)               (13)                (6)
                                                                            -----------         ----------         ----------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES                 $        30         $       (3)        $       (7)
                                                                            ===========         ==========         ==========

COMPONENTS OF UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES

Gross unrealized gains                                                      $     2,051         $    1,704         $      632
Gross unrealized losses                                                            (158)              (309)              (341)
Net unrealized losses credited to policyholders                                     (63)               (58)               (21)
                                                                            -----------         ----------         ----------
Net unrealized gains                                                              1,830              1,337                270
Deferred income taxes and other items                                               916                700                 94
                                                                            -----------         ----------         ----------
Net unrealized gains, net of tax                                                    914                637                176
Balance - beginning of year                                                         637                176                 46
                                                                            -----------         ----------         ----------
   CHANGE IN UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES                  $       277         $      461         $      130
                                                                            ===========         ==========         ==========

                                                                                    As of December 31, 2003
                                                        --------------------------------------------------------------------
                                                         Amortized           Gross               Gross
COMPONENTS OF FIXED MATURITY INVESTMENTS                    Cost        Unrealized Gains    Unrealized Losses    Fair Value
----------------------------------------                ------------    ----------------   ------------------   ------------
Bonds and Notes
 U.S. Gov't and Gov't agencies and authorities
  (guaranteed and sponsored)                            $        759      $          9       $         (2)      $        766
 U.S. Gov't and Gov't agencies and authorities
  (guaranteed and sponsored) - asset-backed                    2,634                38                 (4)             2,668
 States, municipalities and political subdivisions             2,184               174                 (8)             2,350
 International governments                                       697                65                 (1)               761
 Public utilities                                              1,452               109                 (6)             1,555
 All other corporate including international                  16,166             1,263                (50)            17,379
 All other corporate - asset-backed                            9,672               389                (87)             9,974
 Short-term investments                                        1,974                 2                 --              1,976
 Redeemable preferred stock                                       31                 2                 --                 33
                                                        ------------      ------------       ------------       ------------
  TOTAL FIXED MATURITIES                                $     35,569      $      2,051       $       (158)      $     37,462
                                                        ============      ============       ============       ============

                                                                                    As of December 31, 2002
                                                        --------------------------------------------------------------------
                                                         Amortized           Gross               Gross
                                                            Cost        Unrealized Gains    Unrealized Losses    Fair Value
                                                        ------------    ----------------   ------------------   ------------
Bonds and Notes
 U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored)                          $        346      $         12        $         --      $        358
 U.S. Gov't and Gov't agencies and authorities
    (guaranteed and sponsored) - asset-backed                  2,354                76                  (3)            2,427
 States, municipalities and political subdivisions             1,881               150                  (1)            2,030
 International governments                                       476                52                  (2)              526
 Public utilities                                              1,236                74                 (31)            1,279
 All other corporate including international                  11,917               901                (134)           12,684
 All other corporate - asset-backed                            8,013               407                (115)            8,305
 Short-term investments                                        1,099                 1                  --             1,100
 Certificates of deposit                                         629                28                 (23)              634
 Redeemable preferred stock                                       31                 3                  --                34
                                                        ------------      ------------        ------------      ------------
    TOTAL FIXED MATURITIES                              $     27,982      $      1,704        $       (309)     $     29,377
                                                        ============      ============        ============      ============

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2003 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including mortgage-backed securities and collateralized mortgage obligations, are distributed to maturity year based on the Company's estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

         MATURITY                         Amortized Cost         Fair Value
         --------                         --------------         ----------
One year or less                           $      4,097         $      4,114
Over one year through five years                 11,800               12,303
Over five years through ten years                 9,008                9,540
Over ten years                                   10,664               11,505
                                           ------------         ------------
   TOTAL                                   $     35,569         $     37,462
                                           ============         ============

NON-INCOME PRODUCING INVESTMENTS

Investments that were non-income producing as of December 31, are as follows:

                                                              2003                         2002
                                                   ------------------------     ------------------------
                                                    Amortized                   Amortized
               Security Type                          Cost       Fair Value        Cost       Fair Value
               -------------                       ----------    ----------     ----------    ----------
All other corporate - asset-backed                 $        2    $        4     $      --     $      --
All other corporate including international                11            30            26            39
International governments                                   1             1            --            --
                                                   ----------    ----------     ---------     ---------
   TOTAL                                           $       14    $       35     $      26     $      39
                                                   ==========    ==========     =========     =========

For 2003, 2002 and 2001, net investment income was $18, $14 and $2, respectively, lower than it would have been if interest on non-accrual securities had been recognized in accordance with the original terms of these investments.

SALES OF FIXED MATURITY AND EQUITY SECURITY INVESTMENTS

                                               For the years ended December 31,
                                      -------------------------------------------------
                                          2003               2002               2001
                                      -----------        -----------        -----------
SALE OF FIXED MATURITIES
  Sale proceeds                       $     7,036        $     6,910        $     6,033
  Gross gains                                 236                143                104
  Gross losses                                (75)               (71)               (52)
SALE OF EQUITY SECURITIES
  Sale proceeds                       $       169        $        11        $        46
  Gross gains                                  14                  1                  2
  Gross losses                                 --                 (5)               (13)
                                      -----------        -----------        -----------

CONCENTRATION OF CREDIT RISK

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholder's equity.

SECURITY UNREALIZED LOSS AGING

The following table presents the Company's unrealized loss, fair value and amortized cost for fixed maturity and equity securities, excluding securities subject to EITF Issue No. 99-20, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003.

                                            Less Than 12 Months               12 Months or More                    Total
                                       -----------------------------  -------------------------------  -----------------------------
                                       Amortized   Fair   Unrealized  Amortized    Fair    Unrealized  Amortized    Fair  Unrealized
                                         Cost      Value    Losses       Cost      Value     Losses      Cost      Value    Losses
                                       ---------  ------  ----------  ---------   ------   ----------  ---------  ------- ----------
U.S. Gov't and Gov't agencies and
 authorities (guaranteed and
 sponsored)                             $  262    $  260   $   (2)    $      --   $   --   $     --    $     262   $  260   $   (2)
U.S. Gov't and Gov't agencies and
 authorities (guaranteed and
 sponsored) - asset-backed                 425       421       (4)            1        1         --          426      422       (4)
States, municipalities and political
 subdivisions                              217       209       (8)           --       --         --          217      209       (8)
International governments                   31        30       (1)           --       --         --           31       30       (1)
Public utilities                           142       140       (2)           61       57         (4)         203      197       (6)
All other corporate including
 international                           1,356     1,323      (33)          377      361        (16)       1,733    1,684      (49)
All other corporate - asset-backed         845       835      (10)          142      141         (1)         987      976      (11)
                                        ------    ------   ------     ---------   ------   --------    ---------   ------   ------
   Total fixed maturities                3,278     3,218      (60)          581      560        (21)       3,859    3,778      (81)
Common stock                                 2         2       --             4        4         --            6        6       --
Nonredeemable preferred stock               55        50       (5)           65       59         (6)         120      109      (11)
                                        ------    ------   ------     ---------   ------   --------    ---------   ------   ------
   Total equity                             57        52       (5)           69       63         (6)         126      115      (11)
                                        ------    ------   ------     ---------   ------   --------    ---------   ------   ------
TOTAL TEMPORARILY IMPAIRED SECURITIES   $3,335    $3,270   $  (65)    $     650      623   $    (27)   $   3,985   $3,893   $  (92)
                                        ======    ======   ======     =========   ======   ========    =========   ======   ======

The following discussion refers to the data presented in the table above.

There were no fixed maturities or equity securities as of December 31, 2003, with a fair value less than 80% of the security's amortized cost. As of December 31, 2003, fixed maturities represented approximately 88% of the Company's unrealized loss amount, which was comprised of approximately 475 different securities. As of December 31, 2003, the Company held no securities presented in the table above that were at an unrealized loss position in excess of $4.2.

The majority of the securities in an unrealized loss position for less than twelve months are depressed due to the rise in long-term interest rates. This group of securities was comprised of over 400 securities. Of the less than twelve months total unrealized loss amount $56, or 86%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%. As of December 31, 2003, $55 of the less than twelve months total unrealized loss amount was comprised of securities in an unrealized loss position for less than six continuous months.

The securities depressed for twelve months or more were comprised of less than 100 securities. Of the twelve months or more unrealized loss amount $22, or 82%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%.

As of December 31, 2003, the securities in an unrealized loss position for twelve months or more were primarily interest rate related. The sector in the greatest gross unrealized loss position in the schedule above was financial services, which is included within the all other corporate including international and non-redeemable preferred stock categories above. A description of the events contributing to the security type's unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

Financial services represents approximately $19 of the securities in an unrealized loss position for twelve months or more. All of these positions continue to be priced at or greater than 80% of amortized cost. The financial services securities in an unrealized loss position are primarily investment grade variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $8 in the twelve months or more unrealized loss category is comprised of approximately 50 securities with fair value to amortized cost ratios greater than 80%.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2003 and 2002. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates.

DERIVATIVE INSTRUMENTS

Derivative instruments are recorded at fair value and presented in the Consolidated Balance Sheets as of December 31, as follows:

                                                            Asset Values           Liability Values
                                                      ----------------------     ---------------------
                                                        2003         2002         2003         2002
                                                      --------      --------     -------      --------
Other investments                                     $    178      $    257     $    --            --
Reinsurance recoverables                                    --            48          89      $     --
Other policyholder funds and benefits payable              115            --          --            48
Fixed maturities                                             7            14          --            --
Other liabilities                                           --            --         257           161
                                                      --------      --------     -------      --------
   TOTAL                                              $    300      $    319     $   346      $    209
                                                      ========      ========     =======      ========

The following table summarizes the primary derivative instruments used by the Company and the hedging strategies to which they relate. Derivatives in the Company's separate accounts are not included because associated gains and losses generally accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31 in the following table.

                                                                                   Notional Amount                 Fair Value
                                                                                -----------------------    -----------------------
                            Hedging Strategy                                      2003          2002           2003        2002
                            ----------------                                    ----------   ----------    -----------   ---------
CASH-FLOW HEDGES

 Interest rate swaps
    Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from
    assets with cash disbursements required to fund liabilities.                $    2,549   $    2,734    $        91   $     204

 Foreign currency swaps
    Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to
    U.S. dollars. The foreign fixed maturities are primarily denominated in
    Euros and are swapped to minimize cash flow
    fluctuations due to changes in currency rates.                                     736          389           (149)        (29)

FAIR-VALUE HEDGES

 Interest rate swaps
    A portion of the Company's fixed debt is hedged against increases in LIBOR
    (the benchmark interest rate). In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities due to changes in LIBOR.
                                                                                       112           30             (5)         --
 Interest rate caps and floors
    Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist
    in certain of the Company's variable-rate fixed maturity investments.               80          180             (1)         (4)

 Swaptions
    Swaption arrangements are utilized to offset the change in the fair value of call options embedded in certain municipal fixed maturity securities. The swaptions give the Company the option to enter into a "received fixed" swap.
    The purpose of the swaptions is to mitigate reinvestment risk arising from the call option embedded in the municipal security, providing for a fixed return over the original term
    to maturity.                                                                        14           90              1           4

NET INVESTMENT HEDGES

 Forwards
    Yen denominated forwards are used to hedge the net investment in the
    Japanese Life operation from potential volatility in the yen to U.S.
    dollar exchange rate.                                                              200           --             (4)         --

OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES

 Interest rate caps and swaption contracts
    The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company's loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company's competitiveness and reducing the policyholder's incentive to surrender.

    The Company also uses an interest rate cap as an economic hedge of the interest rate risk related to fixed rate debt. In a rising interest rate environment, the cap will limit the net interest expense on the
    hedged fixed rate debt.                                                          1,466          516               11        --

                                                                                    Notional Amount                 Fair Value
                                                                                 -----------------------    -----------------------
                            Hedging Strategy                                       2003          2002           2003        2002
                            ----------------                                     ----------   ----------    -----------   ---------
 Credit default and total return swaps
    The Company enters into swap agreements in which the Company assumes credit exposure from an individual entity, referenced index or asset pool. The
    Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the issuer. Credit events typically include failure on the part of the issuer to make a fixed dollar amount of contractual interest or principal, payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $62, after-tax, as of December 31, 2003 and 2002.

    The Company also assumes exposure to the change in value of indices or asset pools through total return swaps. As of December 31, 2003 and 2002, the maximum potential future exposure to the Company from such contracts is $172
    and $93, after-tax, respectively.                                                  360          367            (18)        (42)
 Options
    The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded
    long option.                                                                       276          871              1          (1)
 Interest rate swaps
    The Company enters into interest rates swaps to terminate existing swaps in hedging relationships, and thereby offsetting the changes in value in the original swap. In addition, the Company uses interest rate swaps to convert
    interest receipts on floating-rate fixed maturity investments to fixed rate.     3,077        2,706             11         (14)
 Foreign currency swaps and put and call options
    The Company enters into foreign currency swaps, purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. Currency
    options were closed in January 2003 for a loss of $1, after-tax.                   104          353            (31)         (8)
 Product derivatives
    The Company offers certain variable annuity products with a GMWB rider. The
    GMWB is an embedded derivative that provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater (For a further discussion, see Note 2). The
    notional value of the embedded derivative is the GRB balance.                   14,961        2,760            115         (48)

                                                                                    Notional Amount                 Fair Value
                                                                                 ----------------------     -----------------------
                            Hedging Strategy                                       2003          2002           2003        2002
                            ----------------                                     ----------   ---------     -----------   ---------
 Reinsurance contracts
    Reinsurance arrangements are used to offset the Company's exposure to the
    GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB
    amount.                                                                          9,139        2,760            (89)         48
 Futures contracts, equity index options and interest rate swap contracts
    The Company enters into interest rate futures, Standard and Poor's ("S&P")
    500 and NASDAQ index futures contracts and put and call options, as well as interest rate swap contracts to hedge exposure to the volatility associated
    with the portion of the GMWB liabilities which are not reinsured.                  544           --             21          --
                                                                                 ---------   ----------     ----------    --------
TOTAL                                                                            $  33,618   $   13,756     $      (46)   $    110
                                                                                 =========   ==========     ==========    ========

For the years ended December 31, 2003, 2002 and 2001, the Company's gross gains and losses representing the total ineffectiveness of all cash-flow, fair-value and net investment hedges were immaterial. For the years ended December 31, 2003, 2002 and 2001, the Company recognized an after-tax net gain (loss) of $(2), $2 and ($13), respectively, (reported as net realized capital gains and losses in the Consolidated Statements of Operations), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment including the periodic net coupon settlements. The net, after-tax, GMWB activity (including the embedded derivative liability, reinsurance contracts and futures, swaps and option contracts) is included in this amount and totaled $4, $0 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003 and 2002, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twenty-four months are $7. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twenty-four months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2003, 2002 and 2001, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of gain (loss) included in the foreign currency translation adjustment associated with the net investment hedge was $(3) as of December 31, 2003. The net amount of gains (losses) recorded in the foreign currency translation adjustments account pertaining to the net investment hedge for the year ended December 31, 2003 was $(3).

SECURITIES LENDING AND COLLATERAL ARRANGEMENTS

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company's portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2003, the fair value of the loaned securities was approximately $0.8 billion and was included in fixed maturities in the Consolidated Balance Sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $0.6 for the year ended December 31, 2003, which was included in net investment income.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2003 and 2002, collateral pledged of $275 and $96, respectively, was included in fixed maturities in the Consolidated Balance Sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2003 and 2002 were as follows:

                      LOANED SECURITIES AND COLLATERAL PLEDGED                                  2003                   2002
                      ----------------------------------------                                  ----                   ----
U.S. Gov't and Gov't agencies and authorities (guaranteed and sponsored)                     $      454             $       20
U.S. Gov't and Gov't agencies and authorities (guaranteed and sponsored - asset-backed)              33                     76
International governments                                                                            11                     --
Public utilities                                                                                     15                     --
All other corporate including international                                                         398                     --
All other corporate - asset-backed                                                                  196                     --
                                                                                             ----------             ----------
   TOTAL                                                                                     $    1,107             $       96
                                                                                             ==========             ==========

As of December 31, 2003 and 2002, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $1.1 billion and $454, respectively. At December 31, 2003 and 2002, only cash collateral of $0.9 billion and $176, respectively, was invested and recorded in the Consolidated Balance Sheets in fixed maturities and with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2003 and 2002. As of December 31, 2003 and 2002, all collateral accepted was held in separate custodial accounts.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt is based on market quotations from independent third party pricing services.

The carrying amounts and fair values of Hartford Life's financial instruments at December 31, 2003 and 2002 were as follows:

                                                                2003                           2002
                                                  ---------------------------  ------------------------------
                                                  Carrying Amount  Fair Value  Carrying Amount     Fair Value
                                                  ---------------  ----------  ---------------     ----------
ASSETS
  Fixed maturities                                 $  37,462          37,462     $ 29,377          $  29,377
  Equity securities                                      357             357          458                458
  Policy loans                                         2,512           2,512        2,934              2,934
  Limited partnerships [1]                               177             177          519                519
  Other investments [2]                                  646             646          603                603
                                                   ---------        --------     --------          ---------
LIABILITIES
  Other policyholder funds [3]                     $  24,284        $ 24,677     $ 20,744          $  20,951
  Short-term debt                                        200             205            -                  -
  Long-term debt                                       1,300           1,461        1,500              1,608
  Related Party Debt                                     305             305           75                 75
  Derivative related liabilities [4]                     257             257          161                161
                                                   =========        ========     ========          =========

[1] Included in other investments on the balance sheet.

[2] 2003 and 2002 include $178 and $257 of derivative related assets, respectively.

[3] Excludes group accident and health and universal life contracts, including corporate owned life insurance.

[4] Included in other liabilities on the balance sheet.

5. SALE OF SUDAMERICANA HOLDING S.A.

On September 7, 2001, Hartford Life completed the sale of its ownership interest in an Argentine subsidiary, Sudamericana Holding S.A. The Company recognized an after-tax net realized capital loss of $21 related to the sale.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142 and accordingly ceased all amortization of goodwill. The carrying amount of goodwill is $796 as of December 31, 2003 and 2002, respectively.

The following tables show net income for the years ended December 31, 2003, 2002 and 2001, with the 2001 period adjusted for goodwill amortization recorded.

                    NET INCOME                                                      2003              2002              2001
                    ----------                                                    ---------         ----------       ----------
Income before cumulative effect of accounting changes                             $     769         $      557       $      711
Goodwill amortization, net of tax                                                                                            16
                                                                                  ---------         ----------       ----------
Adjusted income before cumulative effect of accounting changes                          769                557              727
Cumulative effect of accounting changes, net of tax                                      --                 --               26
                                                                                  ---------         ----------       ----------
Adjusted net income                                                               $     769         $      557       $      701

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no material intangible assets with indefinite useful lives.

                                                              2003                         2002
                                                    ---------------------------   --------------------------
                                                     Carrying   Accumulated Net   Carrying   Accumulated Net
AMORTIZED INTANGIBLE ASSETS                           Amount     Amortization       Amount     Amortization
---------------------------                         ---------   ---------------   --------   ---------------
Present value of future profits                     $    543       $  115         $   529       $  76
                                                    --------       ------         -------       -----
Total                                               $    543       $  115         $   529       $  76
                                                    ========       ======         =======       =====

The following is detail of the PVP activity as of December 31, 2003 and 2002:

                                                  2003       2002
                                                 --------   ------
BEGINNING PVP BALANCE                            $    529   $  568

Acquisition of CNA Business                            53       --

Amortization, net of the accretion of interest        (39)     (39)
                                                 --------   ------
ENDING PVP BALANCE                               $    543   $  529
                                                 ========   ======

Net amortization expense for the years ended December 31, 2003, 2002 and 2001 was $39, $39 and $37, respectively.

Assuming no future acquisitions, dispositions or impairments of intangible assets, estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,
--------------------------------
             2004                         $  39
             2005                         $  34
             2006                         $  34
             2007                         $  30
             2008                         $  29

The Company's tests of its goodwill for other-than-temporary impairment in accordance with SFAS No. 142 resulted in no write-downs for the years ended December 31, 2003 and 2002. For further discussions of the adoption of SFAS No. 142, see Note 2.

7.  SEPARATE ACCOUNTS

Hartford Life maintained separate account assets and liabilities totaling $136.6 billion and $107.1 billion at December 31, 2003 and 2002, respectively, which are reported at fair value. Separate account assets, which are segregated from other investments, reflect two categories of risk assumption: non-guaranteed separate accounts totaling $124.5 billion and $95.3 billion at December 31, 2003 and 2002, respectively, wherein the policyholder assumes the investment risk, and guaranteed separate accounts totaling $12.1 billion and $11.8 billion at December 31, 2003 and 2002, respectively, wherein Hartford Life contractually guarantees either a minimum return or the account value to the policyholder. Included in the non-guaranteed category were policy loans totaling $139 and $384 at December 31, 2003 and 2002, respectively. Net investment income (including net realized capital gains and losses) and interest credited to policyholders on separate account assets are not reflected in the Consolidated Statements of Income. Beginning January 1, 2004, products previously recorded in guaranteed separate accounts through December 31, 2003, will be recorded in the general account in accordance with the Company's adoption of the SOP. See Note 2 for a more complete discussion of the Company's adoption of the SOP.

Separate account management fees and other revenues included in fee income were $1.3 billion, $1.2 billion and $1.3 billion in 2003, 2002 and 2001, respectively. The guaranteed separate accounts include fixed market value adjusted ("MVA") individual annuities and modified guaranteed life insurance. The average credited interest rate on these contracts was 6.0% and 6.3% at December 31, 2003 and 2002, respectively. The assets that support these liabilities were comprised of $11.7 billion and $11.1 billion in fixed maturities as of December 31, 2003 and 2002, respectively, and $106 and $385 of other investments as of December 31, 2003 and 2002, respectively. The portfolios are segregated from other investments and are managed to minimize liquidity and interest rate risk. In order to minimize the risk of disintermediation associated with early withdrawals, fixed MVA annuity and modified guaranteed life insurance contracts carry a graded surrender charge as well as a market value adjustment. Additional investment risk is hedged using a variety of derivatives which totaled $(81) and $135 in net carrying value and $2.6 billion and $3.6 billion in notional amounts as of December 31, 2003 and 2002, respectively.

8. DEBT

                                                   2003              2002
                                               ------------       ------------
                                                  Amount             Amount
                                               ------------       ------------
SHORT-TERM DEBT
6.90% notes, due June 2004                     $        200       $         --
Related Party Debt
4.10% note, due November 2006                  $         75                 --
2.57% note, due May 2006                                150                 --
2.57% note, due May 2006                                 80                 --
Total related party debt                       $        305       $         --
                                               ------------       ------------
       TOTAL SHORT-TERM DEBT                            505                 --
                                               ============       ============

LONG-TERM DEBT
   6.90% notes, due June 2004                  $         --       $        200
   7.10% notes, due June 2007                           200                200
   7.65% debentures, due June 2027                      250                250
   7.375% notes, due March 2031                         400                400
Related Party Debt
4.10% note, due November 2006                            --                 75
Junior Subordinated Debentures                          450                450
                                               ------------       ------------
         TOTAL LONG-TERM DEBT                  $      1,300       $      1,575

SHELF REGISTRATIONS

On May 15, 2001, Hartford Life filed with the Securities and Exchange Commission ("SEC") a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2003, the Company had $1.0 billion remaining on its shelf.

SHORT-TERM DEBT

Effective December 31, 2002, Hartford Life terminated its existing $250 five year revolving credit facility which was scheduled to expire in 2003. Also effective December 31, 2002, Hartford Life, in conjunction with its parent The Hartford, signed a new $490 three year revolving credit facility with a group of participating banks. Hartford Life has access to up to $250 of this credit facility. This facility, which expires in 2005, is available for general corporate purposes and to provide additional support for the Company's commercial paper program. In addition, the Company's Japanese operation has a $30 line of credit with a Japanese bank.

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2003, the Company had no outstanding borrowings under the program.

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

In May 2001, Hartford Life filed a shelf registration statement with the Securities and Exchange Commission in May 2001 for the issuance of up to $1.0 billion of debt and equity securities, including up to $150 of previously registered but unsold securities, described above. As of December 31, 2003, Hartford Life had $1 billion remaining on this shelf registration.

Interest expense incurred related to short and long-term debt totaled $78, $78 and $73 for the years ended December 31, 2003, 2002 and 2001, respectively.

RELATED PARTY DEBT

Effective September 30, 2003, Hartford Life signed a promissory note for $80 with its parent The Hartford. The note matures on May 26, 2006. Interest on the note is payable semi-annually on June 1 and December 1, commencing on December 1, 2003. If not earlier declared due and payable by the lender the entire principal balance of the note together with all accrued and unpaid interest thereon shall be due and payable in one, lump sum, balloon payment on May 26, 2006. For a discussion of the settlement of this note see Note 20 "Subsequent Events".

Effective May 29, 2003, Hartford Life signed a promissory note for $150 with its ultimate parent The Hartford. The note matures on May 26, 2006. Interest on the note is payable semi-annually on June 1 and December 1, commencing on December 1, 2003. If not earlier declared due and payable by the lender, the entire principal balance of the note together with all accrued and unpaid interest thereon shall be due and payable in full in one, lump sum, balloon payment on May 26, 2006. For a discussion of the settlement of this note see Note 20 "Subsequent Events".

Effective December 27, 2002, Hartford Life signed a promissory note for $75 with its parent The Hartford. The note matures on November 16, 2006. Interest on the note is payable quarterly on February 16, May 16, August 16 and November 16, commencing on February 16, 2003. If not earlier declared due and payable by the lender the entire principal balance of the note will convert in full into fully paid and non-assessable shares of Hartford Life common stock of then equivalent value. For a discussion of the settlement of this note see Note 20 "Subsequent Events".

Interest expense incurred for related-party debt totaled $6 for the year ended December 31, 2003 and $0 for the years ended December 31, 2002 and 2001.

JUNIOR SUBORDINATED DEBENTURES

The Company has formed statutory business trusts, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (`Junior Subordinated Debentures') of the Company; and (iii) engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trust preferred securities. For further discussion of the adoption of FIN 46R, see Note 2.

On June 29, 1998, Hartford Life Capital I, a special purpose Delaware trust formed by Hartford Life, issued 10,000,000, 7.2% Trust Preferred Securities, Series A (Series A Preferred Securities). The proceeds from the sale of the Series A Preferred Securities were used to acquire $250 of 7.2% Series A Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) issued by Hartford Life. Hartford Life used the proceeds from the offering for the retirement of its outstanding commercial paper, strategic acquisitions and other general corporate purposes. For a discussion of the settlement of this note see Note 20 "Subsequent Events".

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

Interest expense incurred with respect to the Series A Preferred Securities and Series B Preferred Securities totaled approximately $34, $34 and $31 for the years ended December 31, 2003, 2002 and 2001, respectively.

9. STOCKHOLDER'S EQUITY

STATUTORY RESULTS

                                                                      For the years ended December 31,
                                                          ------------------------------------------------------------------
                                                           2003                             2002                       2001
                                                          ------                           ------                     ------
Statutory net income (loss)                               $1,026                           $ (137)                    $ (364)
                                                          ------                           ------                     ------
Statutory surplus                                         $4,470                           $3,019                     $2,991
                                                          ------                           ------                     ------

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2003, the maximum amount of statutory dividends which may be paid to Hartford Life from its insurance subsidiaries in 2004, without prior approval, is $447.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

The NAIC adopted the Codification of Statutory Accounting Principles ("Codification") in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Each of Hartford Life's domiciliary states has adopted Codification and the Company has made the necessary changes in its statutory reporting required for implementation. The impact of applying the new guidance resulted in a benefit of approximately $74 in statutory surplus.

10. STOCK COMPENSATION PLANS

Hartford Life's employees are included in The Hartford 2000 Incentive Stock Plan (the "2000 Plan") and The Hartford Employee Stock Purchase Plan.

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

All options granted have an exercise price equal to the market price of The Hartford's common stock on the date of grant, and an option's maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company's common shares or at seven years after the date of grant. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2003, The Hartford had not issued any incentive stock options under the 2000 Plan.

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

In 1997, the Hartford awarded special performance-based options and restricted stock to certain key executives under the 1995 Plan. The awards vested only if the Hartford's stock traded at certain predetermined levels for ten consecutive days by March 1, 2001. Vested options could not be exercised nor restricted shares disposed of until March 1, 2001. As a result of the Hartford's stock trading at predetermined levels for ten consecutive days, in May 1999 and also in September 2000, the special performance-based options and restricted stock vested. As a result, the Hartford began recognizing compensation expense in May 1999 and continued to recognize expense through March 1, 2001.

In 1996, The Hartford established The Hartford Employee Stock Purchase Plan ("ESPP"). Under this plan, eligible employees of The Hartford may purchase common stock of The Hartford at a 15% discount from the lower of the market price at the beginning or end of the quarterly offering period. The Hartford may sell up to 5,400,000 shares of stock to eligible employees under the ESPP, 443,467 and 408,304, and 315,101 shares were sold in 2003, 2002 and 2001, respectively. The per share weighted average fair value of the discount under the ESPP was $11.96, $11.70, and $14.31 in 2003, 2002 and 2001, respectively.
Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Hartford's international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period.

Effective January 1, 2003, The Hartford adopted the fair value recognition provisions of accounting for stock-based compensation awards granted or modified after January 1, 2003. All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in APB Opinion No. 25 and related interpretations. (See
Note 2 for discussion of accounting for stock compensation plans.)

11. PENSION PLANS, POSTRETIREMENT, HEALTH CARE AND LIFE INSURANCE BENEFIT AND SAVINGS PLANS

PENSION PLANS

Hartford Life's employees are included in The Hartford's non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, allocated by The Hartford, was $34, $18 and $16 for the years ended December 31, 2003, 2002 and 2001, respectively. Postretirement health care and life insurance benefits expense, allocated by The Hartford, was not material to the results of operations for 2003, 2002 and 2001.

INVESTMENT AND SAVINGS PLAN

Substantially all U.S. employees are eligible to participate in The Hartford's Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. In 2004, the Company allocates 1.5% of base salary to plan for eligible employees who have salaries of less than $90,000 per year. The cost to Hartford Life for this plan was approximately $10, $9 and $8 for the years ended December 31, 2003, 2002 and 2001, respectively.

12. REINSURANCE

Hartford Life cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer does not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2003, Hartford Life had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company's stockholders' equity.

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2003, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.5. In addition, the Company reinsures the majority of the minimum death benefit guarantees and the guaranteed withdrawal benefits offered in connection with its variable annuity contracts.

Insurance net retained premiums were comprised of the following:

                                                                      For the years ended December 31,
                                                         ---------------------------------------------------------------------
                                                          2003                             2002                        2001
                                                         -------                        ----------                   ---------
Gross premiums                                           $  6,247                       $    5,634                   $   5,950
Reinsurance assumed                                           195                              180                         232
Reinsurance ceded                                            (465)                            (420)                       (446)
                                                         --------                       ----------                   ---------
   NET RETAINED PREMIUMS                                 $  5,977                       $    5,394                   $   5,736
                                                         ========                       ==========                   =========

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

Hartford Life also purchases reinsurance covering the death benefit guarantees on a portion of its variable annuity business. On March 16, 2003, a final decision and award was issued in the previously disclosed arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with death benefits written from 1994 to 1999 (see further discussion in Note 14)

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $541, $484 and $392 for the years ended December 31, 2003, 2002 and 2001, respectively. Hartford Life also assumes reinsurance from other insurers.

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

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the guaranteed minimum death benefit (GMDB) feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company's stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB's related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 2. On January 1, 2004, upon adoption of the SOP, the $32 was included in the Company's GMDB reserve calculation as part of the net reserve benefit ratio and as a claim recovery to date.

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

The Company is included in The Hartford's consolidated Federal income tax return. The Company's effective tax rate was 19%, 2% and 7% for the year ended December 31, 2003, 2002 and 2001, respectively.

Income tax expense (benefit) is as follows:

                                                              For the years ended December 31,
                                                           -------------------------------------
                                                             2003          2002           2001
                                                           --------      --------       --------
Current                                                    $    (2)      $    29        $  (230)
Deferred                                                       182           (19)           284
                                                           -------       -------        -------
    INCOME TAX EXPENSE                                     $   180       $    10        $    54
                                                           =======       =======        =======

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

                                                             For the years ended December 31,
                                                           -------------------------------------
                                                             2003          2002           2001
                                                           --------      --------       --------
Tax provision at the U.S. federal statutory rate           $   332       $  198         $   268
Tax preferred investments                                     (119)         (93)            (88)
IRS audit settlement (see Note 14)                               0          (76)              -
Tax adjustment (see Note 14)                                   (30)           -            (130)
Foreign related investments                                     (5)         (14)              -
Other                                                            2           (5)              4
                                                           -------       ------         -------
    PROVISION FOR INCOME TAX                               $   180       $   10         $    54
                                                           =======       ======         =======

Deferred tax assets (liabilities) include the following as of December 31:

                                                                           2003          2002
                                                                         --------       -------
Tax basis deferred policy acquisition costs                              $   678        $  739
Financial statement deferred policy acquisition costs and reserves          (645)         (763)
Employee benefits                                                             27            27
Net unrealized capital (gains) losses on securities                         (692)         (528)
Net operating loss carryforward/Minimum tax credits                          216           285
Investments and other                                                        (70)          (34)
                                                                         -------        ------
    TOTAL DEFERRED TAX ASSET (LIABILITY)                                 $  (486)       $ (274)
                                                                         =======        ======

Hartford Life had current federal income tax receivable of $3 and a current tax payable of $6 as of December 31, 2003 and 2002, respectively.

In management's judgment, the gross deferred tax asset will more likely than not be realized as reductions of future taxable income. Accordingly, no valuation has been recorded. Included in the total net deferred tax liability is a deferred tax asset for net operating losses of $273, which expire in 2017-2023.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a "Policyholders' Surplus Account" and, based on current tax law, will be taxable in the future only under conditions which management considers to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2003. Included in the total net deferred tax liability is a deferred tax asset for net operating losses of $273, which expire in 2017 - 2023.

14. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is or may become involved in various kinds of legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition of the Company.

Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

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

Under the terms of the settlement, the Company will pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The appeal from the trade secret and breach of contract judgment will be dismissed. The settlement resulted in the recording of an additional charge of $40 after-tax in the third quarter of 2003, reflecting the maximum amount payable under the settlement. In November of 2003, the Company paid the initial $70 of the settlement.

On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of the Company and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer's reinsurance obligations to the Company's subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

LEASES

The rent paid to Hartford Fire for operating leases entered into by the Company was $51, $52, and $36 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental commitments are as follows:

2004                            $ 53
2005                              44
2006                              40
2007                              37
2008                              35
Thereafter                        63
                                ----
    TOTAL                       $272
                                ====

Hartford Life's principal executive offices are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $20, $17 and $18 for the years ended December 31, 2003, 2002 and 2001, respectively.

TAX MATTERS

The Company's federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years

Throughout the IRS audit of the 1996-1997 years, the Company and the IRS engaged in a dispute regarding what portion of the separate account dividends-received deduction ("DRD") is deductible by the Company. During 2001 the Company continued its discussions with the IRS. As part of the Company's due diligence with respect to this issue, the Company closely monitored the activities of the IRS with respect to other taxpayers on this issue and consulted with outside tax counsel and advisors on the merits of the Company's separate account DRD. The due diligence was completed during the third quarter of 2001 and the Company concluded that it was probable that a greater portion of the separate account DRD claimed on its filed returns would be realized. Based on the Company's assessment of the probable outcome, the Company concluded an additional $130 tax benefit was appropriate to record in the third quarter of 2001, relating to the tax years 1996-2000. Additionally, the Company increased its estimate of the separate account DRD recognized with respect to tax year 2001 from $44 to $60.

Early in 2002, the Company and its IRS agent requested advice from the National Office of the IRS with respect to certain aspects of the computation of the separate account DRD that had been claimed by the Company for the 1996-1997 audit period. During

September 2002 the IRS National Office issued a ruling that confirmed that the Company had properly computed the items in question in the separate account DRD claimed on its 1996-1997 tax returns. Additionally, during the third quarter, the Company reached agreement with the IRS on all other issues with respect to the 1996-1997 tax years. The Company recorded a benefit of $76 during the third quarter of 2002, primarily relating to the tax treatment of such issues for the 1996-1997 tax years, as well as appropriate carryover adjustments to the 1998-2002 years. The total DRD benefit related to the 2002 tax year was $63.

During the second quarter of 2003 the Company recorded a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit relating to the 2003 tax year recorded during the twelve months ended December 31, 2003 was $87.

The Company will continue to monitor further developments surrounding the computation of the separate account DRD, as well as other tax-related items, and will adjust its estimate of the probable outcome of these issues as developments warrant.

UNFUNDED COMMITMENTS

At December 31, 2003, Hartford Life has outstanding commitments totaling $277, of which $161 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $116 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage loans. These have a commitment period that expires in less than one year.

15. TRANSACTIONS WITH AFFILIATES

Transactions of the Company with Hartford Fire, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $109 for the year ended December 31, 2003, and $80 for the years ended December 31, 2002 and 2001. Included in other liabilities are $24 and $45 due to The Hartford as of December 31, 2003 and 2002, respectively.

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

HLIC has issued a guarantee to retirees and vested terminated employees (Retirees) of The Hartford Retirement Plan for U.S. Employees (the Plan) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the Retiree or the Retiree's designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.

16. SEGMENT INFORMATION

Hartford Life is organized into four reportable operating segments: Investment Products, Individual Life, Group Benefits (formerly Employee Benefits) and Corporate Owned Life Insurance (COLI). Investment Products offers individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including stop loss and supplementary medical coverage to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. COLI primarily offers variable products used by employers to fund non-qualified benefits or other post-employment benefit obligations as well as leveraged COLI. The Company includes in an Other category, its international operations, which are primarily located in Japan and Brazil, as well as a Corporate category which includes interest expense and certain other intersegment transactions which are outside of the control of operating segment management.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Corporate and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in Corporate. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment's investment portfolios, through an adjustment to each respective operating segment's net investment income, with an offsetting adjustment in Corporate. Credit related net capital losses are retained by Corporate. However, in exchange for retaining credit related losses, Corporate charges each operating segment a "credit-risk" fee through net investment income. The "credit-risk" fee covers fixed income assets included in each operating segment's general account and guaranteed separate accounts. The "credit-risk" fee is based upon historical default rates in the corporate bond market, the Company's actual default experience and estimates of future losses. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments.

                                                       For the years ended December 31,
                                                ---------------------------------------------
                                                 2003               2002               2001
                                                -------            ------             -------
REVENUES
   Investment Products                          $ 3,808            $3,107             $3,339
   Individual Life                                  982               958                890
   Group Benefits                                 2,624             2,582              2,507
   COLI                                             483               592                719
   Other                                            161              (304)               (73)
                                                -------            ------             ------
    TOTAL REVENUES                              $ 8,058            $6,935             $7,382
                                                =======            ======             ======

NET INVESTMENT INCOME
   Investment Products                          $ 1,273            $1,070             $  884
   Individual Life                                  256               262                244
   Group Benefits                                   264               258                255
   COLI                                             216               275                352
   Other                                             32               (16)                47
                                                -------            ------             ------
    TOTAL NET INVESTMENT INCOME                 $ 2,041            $1,849             $1,782
                                                =======            ======             ======

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF
    FUTURE PROFITS
   Investment Products                                                          $    542     $    444    $    461
   Individual Life                                                                   176          160         168
   Group Benefits                                                                     18           17          11
   COLI                                                                                1            -           -
   Other                                                                              32            7           2
                                                                                --------     --------    --------
    TOTAL AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND PRESENT
       VALUE OF FUTURE PROFITS                                                  $    769     $    628    $    642
                                                                                ========     ========    ========

INCOME TAX EXPENSE (BENEFIT)
   Investment Products                                                          $    111     $    129    $    155
   Individual Life                                                                    64           63          57
   Group Benefits                                                                     43           35          29
   COLI                                                                               (3)          15          18
   Other                                                                             (35)        (232)       (205)
                                                                                --------     --------    --------
    TOTAL INCOME TAX EXPENSE                                                    $    180     $     10    $     54
                                                                                ========     ========    ========

NET INCOME (LOSS)
   Investment Products                                                          $    510     $    432    $    463
   Individual Life                                                                   145          133         121
   Group Benefits                                                                    148          128         106
   COLI                                                                               (1)          32          37
   Other                                                                             (33)        (168)        (42)
                                                                                --------     --------    --------
    TOTAL NET INCOME                                                            $    769     $    557    $    685
                                                                                ========     ========    ========

ASSETS
   Investment Products                                                          $127,191     $ 97,591    $103,906
   Individual Life                                                                 9,702        8,888       9,157
   Group Benefits                                                                  5,321        5,242       4,686
   COLI                                                                           28,087       30,333      26,840
   Other                                                                          17,291        7,740       7,020
                                                                                --------     --------    --------
    TOTAL ASSETS                                                                $187,592     $149,794    $151,609
                                                                                ========     ========    ========

                                                                                 For the years ended December 31,
                                                                                ----------------------------------
REVENUES BY PRODUCT                                                                2003         2002       2001
                                                                                ---------    ---------   ---------
Investment Products
     Individual Annuities                                                       $   1,750    $   1,539   $   1,532
     Other                                                                          2,058        1,568       1,807
                                                                                ---------    ---------   ---------
          Total Investment Products                                                 3,808        3,107       3,339
Individual Life                                                                       982          958         890
Group Benefits                                                                      2,624        2,582       2,507
COLI                                                                                  483          592         719
                                                                                ---------    ---------   ---------
TOTAL                                                                               7,897        7,239       7,455
                                                                                =========    =========   =========

17. ACQUISITIONS

On December 31, 2003, Hartford Life acquired CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses, through a stock purchase, for $485 in cash. This acquisition will increase the scale of the Company's group life and disability operations, expand the Company's distribution and enhance the Company's capability to deliver outstanding products and services. Purchase consideration for this transaction was obtained from a capital contribution by The Hartford to the Company. The purchase price paid on December 31, 2003, was based on a September 30, 2003 valuation of the business acquired. During the first quarter of 2004, the purchase price will be adjusted to reflect a December 31, 2003 valuation of the business acquired. The Company currently estimates that adjustment to the purchase price to be an increase of $51 which primarily reflects the increase of the surplus of the business acquired in the fourth quarter of 2003. Through this acquisition assets increased $2.6 billion, primarily comprised of fixed maturities and short-term investments, and liabilities increased $2.1 billion, primarily comprised of reserve for future policy benefits.

The assets and liabilities acquired in this transaction were recorded at fair value. An intangible asset representing the present value of future profits ("PVP") of the acquired business was established in the amount of $53. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance.

On April 2, 2001, Hartford Life acquired the individual life insurance, annuity and mutual fund businesses of Fortis, Inc. ("Fortis Financial Group" or "Fortis") for $1.12 billion in cash. The Company effected the acquisition through several reinsurance agreements with subsidiaries of Fortis and the purchase of 100% of the stock of Fortis Advisers, Inc. and Fortis Investors, Inc., wholly-owned subsidiaries of Fortis, Inc. The acquisition was accounted for as a purchase transaction and, as such, the revenues and expenses generated by this business from April 2, 2001 forward are included in the Company's Consolidated Statements of Income.

The assets and liabilities acquired in this transaction were recorded at values prescribed by applicable purchase accounting rules, which generally estimated fair value. In addition, an intangible asset representing the PVP of the acquired business was established in the amount of $605. The PVP is amortized to expense in relation to the estimated gross profits of the underlying insurance contracts, and interest is accreted on the unamortized balance. Goodwill of $553, representing the excess of the purchase price over the amount of net assets (including PVP) acquired, has also been recorded and was amortized on a straight-line basis until January 1, 2002, when amortization ceased under the provisions of SFAS No. 142.

18. QUARTERLY RESULTS FOR 2003 AND 2002 (UNAUDITED)

                                                                              Three Months Ended
                                                 --------------------------------------------------------------------------
                                                    March 31,           June 30,          September 30,      December 31,
                                                 ---------------   -----------------    -----------------   ---------------
                                                  2003     2002     2003      2002       2003       2002     2003     2002
                                                 ------   ------   ------    -------    ------     ------   ------   ------
Revenues                                         $1,786   $1,836   $1,962    $ 1,698    $2,248     $1,665   $2,062   $1,736
Benefits, claims and expenses                     1,630    1,614    1,688      1,589     2,050      1,582    1,741    1,583
Net income                                          126      170      243        101       161        161      239      125

[1] Included in the quarter ended September 30, 2003 is an after-tax expense of $40 related to the Bancorp litigation dispute.

[2] Included in the quarter ended June 30, 2003 is a $30 tax benefit primarily related to the favorable treatment of certain tax items arising during the 1996-2000 tax years.

19. SEPTEMBER 11 TERRORIST ATTACK

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

20. SUBSEQUENT EVENTS

On January 30, 2004, the Company received a capital contribution in the form of cash of $305 from The Hartford which was then used by the Company to fund the payment and settlement of the related party note agreements totaling $305 with The Hartford. For further discussion of the intercompany note see Note 8 "Debt".

On February 13, 2004, the Company announced that notice has been given that all outstanding 7.20% Trust Preferred Securities, Series A of Hartford Life Capital I, have been called for redemption on March 15, 2004. The redemption price will be $25 per share, plus accumulated and unpaid distributions thereon to March 15, 2004, in the amount of $0.30 per share. The redemption price will be payable on March 15, 2004, in the manner provided in the Amended and Restated Declaration of Trust for preferred securities. The Company will record a $7, before-tax, expense for the unamortized costs associated with these preferred securities in the first quarter of 2004.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE I

          SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)                                                                                   As of December 31, 2003
                                                                                      -------------------------------------------
                                                                                                                 Amount at which
                                                                                                                 shown on Balance
                            Type of Investment                                          Cost        Fair Value        Sheet
                            ------------------                                        -------       ----------   ----------------
FIXED MATURITIES
   Bonds and Notes
     U.S. Government and Government agencies and authorities (guaranteed and
       sponsored)                                                                     $   759         $   766        $   766
     U.S. Government and Government agencies and authorities (guaranteed and
       sponsored) - asset-backed                                                        2,634           2,668          2,668
     States, municipalities and political subdivisions                                  2,184           2,350          2,350
     International governments                                                            697             761            761
     Public utilities                                                                   1,452           1,555          1,555
     All other corporate including international                                       16,166          17,379         17,379
     All other corporate - asset-backed                                                 9,672           9,974          9,974
     Short-term investments                                                             1,974           1,976          1,976
   Redeemable preferred stock                                                              31              33             33
                                                                                      -------         -------        -------
        TOTAL FIXED MATURITIES                                                         35,569          37,462         37,462
                                                                                       ------          ------         ------
EQUITY SECURITIES
   Common stocks
     Industrial and miscellaneous                                                          66              86             86
   Nonredeemable preferred stocks                                                         269             271            271
                                                                                      -------         -------        -------
        TOTAL EQUITY SECURITIES                                                           335             357            357
                                                                                      -------         -------        -------
        TOTAL FIXED MATURITIES AND EQUITY SECURITIES                                   35,904          37,819         37,819
                                                                                      -------         -------        -------

OTHER INVESTMENTS
   Mortgage loans on real estate                                                          466             466            466
   Policy loans                                                                         2,512           2,512          2,512
   Investments in partnerships and trusts                                                 223             177            177
   Other invested assets                                                                   55             180            180
                                                                                      -------         -------        -------
        TOTAL OTHER INVESTMENTS                                                         3,256           3,335          3,335
                                                                                      -------         -------        -------
        TOTAL INVESTMENTS                                                             $39,160         $41,154        $41,154
                                                                                      =======         =======        =======

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

             CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
                                  (REGISTRANT)

(In millions)                                                                   As of December 31,
                                                                                -------------------
CONDENSED BALANCE SHEETS                                                         2003         2002
                                                                                -------      ------
ASSETS
   Fixed maturities, available for sale, at fair value
     (amortized cost of $1 and $1)                                              $    1       $    1
   Investment in subsidiaries                                                    8,897        7,297
   Other assets                                                                    124           72
                                                                                ------       ------
     TOTAL ASSETS                                                                9,022        7,370
                                                                                ------       ------

LIABILITIES AND STOCKHOLDER'S EQUITY
   Short-term debt                                                                 505            -
   Long-term debt                                                                1,300        1,575
   Other liabilities                                                               158          107
                                                                                ------       ------
     TOTAL LIABILITIES                                                           1,963        1,682
     TOTAL STOCKHOLDER'S EQUITY                                                  7,059        5,688
                                                                                ------       ------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $9,022       $7,370
                                                                                ======       ======

(In millions)                                                                   For the years ended December 31,
                                                                                --------------------------------
CONDENSED STATEMENTS OF INCOME                                                   2003        2002          2001
                                                                                -------      -----         ----
   Earnings of subsidiaries                                                     $ 1,066      $ 679         $869
   Interest expense                                                                 117        112          104
                                                                                -------      -----         ----
     INCOME BEFORE INCOME TAX EXPENSE                                               949        567          765
   Income tax expense                                                               180         10           54
                                                                                -------      -----         ----
     Cumulative effect of accounting change                                           -          -          (26)
                                                                                -------      -----         ----
     NET INCOME                                                                 $   769      $ 557         $685
                                                                                =======      =====         ====

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

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE II

       CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (CONTINUED)
                                  (REGISTRANT)

(In millions)

CONDENSED STATEMENTS OF CASH FLOWS                                                For the years ended December 31,
                                                                                -------------------------------------
                                                                                  2003            2002         2001
                                                                                -------         --------     --------
OPERATING ACTIVITIES
   Net income                                                                   $  769          $   557      $   685
   Undistributed earnings of subsidiaries                                         (699)            (483)        (624)
   Change in other assets and liabilities                                           (1)              52          (20)
                                                                                ------          -------      -------
      CASH PROVIDED BY OPERATING ACTIVITIES                                         69              126           41
                                                                                ------          -------      -------
INVESTING ACTIVITIES
   Sales (purchases) of investments                                                  -               15          (15)
   Capital contribution to subsidiary                                             (749)            (225)      (1,177)
                                                                                ------          -------      -------
      CASH USED FOR INVESTING ACTIVITIES                                          (749)            (210)      (1,192)
                                                                                ------          -------      -------

FINANCING ACTIVITIES
   Proceeds from long-term debt                                                    230               75          400

   Proceeds from issuance of company obligated mandatorily
      Redeemable preferred securities of subsidiary trust holding
      solely parent junior subordinated debentures                                   -                -          200
   Capital contribution from parent                                                519               75          615
   Dividends paid                                                                  (69)             (66)         (64)
   Proceeds from parent to retire common stock                                       -                -            -
   Payments to retire common stock                                                   -                -            -
   Net issuance (purchase) of common stock                                           -                -            -
                                                                                ------          -------      -------
      CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                             680               84        1,151
                                                                                ------          -------      -------
   Net change in cash                                                                -                -            -
   Cash - beginning of year                                                          -                -            -
                                                                                ------          -------      -------
      CASH - END OF YEAR                                                        $    -          $     -      $     -
                                                                                ------          -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH ACTIVITY DURING THE YEAR FOR:
   Interest expense paid                                                        $  115          $   110      $    89
   Income taxes paid (received)                                                 $   50          $    48      $   (40)

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In millions)
                                      Deferred                Other             Earned
                                       Policy       Future   Policy-           Premiums     Net
                                     Acquisition    Policy    holder  Policy     and     Investment
            Segment                     Costs      Benefits   Funds    Fees     Other      Income
------------------------------       -----------  ---------  -------  -------  --------  ----------
2003
Investment Products                  $    4,375   $   4,853  $19,059  $ 1,643   $  865    $ 1,273
Individual Life                           1,292         573    3,762      739      (12)       256
Group Benefits                               48       5,616      391       20    2,342        264
Corporate Owned Life Insurance               13         291    2,760      258        9        216
Other                                       352          78      214      100       13         32
                                     ----------   ---------  -------  -------   ------    -------
  CONSOLIDATED                       $    6,080   $  11,411  $26,186  $ 2,760   $3,217    $ 2,041
                                     ==========   =========  =======  =======   ======    =======
2002
Investment Products                  $    3,818   $   4,023  $16,444  $ 1,537   $  491    $ 1,070
Individual Life                           1,229         586    3,583      695        2        262
Group Benefits                               44       3,571      362       19    2,308        258
Corporate Owned Life Insurance               12         316    3,334      305       11        275
Other                                       130          87      234       21        5        (16)
                                     ----------   ---------  -------  -------   ------    -------
  CONSOLIDATED                       $    5,233   $   8,583  $23,957  $ 2,577   $2,817    $ 1,849
                                     ==========   =========  =======  =======   ======    =======
2001
Investment Products                  $    3,683   $   3,623  $12,101  $ 1,622   $  831    $   884
Individual Life                           1,249         558    3,496      634       13        244
Group Benefits                               36       3,352      289       17    2,242        255
Corporate Owned Life Insurance                8         321    4,120      355       12        352
Other                                        28          98      241        5        5         47
                                     ----------   ---------  -------  -------   ------    -------
  CONSOLIDATED                       $    5,004   $   7,952  $20,247  $ 2,633   $3,103    $ 1,782
                                     ==========   =========  =======  =======   ======    =======
(In millions)
                                       Net      Benefits,             Amortization
                                     Realized  Claims and             of Deferred
                                      Capital     Claim    Insurance    Policy       Dividends
                                      Gains/   Adjustment  Expenses    Acquisition   to Policy-    Interest
            Segment                  (Losses)   Expenses   and other     Costs         holders      Expense
------------------------------       --------  ----------  ---------  ------------   ---------     --------
2003
Investment Products                  $    27   $   1,993   $    652   $       542    $       -     $      -
Individual Life                           (1)        436        158           176            3            -
Group Benefits                            (2)      1,862        553            18            -            -
Corporate Owned Life Insurance             -         324        102             1           60            -
Other                                     16           1         79            32            -          117
                                     -------   ---------   --------   -----------    ---------     --------
  CONSOLIDATED                       $    40   $   4,616   $  1,544   $       769    $      63     $    117
                                     =======   =========   ========   ===========    =========     ========
2002
Investment Products                  $     9   $   1,454   $    648   $       444    $       -     $      -
Individual Life                           (1)        443        156           160            3            -
Group Benefits                            (3)      1,878        524            17            -            -
Corporate Owned Life Insurance             1         401         82             -           62            -
Other                                   (314)        (18)        (5)            7            -          112
                                     -------   ---------   --------   -----------    ---------     --------
  CONSOLIDATED                       $  (308)  $   4,158   $  1,405   $       628    $      65     $    112
                                     =======   =========   ========   ===========    =========     ========
2001
Investment Products                  $     2   $   1,652   $    608   $       461    $       -     $      -
Individual Life                           (1)        385        157           168            2            -
Group Benefits                            (7)      1,874        487            11            -            -
Corporate Owned Life Insurance             -         514         84             -           66            -
Other                                   (130)         19         23             2            -          104
                                     -------   ---------   --------   -----------    ---------     --------
  CONSOLIDATED                       $  (136)  $   4,444   $  1,359   $       642    $      68     $    104
                                     =======   =========   ========   ===========    =========     ========

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   REINSURANCE

                                                                                        Assumed
                                                                            Ceded to     From                  Percentage of
                                                               Gross          Other      Other         Net     Amount Assumed
(In millions)                                                  Amount       Companies   Companies     Amount       to Net
                                                              --------      ---------   ---------    --------  --------------
FOR THE YEAR ENDED DECEMBER 31, 2003

     Life insurance in force                                  $704,369      $288,758     $59,969     $475,580      12.6%
                                                              --------      --------     -------     --------      ----
     FEE INCOME, EARNED PREMIUMS AND OTHER
         Life insurance and annuities                         $  4,703      $    361     $   122     $  4,464       2.7%
         Accident and health insurance                           1,544           104          73        1,513       4.8%
                                                              --------      --------     -------     --------      ----
              TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER        6,247           465         195        5,977       3.3%
                                                              ========      ========     =======     ========      ====
FOR THE YEAR ENDED DECEMBER 31, 2002

     Life insurance in force                                  $629,028      $209,608     $65,590     $485,010      13.5%
                                                              --------      --------     -------     --------      ----

     FEE INCOME, EARNED PREMIUMS AND OTHER
         Life insurance and annuities                         $  4,067      $    279     $    84     $  3,872       2.2%
         Accident and health insurance                           1,567           141          96        1,522       6.3%
                                                              --------      --------     -------     --------      ----
              TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER     $  5,634      $    420     $   180     $  5,394       3.3%
                                                              ========      ========     =======     ========      ====
FOR THE YEAR ENDED DECEMBER 31, 2001

     Life insurance in force                                  $534,489      $142,352     $50,828     $442,965      11.5%
                                                              --------      --------     -------     --------      ----

     FEE INCOME, EARNED PREMIUMS AND OTHER
         Life insurance and annuities                         $  4,542      $    323     $    68     $  4,287       1.6%
         Accident and health insurance                           1,408           123         164        1,449      11.3%
                                                              --------      --------     -------     --------      ----
              TOTAL FEE INCOME, EARNED PREMIUMS AND OTHER     $  5,950      $    446     $   232     $  5,736       4.1%
                                                              ========      ========     =======     ========      ====

                      HARTFORD LIFE, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                        VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions               Deductions
                                                    -------------------------    --------------
                                                    Charged to
                                       Balance      Costs and     Translation      Write-offs/       Balance
           (In millions)              January 1,     Expenses     Adjustment     Payments/Other    December 31,
----------------------------------    ----------    ----------    -----------    --------------    ------------
    2003
Accumulated depreciation of plant,
    property and equipment            $      249    $       52    $         -    $          (45)   $        256

    2002
Accumulated depreciation of plant,
    property and equipment            $      203    $       49    $         -    $           (3)   $        249

    2001
Accumulated depreciation of plant,
    property and equipment            $      173    $       36    $         -    $           (6)   $        203

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HARTFORD LIFE, INC.

                                 By: /s/ Ernest M. McNeill Jr.
                                     -------------------------
                                 Ernest M. McNeill Jr.
                                 Vice President and Chief Accounting Officer

Date: March 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                        DATE
        ---------                          -----                        ----
/s/ Ramani Ayer                    Chairman and Director           March 1, 2004
-------------------------
Ramani Ayer

/s/ Thomas M. Marra          President, Chief Operating Officer    March 1, 2004
-------------------------
Thomas M. Marra                         and Director

/s/ Lizabeth H. Zlatkus           Executive Vice President         March 1, 2004
-------------------------
Lizabeth H. Zlatkus             and Chief Financial Officer

/s/ Ernest M. McNeill Jr.              Vice President              March 1, 2004
-------------------------
Ernest M. McNeill Jr.           and Chief Accounting Officer

/s/ David K. Zwiener                      Director                 March 1, 2004
-------------------------
David K. Zwiener

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                 EXHIBITS INDEX

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

4.04 First Supplemental Indenture, dated as of June 29, 1998 between Hartford Life, as Issuer, and Wilmington Trust Company, as Trustee, with respect to 7.2% Junior Subordinated Deferrable Interest Debentures, due June 30, 2038, was filed as Exhibit 4.04 to the Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.05 Form of Junior Subordinated Deferrable Interest Debenture, Series A, due June 30, 2038, included as Exhibit A to Exhibit 4.04 to the Company's Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

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

4.10 Second Supplemental Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of March 6, 2001, with respect to 7.625% Junior Subordinated Deferred Interest Debentures, due February 15, 2050, was filed as Exhibit 4.02 to the Company's Form 8-A dated March 13, 2001, and is incorporated herein by reference.

4.11 Form of 7.625% Junior Subordinated Deferrable Interest Debenture, Series A, due February 15, 2050, was filed as Exhibit A to Exhibit 4.02 of the Company's Form 8-A dated March 13, 2001, and is incorporated herein by reference.

4.12 Declaration of Trust of Hartford Life Capital II, dated as of June 3, 1998, between Hartford Life, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.13 to the Company's Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Inc., Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.13 Form of Amended and Restated Declaration of Trust of Hartford Life Capital II between Hartford Life, as Sponsor, and Wilmington Trust Company, as Indenture Trustee and Delaware Trustee, was filed as
         Exhibit 4.19 to the Company's Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.14 Form of Guarantee Agreement between Hartford Life, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, was filed as Exhibit
         4.21 to the Company's Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Capital I, Hartford Capital II and Hartford Capital III, as amended, and is incorporated herein by reference.

4.15 Form of Preferred Security Certificate for Hartford Life Capital II was filed as Exhibit 4.20 to the Company's Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.16 Form of 7.375% Senior Notes due March 1, 2031 was filed as Exhibit 3 to the Company's Form 8-A dated February 28, 2001, and is incorporated herein by reference.

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

10.05 Sublease Agreement, dated May 19, 1997, between Hartford Fire Insurance Company and the Company, was filed as Exhibit 10.5 to the Company's Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.06 Three Year Competitive Advance and Revolving Credit Facility Agreement (the "Three Year Credit Facility") dated as of December 31, 2002 among The Hartford, Hartford Life, and the Lenders named therein and JPMorgan Chase Bank and Citibank, N.A. as Co-Administrative Agents, was filed as
         Exhibit 10.28 to The Hartford Form 10-K for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

10.07 First Amendment, dated as of June 30, 2003, to the Three Year Credit Facility among The Hartford, Hartford Life, the Lenders party thereto and JPMorgan Chase Bank and Citibank, N.A., as Co-Administrative Agents.

12.01    Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23.01 Consent of Deloitte & Touche LLP to the incorporation by reference into the Company's Registration Statements on Form S-8 and Form S-3 of the Report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.

31.01    Section 302 Certification of Thomas M. Marra

31.02    Section 302 Certification of Lizabeth H. Zlatkus

32.01    Section 906 Certification of Thomas M. Marra

32.02    Section 906 Certification of Lizabeth H. Zlatkus