Form 10-Q
period 2004-03-31
HARTFORD LIFE INC
filed 2004-05-11
CIK 1032204

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

For the quarterly period ended March 31, 2004

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

As of April 30, 2004 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                                     PAGE
                                                                                     ----
Independent Accountants' Review Report                                                 3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - First Quarter
Ended March 31, 2004 and 2003                                                          4

Condensed Consolidated Balance Sheets - March 31, 2004
and December 31, 2003                                                                  5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - First Quarter Ended March 31, 2004 and 2003                     6

Condensed Consolidated Statements of Cash Flows - First Quarter
Ended March 31, 2004 and 2003                                                          7

Notes to Condensed Consolidated Financial Statements                                   8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                   18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    37

ITEM 4. CONTROLS AND PROCEDURES                                                       37

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                             37

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K                                              38

Signature                                                                             39

Certifications                                                                        42

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholder
Hartford Life, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc and subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of income, changes in stockholder's equity, and cash flows for the first quarter ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 10, 2004

PART I. FINANCIAL INFORMATION

      ITEM  1. FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                          FIRST QUARTER
                                                                                              ENDED
                                                                                             MARCH 31,
                        (In millions) (Unaudited)                                        2004        2003
------------------------------------------------------------------------------------   --------    --------
REVENUES
Fee income and other                                                                   $    786         644
Earned premiums                                                                             995         683
Net investment income                                                                     1,201         503
Net realized capital gains (losses)                                                          76         (44)
                                                                                       --------    --------
         TOTAL REVENUES                                                                   3,058       1,786
                                                                                       --------    --------
BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                                            1,877       1,083
Insurance expenses and other                                                                514         340
Amortization of deferred policy acquisition costs and present value of future profits       233         163
Dividends to policyholders                                                                   13          15
Interest expense                                                                             35          29
                                                                                       --------    --------
         TOTAL BENEFITS, CLAIMS AND EXPENSES                                              2,672       1,630
                                                                                       --------    --------
         INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE        386         156
Income tax expense                                                                          105          30
                                                                                       --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        281         126
                                                                                       --------    --------
Cumulative effect of accounting change, net of tax                                          (23)         --
                                                                                       --------    --------
         NET INCOME                                                                    $    258    $    126
                                                                                       --------    --------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,   DECEMBER 31,
                 (In millions, except for share data)                             2004         2003
-----------------------------------------------------------------------------   ---------    ---------
                                                                               (Unaudited)
ASSETS
 Investments
 Fixed maturities, available-for-sale, at fair value (amortized cost of
      $46,386 and $35,569)                                                      $  49,580    $  37,462
 Equity securities, available-for-sale, at fair value (cost of $389 and $335)         406          357
 Equity securities, held for trading, at fair value                                 7,831           --
 Policy loans, at outstanding balance                                               2,655        2,512
 Other investments                                                                  1,167          823
                                                                                ---------    ---------
          Total investments                                                        61,639       41,154
 Cash                                                                                 460          265
 Premiums receivable and agents' balances                                             338          335
 Reinsurance recoverables                                                             763          604
 Deferred policy acquisition costs and present value of future profits              6,523        6,623
 Deferred income taxes                                                               (927)        (486)
 Goodwill                                                                             796          796
 Other assets                                                                       1,774        1,668
 Separate account assets                                                          127,141      136,633
                                                                                ---------    ---------
          TOTAL ASSETS                                                          $ 198,507    $ 187,592
                                                                                =========    =========
LIABILITIES
 Reserve for future policy benefits                                             $  11,666    $  11,411
 Other policyholder funds                                                          45,322       26,186
 Short-term debt                                                                      200          505
 Long-term debt                                                                     1,050        1,300
 Other liabilities                                                                  4,615        4,498
 Separate account liabilities                                                     127,141      136,633
                                                                                ---------    ---------
          TOTAL LIABILITIES                                                       189,994      180,533
                                                                                =========    =========
Commitments and Contingent Liabilities, Note 4

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $0.01                                                                  --           --
 Capital surplus                                                                    2,994        2,489
 Accumulated other comprehensive income
      Net unrealized capital gains on securities, net of tax
      Foreign currency translation adjustments
                                                                                    1,669          903
                                                                                      (44)         (43)
Total accumulated other comprehensive income                                        1,625          860
 Retained earnings                                                                  3,894        3,710
                                                                                ---------    ---------
          TOTAL STOCKHOLDER'S EQUITY                                                8,513        7,059
                                                                                =========    =========
                 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 198,507    $ 187,592
                                                                                =========    =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

FIRST QUARTER ENDED MARCH 31, 2004

                                                                 ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                                 ---------------------------------------
                                                                    NET          NET GAIN
                                                                 UNREALIZED     (LOSS) ON
                                                                  CAPITAL       CASH FLOW     FOREIGN
                                                                  GAINS ON       HEDGING      CURRENCY                    TOTAL
                                              COMMON   CAPITAL   SECURITIES,   INSTRUMENTS,  TRANSLATION   RETAINED   STOCKHOLDER'S
      (In millions) (Unaudited)               STOCK    SURPLUS   NET OF TAX    NET OF TAX    ADJUSTMENTS   EARNINGS      EQUITY
------------------------------------------    ------   -------   -----------   -----------   -----------   --------   -------------
Balance, December 31, 2003                    $    -   $ 2,489   $       928   $       (25)  $       (43)  $  3,710    $     7,059
Comprehensive income
Net income                                                                                                      258            258
                                                                                                                       -----------
Other comprehensive income, net of tax (1)
  Cumulative effect of accounting change                                 292                                                   292
  Net change in unrealized capital gains on
      securities (2)                                                     422                                                   422
  Net gain on cash flow hedging
      instruments                                                                       52                                      52
                                                                                                                       -----------
  Cumulative translation adjustments                                                                  (1)                       (1)
                                                                                                                       -----------
Total other comprehensive income                                                                                               765
                                                                                                                       -----------
    Total comprehensive income                                                                                               1,023
                                                                                                                       -----------
Dividends declared                                                                                              (74)           (74)
Capital contributions from parent                          505                                                                 505
                                              ------   -------   -----------   -----------   -----------   --------    -----------
    BALANCE, MARCH 31, 2004                   $    -   $ 2,994   $     1,642   $        27   $       (44)  $  3,894    $     8,513
                                              ======   =======   ===========   ===========   ===========   ========   ============

FIRST QUARTER ENDED MARCH 31, 2003

                                                                 ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                                 ---------------------------------------
                                                                    NET         NET GAIN
                                                                 UNREALIZED     (LOSS) ON
                                                                   CAPITAL      CASH FLOW      FOREIGN
                                                                  GAINS ON       HEDGING       CURRENCY                   TOTAL
                                              COMMON   CAPITAL   SECURITIES,   INSTRUMENTS,  TRANSLATION   RETAINED   STOCKHOLDER'S
   (In millions) (Unaudited)                  STOCK    SURPLUS   NET OF TAX    NET OF TAX    ADJUSTMENTS   EARNINGS      EQUITY
------------------------------------------    ------   -------   -----------   -----------   -----------   --------   -------------
Balance, December 31, 2002                    $    -   $ 1,970   $       621   $       126   $       (39)  $  3,010    $     5,688
Comprehensive income
Net income                                                                                                      126            126
                                                                                                                       -----------
Other comprehensive income, net of tax (1)
  Net change in unrealized capital gains on                              117                                                   117
      securities (2)
  Net loss on cash flow hedging
      instruments                                                                      (22)                                    (22)
                                                                                                                       -----------
Total other comprehensive income                                                                                                95
                                                                                                                       -----------
    Total comprehensive income                                                                                                 221
                                                                                                                       -----------
Dividends declared                                                                                              (18)           (18)
                                              ------   -------   -----------   -----------   -----------   --------    -----------
    BALANCE, MARCH 31, 2003                   $    -   $ 1,970   $       738   $       104   $       (39)  $  3,118    $     5,891
                                              ======   =======   ===========   ===========   ===========   ========   ============

(1) Unrealized gains on securities is net of tax and other items of $227 and $63 for the first quarters ended March 31, 2004 and 2003, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $28 and $(12) for the first quarters ended March 31, 2004 and 2003. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains (losses) realized in net income of $42 and $(28) for the first quarters ended March 31, 2004 and 2003, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FIRST QUARTER ENDED
                                                                                                    MARCH 31,
                                                                                              ---------------------
                        (In millions) (Unaudited)                                              2004          2003
----------------------------------------------------------------------------------------      -------       -------
OPERATING ACTIVITIES
   Net income                                                                                 $   258       $   126
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital (gains) losses                                                            (76)           44
   Cumulative effect of adoption of SOP 03-1                                                       23            --
   Amortization of deferred policy acquisition costs and present value of future profits          233           163
   Additions to deferred policy acquisition costs                                                (494)         (342)
   Amortization of sales inducements                                                                6            15
   Additions to deferred sales inducements                                                        (33)          (31)
   Depreciation and amortization                                                                   24            34
   (Increase) decrease in premiums receivable and agents' balances                                 (3)           17
   Increase in receivables                                                                       (249)          (37)
   Increase in accrued liabilities and payables                                                  (197)          (46)
   (Decrease) increase in other liabilities                                                      (166)           90
   Increase (decrease) in accrued taxes                                                            16           (17)
   Change in deferred income taxes                                                                533            25
   Increase in liabilities for future policy benefits                                             256           152
   Net increase in equity securities, held for trading                                         (1,611)           --
   Net receipts from investment contracts credited to policyholder accounts associated
     with equity securities, held for trading                                                   1,915            --
   Decrease (increase) in reinsurance recoverables                                                  2           (55)
   Decrease (Increase) Other, net                                                                 270           (26)
                                                                                              -------       -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 707           112
                                                                                              -------       -------
INVESTING ACTIVITIES
   Purchases of fixed maturity and equity security investments, available-for-sale             (3,460)       (4,159)
   Sales of fixed maturity and equity security investments, available-for-sale                  2,476         2,019
   Maturity of fixed maturity and equity security  investments, available-for-sale                749           888
   Decrease (increase) in other assets                                                              5           (12)
                                                                                              -------       -------
        NET CASH USED FOR INVESTING ACTIVITIES                                                   (230)       (1,264)
                                                                                              -------       -------
FINANCING ACTIVITIES
   Capital contributions                                                                          505            --
   Repayment of short-term debt                                                                  (305)           --
   Repayment of company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely parent junior subordinated debentures                       (250)           --
   Dividends paid                                                                                 (67)          (17)
   Net (disbursements) receipts from investment and universal life-type contracts
     credited to policyholder accounts                                                           (164)        1,279
                                                                                              -------       -------
        NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                     (281)        1,262
                                                                                              -------       -------
   Net increase in cash                                                                           196           110
   Impact of foreign exchange                                                                      (1)           --
                                                                                              -------       -------
   Cash - beginning of period                                                                     265           179
                                                                                              -------       -------
        CASH - END OF PERIOD                                                                  $   460       $   289
                                                                                              =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                  $    10       $    16
Interest                                                                                      $    28       $    24

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries ("Hartford Life" or the "Company"), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits products. Hartford Life, Inc. is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford").

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. Accordingly, the Company's results of operations for the quarter ended March, 31, 2004 reflect the inclusion of this business. For further discussion of the CNA Financial Corporation acquisition, see Note 17 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life and its wholly-owned as well as controlled majority owned subsidiaries. Subsidiaries in which the Company has at least 20% interest, but less than a majority ownership interest, are reported using the equity method. All intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

The accompanying condensed, consolidated financial statements and notes as of March 31, 2004, and for the first quarters ended March 31, 2004 and 2003 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life's 2003 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

The most significant estimates include those used in determining reserves for future policy benefits and other policyholder funds; deferred policy acquisition costs and present value of future profits; investments; and commitments and contingencies.

SIGNIFICANT ACCOUNTING POLICIES

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

INVESTMENTS

As discussed in the "Adoption of New Accounting Standards" section below, on January 1, 2004 the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with periodic changes in fair value recognized in net investment income.

STOCK-BASED COMPENSATION

In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. The allocated expense associated with stock-based compensation for the first quarters ending March 31, 2004 and 2003, was immaterial. Prior to January 1, 2004, The Hartford used the Black-Scholes model to estimate the fair value of The Hartford's stock-based compensation. For all awards granted or modified on or after January 1, 2004, The Hartford used a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates The Hartford's historical forfeiture and exercise experience to determine the option value. For these reasons, The Hartford believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the first quarters ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the stock compensation plans, see Note 10 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.)

ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"). The SOP addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of the SOP require:

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

The SOP is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of the SOP on net income and other comprehensive income was comprised of the following individual impacts:

                                                                                                  Other
                                                                                              Comprehensive
              Cumulative Effect of Adoption                                     Net Income       Income
------------------------------------------------------------------              ----------    -------------
Establishing GMDB and other benefit reserves for annuity contracts              $      (54)   $           -
Reclassifying certain separate accounts to general accounts                             30              294
Other                                                                                    1               (2)
                                                                                ----------    -------------
Total cumulative effect of adoption                                             $      (23)   $         292
                                                                                ==========    =============

Death Benefits and Other Insurance Benefit Features

The Company sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of
(1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. As of January 1, 2004, the Company has recorded a liability for GMDB and other benefits sold with variable annuity products of $225 and a related reinsurance recoverable asset of $108. As of March 31, 2004, the liability from GMDB and other benefits sold with variable annuity products was $218 with a related reinsurance recoverable asset of $101.The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording liabilities for secondary guarantees was not material. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of the SOP to universal life-type contracts. An AICPA task force has been convened to develop guidance surrounding the methodology for determining reserves for universal life-type contracts and the related secondary guarantees. This may result in an adjustment to the cumulative effect of adopting the SOP and could impact future earnings but is not expected to be material to the Company's financial position or results of operations.

Separate Account Presentation

The Company had recorded certain market value adjusted ("MVA") fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract-holder, and it therefore, does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, market value reserves included in separate account liabilities for CRC of $10.8 billion, were revalued at current account value in the general account to $10.1 billion. The related separate account assets of $11.0 billion were also reclassified to the general account. Fixed maturities and equity securities were reclassified to the general account, as available-for- sale securities, and will continue to be recorded at fair value, however, subsequent changes in fair value, net of amortization of deferred policy acquisition costs and income taxes, will be recorded in other comprehensive income rather than net income. On January 1, 2004, the Company recorded a cumulative effect adjustment to earnings equal to the revaluation of the liabilities from fair value to account value plus the adjustment to record unrealized gains (losses) on available-for-sale invested assets, previously recorded as a component of net income, as other comprehensive income. The cumulative adjustments to earnings and other comprehensive income were recorded net of amortization of deferred policy acquisition costs and income taxes. Through December 31, 2003, the Company had recorded CRC assets and liabilities on a market value basis with all changes in value (market value spread) included in current earnings as a component of other revenues. Since adoption of the SOP, the components of CRC spread on a book value basis are recorded in interest income and interest credited. Realized gains and losses on investments and market value adjustments on contract surrenders are recognized as incurred.

The Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. As the separate account arrangement in Japan is not legally insulated from the general account liabilities of the Company, it does not meet the conditions for separate account reporting under the SOP. On January 1, 2004, separate account liabilities in Japan of $6.2 billion recorded at account value in the separate account, were reclassified to the general account with no change in value. The related separate account assets of $6.2 billion were also reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of March 31, 2004, due to strong sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had grown to $7.8 billion.

Interests in Separate Accounts

As of December 31, 2003, the Company had $24 representing unconsolidated interests in its own separate accounts. These interests were recorded as available-for-sale equity securities, with changes in fair value recorded through other comprehensive income. On January 1, 2004, the Company reclassified $11 to investment in trading securities, where the Company's proportionate beneficial interest in the separate account was less than 20%. In instances where the Company's proportionate beneficial interest was between 20-50%, the Company reclassified $13 of its investment to reflect the Company's proportionate interest in each of the underlying assets of the separate account. The Company has designated its proportionate interest in these equity securities and fixed maturity as available-for- sale. As of March 31, 2004, the Company had $1 of interests in separate accounts recorded as equity trading securities and $0 recorded as available-for-sale securities.

Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting the SOP, the expense associated with offering a bonus will be deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Effective January 1, 2004, amortization expense associated with expenses previously deferred will be recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. For the three months ended March 31, 2004, amortization of sales inducements was $6.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

Step 1: Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2: Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment's cost basis and its fair value.

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position ("SOP") 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), however investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 3 of the Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report will prospectively include securities subject to EITF 99-20.

The impairment evaluation and recognition guidance in EITF 03-1 should be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. Besides the disclosure requirements adopted by the Company effective December 31, 2003, the final version of EITF 03-1 included, additional disclosure requirements of EITF 03-1 are effective for fiscal years ending after June 15, 2004. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In March 2004, the EITF reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts, to follow the equity method accounting for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, "Accounting for Investments in Real Estate Ventures" and EITF Topic Number D-46, "Accounting for Limited Partnership Investments". Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18, "Accounting for Certain Investments in Debt and Equity Securities", for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

2. DERIVATIVES AND HEDGING ACTIVITY

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign-currency" hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see Notes 2 and 3 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

Due to the adoption of the SOP, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of March 31, 2004, $50 of the derivatives were reported in other investments, $(93) in other liabilities, and $6 in fixed maturities in the condensed consolidated balance sheets. Management's objective with regard to the reclassified derivatives along with the notional amount and net fair value as of March 31, 2004 are as follows:

                                                                                                          NOTIONAL
                                           HEDGING STRATEGY                                                AMOUNT      FAIR VALUE
------------------------------------------------------------------------------------------------------  -----------   -----------
CASH FLOW HEDGES
   Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used
    to better match cash receipts from assets with cash disbursements required to fund liabilities.     $     1,511   $        68
   Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow
    fluctuations due to changes in currency rates.                                                              413           (98)
FAIR VALUE HEDGES
   Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the
    Company's variable-rate fixed maturity investments.                                                         111            (3)
OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES
   Credit default and total return swaps - The Company enters into swap agreements in which the
    Company assumes credit exposure or reduces credit exposure from an individual entity, referenced
    index or asset pool.                                                                                        234             1
   Interest rate swaps - The Company enters into interest rate swaps to economically terminate existing swaps in hedging relationships, and thereby offset the changes in value in the original
    swap. In addition, the Company uses interest rate swaps to manage interest rate risk.                       345            --
   Options - The Company writes option contracts for a premium to monetize the
    option embedded in certain of its fixed maturity investments.                                               417            --
   Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign
    currency exposures in certain of its foreign fixed maturity investments.                                     13            (5)
                                                                                                        -----------   -----------
TOTAL                                                                                                   $     3,044   $       (37)
                                                                                                        ===========   ===========

In addition to the derivatives transferred to the general account as a result of the adoption of the SOP, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350, to hedge a portion of the Company's floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (i.e. LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of March 31, 2004, the notional amount and net fair value of these swaps totaled $350 and $(7), respectively.

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit ("GMWB") rider. As of March 31, 2004 and December 31, 2003, $9.7 billion or 46% and $6.2 billion or 36%, respectively, of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East ("EAFE") Index swaps to hedge GMWB exposure to international equity markets. For further discussion of the Company's other investment and risk management activities, see "Other Investments and Risk Management Activities" in Note 2 of Notes of Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

The total notional amount of derivative contracts purchased to hedge the GMWB exposure, as of March 31, 2004 and December 31, 2003, was $1.7 billion and $544, respectively, and net fair value was $100 and $21, respectively. For the quarter ended March 31, 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $2 loss before deferred policy acquisition costs and tax effects.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

                                                                          March 31, 2004                     December 31, 2003
                                                                 ------------------------------     --------------------------------
                                                                 Asset Values  Liability Values     Asset Values    Liability Values
                                                                 ------------  ----------------     ------------    ----------------
Other investments                                                $        344     $        --       $        178      $         --
Reinsurance recoverables                                                   --              73                 --                89
Other policyholder funds and benefits payable                              79              --                115                --
Fixed maturities                                                           15              --                  7                --
Other liabilities                                                          --             321                 --               257
                                                                 ------------     -----------       ------------      ------------
  TOTAL                                                          $        438     $       394       $        300      $        346
                                                                 ============     ===========       ============      ============

The increase in the asset values of derivative instruments since December 31, 2003 was primarily due to derivatives transferred to the general account pursuant to the adoption of the SOP, the increase in derivatives used to hedge GMWB exposure and market appreciation associated with interest rate swaps due to a decrease in interest rates. The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table:

                                                                          March 31, 2004              December 31, 2003
                                                                 -----------------------------    --------------------------
                                                                   Notional                        Notional
                                                                    Amount        Fair Value         Amount        Fair Value
                                                                 -----------     -------------    ------------    ----------
Cash flow hedge                                                  $     5,649     $         (64)   $      3,285    $      (58)
Fair value hedge                                                         273                (5)            206            (5)
Net investment hedge                                                     200                (9)            200            (4)
Other investment and risk management activities                       37,308               122          29,927            21
                                                                 -----------     -------------    ------------    ----------
  TOTAL                                                          $    43,430     $          44    $     33,618    $      (46)
                                                                 ===========     =============    ============    ==========

For the quarters ended March 31, 2004 and March 31, 2003, the Company's gross gains and losses representing the total ineffectiveness of all cash flow, fair value and net investment hedges were immaterial, with the net impact reported as net realized capital gains and losses.

For the quarters ended March 31, 2004 and 2003, the Company recognized an after-tax net gain (loss) of $7 and $(1), respectively, (reported as net realized capital gains and losses in the condensed consolidated statements of operations), which represented the total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including the periodic net coupon settlements.

As of March 31, 2004, the after-tax deferred net gains on derivative instruments accumulated in accumulated other comprehensive income ("AOCI") that are expected to be reclassified to earnings during the next twelve months are $15. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the quarters ended March 31, 2004 and 2003, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges were immaterial.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of net gain (loss) included in the foreign currency cumulative translation adjustment associated with the net investment hedge was $(6) and $(3) as of March 31, 2004 and December 31, 2003, respectively.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. For the three months ended March 31, 2004, no goodwill was acquired, impaired or written off. As of March 31, 2004 and December 31, 2003, the carrying amount of goodwill for the Company's Retail Products segment was $150 and the Company's Other segment was $646.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no material intangible assets with indefinite useful lives.

                                                             AS OF MARCH 31, 2004         AS OF DECEMBER 31, 2003
                                                          --------------------------   -----------------------------
                                                            GROSS        ACCUMULATED      GROSS        ACCUMULATED
                                                           CARRYING         NET         CARRYING           NET
 AMORTIZED INTANGIBLE ASSETS                                AMOUNT      AMORTIZATION     AMOUNT       AMORTIZATION
-------------------------------                           ----------    -------------  ----------     --------------
Present value of future profits                           $      658     $      123    $      658       $      115
                                                          ----------     ----------    ----------       ----------
TOTAL                                                     $      658     $      123    $      658       $      115
                                                          ==========     ==========    ==========       ==========

Net amortization expense for the three months ended March 31, 2004 and 2003 was $8 and $5, respectively.

Assuming no future acquisitions, dispositions or impairments of intangible assets, estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
--------------------------------
             2004                    $    38
             2005                    $    34
             2006                    $    34
             2007                    $    31
             2008                    $    28

4. COMMITMENTS AND CONTINGENCIES

LITIGATION

Hartford Life is or may become involved in various legal actions, some of which assert claims for substantial amounts. These actions may include, among others, putative state and federal class actions seeking certification of a state or national class. The Company also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of the provisions made for potential losses and costs of defense, will not be material to the consolidated financial position of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company's consolidated results of operations or cash flows in particular quarterly or annual periods.

In the third quarter of 2003, Hartford Life Insurance Company ("HLIC"), a wholly owned subsidiary of Hartford Life Inc. and its affiliate International Corporate Marketing Group, LLC settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that the Company would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of an additional charge of $40, after-tax, in the third quarter of 2003, reflecting the maximum amount payable under the settlement, and in the fourth quarter of 2003, the Company paid the initial $70 of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to the Company, and on March 22, 2004, the Company paid Bancorp an additional $10 in full and final satisfaction of its obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company's results of operations.

REGULATORY DEVELOPMENTS

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of

Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. Representatives from the SEC's Office of Compliance Inspections and Examinations continue to request documents and information in connection with their ongoing compliance examination. In addition, the SEC's Division of Enforcement has commenced an investigation of the Company's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office. While no such action has been initiated against the Company, it is possible that the SEC or one or more other regulatory agencies may pursue action against the Company in the future. If such an action is brought, it could have a material effect on the Company.

TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

Although there has been no agreement reached between the Company and the IRS at this time, the amount of tax related to the separate account dividends-received deduction ("DRD") that is under the discussion for all open years could result in a benefit to the Company's future results of operations. There can be no assurances that such an agreement will be reached. (For further discussion of the Company's separate account DRD, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.)

5. DEBT

SHORT-TERM DEBT

                                                     March 31,        December 31,
                                                       2004              2003
                                                    -----------       ------------
Related Party Debt                                  $        --       $        305
Current maturities of long-term debt                        200                200
                                                    -----------       ------------
TOTAL SHORT-TERM DEBT                               $       200       $        505
                                                    ===========       ============

LONG-TERM DEBT

                                                     March 31,        December 31,
                                                       2004              2003
                                                    -----------       ------------
7.10%   Notes, due 2007                             $       200       $        200
7.65%   Notes, due 2027                                     250                250
7.375%  Notes, due 2031                                     400                400
                                                    -----------       ------------
JUNIOR SUBORDINATED DEBENTURES
7.20%    Notes, due 2038                                    200                450
                                                    -----------       ------------
TOTAL LONG-TERM DEBT                                $     1,050       $      1,300
                                                    ===========       ============

On January 30, 2004, the Company received a capital contribution in the form of cash of $305 from The Hartford which was used by the Company to fund the payment and settlement of the related party note agreements totaling $305 with The Hartford.

In March 2004, the Company received a capital contribution of $200 from The Hartford which was used, with additional available cash, to redeem, at par, on March 15, 2004, $250 million aggregate principal amount of its 7.20 percent Junior Subordinated Deferrable Interest Debentures, due June 30, 2038, underlying the 7.20 percent Trust Preferred Securities, Series A, originally issued by Hartford Life Capital Trust I. The redemption price was $25 per share, plus accumulated and unpaid distributions thereon to March 15, 2004, in the amount of $0.30 per share. The Company recorded a $7, before-tax, expense for the unamortized costs associated with these preferred securities in the quarter ended March 31, 2004.

SHELF REGISTRATION

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of March 31, 2004, HLI had $1.0 billion remaining on its shelf.

JUNIOR SUBORDINATED DEBENTURES

The Hartford and the Company have formed statutory business trusts ("The Hartford Trusts "), which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures ("Junior Subordinated Debentures") of The Hartford or the Company; and (iii) engaging in only those activists necessary or incidental thereto. The Hartford may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts.

COMMERCIAL PAPER

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of March 31, 2004, the Company had no outstanding borrowings under the program.

6. TRANSACTIONS WITH AFFILIATES

For a description of transactions with affiliates, see Note 15 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

7. SEGMENT INFORMATION

The Company has changed its reportable operating segments from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI") to Retail Products Group ("Retail"), Institutional Solutions Group ("Institutional"), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. Hartford Life also includes in an Other category its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

The accounting policies of the reportable operating segments are the same as those described in "Basis of Presentation and Accounting Policies" in Note 2 in the Company's 2003 Form 10-K Annual Report. Hartford Life evaluates performance of its segments based on revenues, net income and the segment's return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between corporate and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses, and the allocation of credit risk charges. The Company's revenues are primarily derived from customers within the United States. The Company's long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company's segments. Segment information for the previous period has been restated to reflect the change in composition of reportable operating segments.

                                                        Institutional
                                           Retail         Solutions       Individual        Group
  MARCH 31, 2004                       Products Group       Group            Life          Benefits        Other        Total
-------------------                    --------------   -------------    ------------    ------------   ------------  ------------
FIRST QUARTER ENDED
Total revenues                         $        763     $        442     $        254    $      1,004   $        595  $      3,058
Net income                                      107               28               33              47             43           258

FIRST QUARTER ENDED
Total revenues                         $        478     $        422     $        244    $        667   $        (25) $      1,786
Net income (loss)                                77               31               32              34            (48)          126

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three months ended March 31, 2004 compared with the equivalent period in 2003. This discussion should be read in conjunction with the MD&A included in the Company's 2003 Form 10-K Annual Report.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company's control and have been made based upon management's expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the difficulty in predicting the Company's potential exposure for the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company's statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company's financial position and results of operations arising from obligations under annuity product guarantees; the uncertain effect on the Company of the Jobs and Growth Tax Relief Reconciliation Act of 2003, in particular the reduction in tax rates on long-term capital gains and most dividend distributions; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, which could increase the Company's business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company's ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company's claims-paying, financial strength or credit ratings; the ability of the Company's subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

                      INDEX
------------------------------------------------------
Critical Accounting Estimates                                   18
Consolidated Results of Operations - Operating Summary          20
Retail Products Group                                           21
Institutional Solutions Group                                   22
Individual Life                                                 23
Group Benefits                                                  24
Investments                                                     24
Investment Credit Risk                                          28
Capital Markets Risk Management                                 33
Capital Resources and Liquidity                                 34
Accounting Standards                                            37

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

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At March 31, 2004 and December 31, 2003, the carrying value of the Company's operations' DAC was $6.5 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or "EGPs". This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 15% or less for 2004, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at March 31, 2004. If the Company assumed a 9% average long-term rate of growth from March 31, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $15-$20, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $40-$50, after-tax. Assuming that such an adjustment were to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of March 31, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

OTHER CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company's critical accounting estimates regarding reserves for future policy benefits and other policyholder funds; investments; and commitments and contingencies since the filing of the Company's 2003 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

ORGANIZATIONAL STRUCTURE

The Company has changed its reportable operating segments from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance ("COLI") to Retail Products Group ("Retail"), Institutional Solutions Group ("Institutional"), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also includes, in an Other category, its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

OPERATING SUMMARY

                                                                             FIRST QUARTER ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                          2004          2003      CHANGE
                                                                       ----------    ----------   ------
Earned premiums                                                        $      995    $      683       46%
Fee income                                                                    786           617       27%
Net investment income[1]                                                    1,201           503      139%
Other revenue                                                                   -            27     (100)%
Net realized capital gains (losses)                                            76           (44)      NM
                                                                       ----------    ----------     ----
   TOTAL REVENUES                                                           3,058         1,786       71%
Benefits, claims and claim adjustment expenses [1]                          1,877         1,083       73%
Amortization of deferred policy acquisition costs and present
 value of future profits                                                      233           163       43%
Insurance operating costs and expenses                                        527           355       48%
Interest expense                                                               35            29       21%
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                      2,672         1,630       64%
                                                                       ----------    ----------     ----
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                                   386           156      147%
Income tax expense                                                            105            30       NM
                                                                       ----------    ----------     ----
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       281           126      123%
Cumulative effect of accounting change, net of tax [2]                        (23)            -       NM
                                                                       ----------    ----------     ----
   NET INCOME                                                          $      258    $      126      105%
                                                                       ----------    ----------     ----

[1] With the adoption of SOP 03-1, certain annuity and life insurance products were required to be accounted for in the general account. This change in accounting resulted in an increase in net investment income and benefits, claims and claim adjustment expenses.

[2] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

The Company defines "NM" as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company's net income increased, largely due to a significant increase in realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) Also contributing to the earnings growth were increases in net income in the Retail and Group Benefits segments. Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting these increases was lower spread income on market value adjusted ("MVA") fixed annuities due to the adoption of Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("the SOP"). Net income in the Group Benefits segment increased due to earned premiums and net investment income growth, primarily resulting from the Company's acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation ("CNA Acquisition"). Partially offsetting the positive earnings drivers discussed above was the cumulative effect of accounting change from the Company's adoption of the SOP. The adoption of the SOP also results in certain changes in presentation in the Company's financial statements, including reporting of the spreads on the Company's MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of the SOP resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company's adoption of the SOP see Note 1 of Notes to Consolidated Financial Statements).

RETAIL PRODUCTS GROUP

OPERATING SUMMARY

                                                                             FIRST QUARTER ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                          2004          2003      CHANGE
                                                                       ----------    ----------   ------
Fee income and other                                                   $      506    $      364       39%
Earned premiums                                                               (14)           (9)     (56%)
Net investment income                                                         272           117      132%
                                                                       ----------    ----------      ---
Net realized capital gains and (losses)                                        (1)            6       NM
                                                                       ----------    ----------      ---
   TOTAL REVENUES                                                             763           478       60%
Benefits, claims and claim adjustment expenses                                257           147       75%
Insurance operating costs and other expenses                                  175           132       33%
Amortization of deferred policy acquisition costs and present
   value  of future profits                                                   167           103       62%
                                                                       ----------    ----------      ---
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                        599           382       57%
                                                                       ----------    ----------      ---
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                                   164            96       71%
Income tax expense                                                             38            19      100%
                                                                       ----------    ----------      ---
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       126            77       64%
Cumulative effect of accounting change, net of tax [1]                        (19)            -       NM
                                                                       ----------    ----------      ---
   NET INCOME                                                          $      107    $       77       39%
                                                                       ----------    ----------      ---

Individual variable annuity account values                             $   90,386    $   64,047       41%
Other individual annuity account values                                    11,312        10,602        7%
401K and Specialty product - account values                                 5,230         3,219       62%
                                                                       ----------    ----------      ---
  TOTAL ACCOUNT VALUES [2]                                                106,928        77,868       37%
Mutual fund assets under management                                        22,977        14,328       60%
                                                                       ----------    ----------      ---
  TOTAL ASSETS UNDER MANAGEMENT                                        $  129,905    $   92,196       41%
                                                                       ----------    ----------      ---
  S&P 500 INDEX VALUE AT END OF PERIOD                                      1,126           848       33%
                                                                       ==========    ==========      ===

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased, principally driven by significant growth in the assets under management within the variable annuity and mutual fund businesses. Assets under management is an internal performance measure used by the segment as relative profitability is highly correlated to the growth in assets under management which is driven by net flows and performance of the equity markets. Fee income generated by the variable annuity operation increased, as average account values increased in the first quarter as compared to the prior year. The increase in average account values can be attributed to approximately $8.6 billion of net flows over the past four quarters and growth in the equity markets, more specifically the average daily value of the S&P 500, which rose by approximately 31% in this time period. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios. Another contributing factor to the increase in fee income was the mutual fund business. Mutual fund assets under management increased due to equity market growth as well as higher net sales, which were $1.1 billion in the first quarter as compared to $132 in the first quarter of 2003.

Partially offsetting the positive earnings drivers discussed above were the cumulative effect of accounting change from the Company's adoption of the SOP and the resulting lower net income associated with the individual fixed annuity business. The decrease in net income in the individual fixed annuity business was attributed to a lower investment spread from the market value adjusted fixed annuity product in the first quarter of 2004 as compared to prior year. With the adoption of the SOP, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and expenses line on the income statement rather than reporting the net spread in fee income and other. Additionally, the ratio of DAC amortization to gross profits for the individual annuity business (defined as amortization of deferred policy acquisition costs as a percentage of income before taxes and amortization of deferred policy acquisition costs) was slightly higher in the first quarter as compared to the prior year, which resulted in lower net income.

INSTITUTIONAL SOLUTIONS GROUP

OPERATING SUMMARY

                                                                             FIRST QUARTER ENDED
                                                                                   MARCH 31,
                                                                       ---------------------------------
                                                                          2004          2003      CHANGE
                                                                       ----------    ----------   ------
Fee income and other                                                   $       74    $       77       (4%)
Earned premiums                                                               109           100        9%
Net investment income                                                         257           244        5%
Net realized capital gains                                                      2             1       NM
                                                                       ----------    ----------      ---
   TOTAL REVENUES                                                             442           422        5%
                                                                       ----------    ----------      ---
Benefits, claims and claims adjustment expenses                               355           335        6%
Insurance operating costs and expenses                                         37            36        3%
Amortization of deferred policy acquisition costs and present
   value  of future profits                                                     9             6       50%
                                                                       ----------    ----------      ---
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                        401           377        6%
                                                                       ----------    ----------      ---
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                                    41            45       (9%)
Income tax expense                                                             12            14      (14%)
                                                                       ----------    ----------      ---
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        29            31       (6%)
Cumulative effect of accounting change, net of tax [1]                         (1)            -       NM
                                                                       ----------    ----------      ---
   NET INCOME                                                          $       28    $       31      (10%)
                                                                       ----------    ----------      ---
Institutional account values                                           $   12,941    $    9,963       30%
Governmental account values                                                 9,243         7,199       28%
                                                                       ----------    ----------      ---
Private Placement Life Insurance account values
   Variable Products                                                       21,305        19,863        7%
   Leveraged COLI                                                           2,537         3,159      (20%)
                                                                       ----------    ----------      ---
   TOTAL ACCOUNT VALUES[2]                                                 46,026        40,184       15%
Mutual fund assets under management                                         1,246           717       74%
                                                                       ----------    ----------      ---
   TOTAL ASSETS UNDER MANAGEMENT                                       $   47,272    $   40,901       16%

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the Institutional segment decreased as compared to the comparable prior year period. This decrease was the result of lower earnings from the private placement life insurance business and the institutional business, which includes structured settlements and institutional annuities. Lower net income in private placement life insurance was due primarily to lower revenues earned as a result of lower account values in the leveraged COLI product due primarily to surrenders that occurred in 2003. The leveraged COLI product continues to contribute favorably to the segment's profitability, although the contribution may decline in the future depending on the surrender activity of these policies. In addition, the institutional business contributed lower earnings in the first quarter of 2004 compared to the same period in 2003. This decrease was primarily the result of favorable mortality experience in 2003. Partially offsetting these declines was a small increase in the net income before the cumulative effect of accounting change of the Governmental business when compared to the same period in 2003. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the first quarter of 2003.

INDIVIDUAL LIFE

OPERATING SUMMARY

                                                                                          FIRST QUARTER ENDED
                                                                                               MARCH 31,
                                                                              --------------------------------------------
                                                                                  2004            2003           CHANGE
                                                                              ------------    ------------    ------------
Fee income and other                                                          $        186    $        182               2%
Earned premiums                                                                         (5)             (4)            (25%)
Net investment income                                                                   73              66              11%
                                                                              ------------    ------------    ------------
   TOTAL REVENUES                                                                      254             244               4%
Benefits, claims and claim adjustment expenses                                         125             112              12%
Amortization of deferred policy acquisition costs and present value
  of future profits                                                                     39              46             (15%)
Insurance operating costs and other expenses                                            40              39               3%
                                                                              ------------    ------------    ------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                 204             197               4%
                                                                              ------------    ------------    ------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING                       50              47               6%
   CHANGE

Income tax expense                                                                      16              15               7%
                                                                              ------------    ------------    ------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                 34              32               6%
Cumulative effect of accounting change, net of tax[1]                                   (1)              -              NM
                                                                              ------------    ------------    ------------
   NET INCOME                                                                 $         33    $         32               3%
                                                                              ------------    ------------    ------------

OPERATING SUMMARY

                                                                                MARCH 31,       MARCH 31,
                                                                                  2004            2003           CHANGE
                                                                              ------------    ------------    ------------
Variable universal life account values                                        $      4,797    $      3,673              31%
Total account values                                                          $      8,836    $      7,583              17%
                                                                              ------------    ------------    ------------
Variable universal life insurance in force                                    $     67,101    $     66,631               1%
Total life insurance in force                                                 $    132,482    $    127,029               4%
                                                                              ============    ============    ============

[1] For the quarter ended March 31, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

Net income in the Individual Life segment increased slightly as compared to the comparable prior year period. This increase was primarily driven by growth in account values and life insurance in force and favorable equity market conditions. The impact of this growth was partially offset by higher mortality costs than the prior year. However, the increased mortality costs reduced the amount of amortization of deferred policy acquisition costs recorded during the quarter. Net investment income increased partially due to the adoption of the SOP, which resulted in increases in net investment income and benefits, claims and claim adjustment expenses for the segment's Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.

GROUP BENEFITS

OPERATING SUMMARY

                                                                                          FIRST QUARTER ENDED
                                                                                               MARCH 31,
                                                                              --------------------------------------------
                                                                                  2004            2003           CHANGE
                                                                              ------------    ------------    ------------
Earned premiums and other                                                     $        915    $        602              52%
Net investment income                                                                   89              68              31%
Net realized capital losses                                                              -              (3)             NM
                                                                              ------------    ------------    ------------
   TOTAL REVENUES                                                                    1,004             667              51%
Benefits, claims and claim adjustment expenses                                         684             489              40%
Amortization of deferred policy acquisition costs and present value                      5               4              25%
  of future profits
Insurance operating costs and other expenses                                           252             131              92%
                                                                              ------------    ------------    ------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                                 941             624              51%
                                                                              ------------    ------------    ------------
   INCOME BEFORE INCOME TAXES                                                           63              43              47%
Income tax expense                                                                      16               9              78%
                                                                              ------------    ------------    ------------
   NET INCOME                                                                 $         47    $         34              38%
                                                                              ------------    ------------    ------------

   Fully insured - ongoing premiums                                           $        905    $        568              59%
   Buyout premiums                                                                       -              28            (100%)
   Other                                                                                10               6              67%
                                                                              ------------    ------------    ------------
   Earned premiums and other                                                  $        915    $        602              52%
                                                                              ============    ============    ============

Net income in the Group Benefits segment increased due to earned premiums and net investment income growth, both in the former Group Benefits business as well as the result of the CNA Acquisition. The increase in earned premiums was driven by sales of $341, a 54% increase over sales reported in the comparable prior year period and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment's loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 75%, down from 80% in first quarter 2003, which contributed favorably to net income. Partially offsetting these favorable items were higher commissions due to higher sales and premiums previously discussed and sales from the CNA Acquisition. Additionally, operating costs increased due to the growth in the segment and the CNA acquisition. Consistent with the increase in commissions and operating costs, the segment's ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 28%, from 23% in 2003. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment in 2004. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business. Due to this change in business mix, the segment, as expected, has a lower loss ratio and a higher commission ratio than in 2003.

INVESTMENTS

GENERAL

The investment portfolios are managed based on the underlying characteristics and nature of each operation's respective liabilities and within established risk parameters. (For further discussion of Hartford Life's approach to managing risks, see the Investment Credit Risk section.)

The investment portfolios are managed by Hartford Investment Management Company and its affiliates ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford Financial Services Group, Inc ("The Hartford"). Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $17.9 billion of separate account assets to the general account as a result of adopting the SOP. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are designated as available-for-sale securities with changes in fair value reported in other comprehensive income. The remaining $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are classified as trading securities with changes in fair value reported in net investment income.

Return on invested assets is an important element of Hartford Life's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 42% and 26% of the Company's consolidated revenues for the quarters ended March 31, 2004 and 2003, respectively. The increase in the percentage of consolidated revenues is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 80% and 91% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 18% and 19% of the fair value of its invested assets as of March 31, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company's recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For further discussion, see the Company's discussion of the evaluation of other-than-temporary impairments in Critical Accounting Estimates under the "Valuation of Investments and Derivative Instruments" section in Hartford Life's 2003 Form 10-K Annual Report.)

The primary investment objective of the Company is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations.

The following table identifies the Company's invested assets by type as of March 31, 2004 and December 31, 2003.

                         COMPOSITION OF INVESTED ASSETS


                                                                            MARCH 31, 2004               DECEMBER 31, 2003
                                                                     ---------------------------    ---------------------------
                                                                        AMOUNT         PERCENT         AMOUNT         PERCENT
                                                                     ------------   ------------    ------------   ------------
Fixed maturities, available-for-sale, at fair value                  $     49,580        80.4%      $     37,462        91.0%
Equity securities, available-for-sale, at fair value                          406         0.7%               357         0.9%
Equity securities, held for trading, at fair value                          7,831        12.7%                --          --
Policy loans, at outstanding balance                                        2,655         4.3%             2,512         6.1%
Mortgage loans, at cost                                                       620         1.0%               466         1.1%
Limited partnerships, at fair value                                           197         0.3%               177         0.4%
Other investments                                                             350         0.6%               180         0.5%
                                                                     ------------   ---------       ------------   ---------
TOTAL INVESTMENTS                                                    $     61,639       100.0%      $     41,154       100.0%
                                                                     ============   =========       ============   =========

Fixed maturity investments and equity securities held for trading increased 32% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of the SOP. The remaining increase in fixed maturity investments was primarily due to an increase in market prices driven by a decline in interest rates during the first quarter of 2004.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                                                                                          FIRST QUARTER ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                   (Before-tax)                                          2004             2003
----------------------------------------------------------------------------------   ------------     ------------
Net investment income - excluding income on policy loan and trading securities [1]   $        661     $        445
Policy loan income                                                                             45               58
Trading securities income [2]                                                                 495               --
                                                                                     ------------     ------------
Net investment income - total [1]                                                    $      1,201     $        503
Yield on average invested assets [3]                                                          5.7%             6.1%
                                                                                     ------------     ------------
Gross gains on sale                                                                  $        100     $         57
Gross losses on sale                                                                          (18)             (47)
Impairments                                                                                    (8)             (67)
Periodic net coupon settlements on non-qualifying derivatives [1]                               2                4
GMWB derivatives, net                                                                          (2)              --
Other, net [4]                                                                                  2                9
                                                                                     ------------     ------------
Net realized capital gains (losses) [1] [5]                                          $         76     $        (44)
                                                                                     ============     ============

[1] The prior period reflects the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains (losses) to conform to the current year presentation.

[2]  Represents the change in value of securities classified as trading.

[3] Represents annualized net investment income (excluding the change in fair value of trading securities) divided by average invested assets at cost or amortized cost, as applicable, for the first quarter ended March 31, 2004 and 2003. Average invested assets are calculated by dividing the sum of the beginning and ending period amounts by two, excluding trading securities and collateral received associated with the securities lending program.

[4] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred acquisition costs associated with realized capital gains and (losses).

[5] First quarter 2004 includes $5 of net realized gains (losses) associated with guaranteed separate accounts classified within the general account amounts pursuant to the adoption of the SOP.

For the quarter ended March 31, 2004, net investment income, excluding policy loans and trading securities, increased $216, or 49%, compared to the same period in 2003. Approximately $154 of the increase related to income earned on separate account assets reclassified to the general account as a result of the adoption of the SOP and approximately $26 of the increase related to income earned on assets acquired in the CNA acquisition which was consummated on December 31, 2003. The remaining increase was primarily due to income earned on a higher invested asset base, as compared to the first quarter 2003, partially offset by lower investment yields. Yields on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the first quarter of 2004 of approximately 4.8%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains (losses) for the first quarter ended March 31, 2004 improved by $120 compared to the same period in 2003, primarily the result of higher realized gains on sales of fixed maturity and equity securities and lower other-than-temporary impairments. Realized gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities ("ABS") sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting of securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

OTHER-THAN-TEMPORARY IMPAIRMENTS

The following table identifies the Company's other-than-temporary impairments by type.

                    OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE

                                                                              FIRST QUARTER ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                             Before-tax                                      2004           2003
----------------------------------------------------------------------   ------------   ------------
ABS
  Corporate debt obligations ("CDO")                                     $          4   $         10
  Credit card receivables                                                          --             12
  Other ABS                                                                        --              4
                                                                         ------------   ------------
     Total ABS                                                                      4             26
Corporate
  Consumer non-cyclical                                                            --              7
  Technology and communications                                                    --              3
  Transportation                                                                   --              7
  Other corporate                                                                   3              3
                                                                         ------------   ------------
     Total corporate                                                                3             20
Equity                                                                             --             21
    Mortgage-backed securities ("MBS") - interest only securities                   1             --
                                                                         ------------   ------------
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS                                   $          8   $         67
                                                                         ============   ============

ABS -- During the first quarter of 2004, other-than-temporary impairments in the ABS sector were recorded as a result of a deterioration of cash flows derived from the underlying collateral of several securities. The decrease in impairments compared to the prior year period is primarily the result of a general stabilization in the performance of the underlying collateral, which has resulted in improved pricing levels. Pricing levels for CDOs recovered modestly during the first quarter of 2004 due to an increase in demand for these asset types, driven by improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields. The increase in pricing levels for credit card receivables was primarily driven by improvement in collateral performance.

Impairments of ABS during the first quarter of 2003 were driven by a deterioration of collateral cash flows. CDO impairments were primarily the result of increasing default rates and lower recovery rates on the collateral. Impairments on ABS backed by credit card receivables were a result of issuers extending credit to sub-prime borrowers and the higher default rates on these loans.

CORPORATE -- The decline in corporate bankruptcies and improvement in general economic conditions have contributed to lower corporate impairment levels in the first quarter of 2004 compared to the first quarter of 2003.

A significant portion of corporate impairments during the quarter ended March 31, 2003 was the result of one consumer non-cyclical issuer in the healthcare industry stemming from its decline in value due to accounting fraud, and one communications sector issuer in the cable television industry due to deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Additional impairments were incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, as a result of a decline in airline travel.

OTHER -- Other-than-temporary impairments were also recorded in the first quarter of 2003 on various diversified mutual funds and preferred stock investments.

In addition to the impairments described above, fixed maturity and equity securities were sold during the quarters ended March 31, 2004 and 2003 at total gross losses of $17 and $39, respectively. No single security was sold at a loss in excess of $5 and $8 during the quarters ended March 31, 2004 and 2003, respectively.

INVESTMENT CREDIT RISK

Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of The Hartford's Board of Directors.

Please refer to the Investment Credit Risk section of the MD&A in Hartford Life's 2003 Form 10-K Annual Report for a description of the Company's objectives, policies and strategies, including the use of derivative instruments.

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

The following table identifies fixed maturity securities by type, as of March 31, 2004 and December 31, 2003.

                            FIXED MATURITIES BY TYPE

                                                    MARCH 31, 2004
                              ---------------------------------------------------------------
                                                                                     PERCENT
                                                                                       OF
                                                                                      TOTAL
                              AMORTIZED    UNREALIZED   UNREALIZED       FAIR         FAIR
                                 COST        GAINS        LOSSES         VALUE        VALUE
                              ----------   ----------   ----------    ----------   ----------
ABS                           $    5,306   $      125   $      (66)   $    5,365         10.8%
CMBS                               8,262          566          (11)        8,817         17.8%
Collateralized mortgage
  obligation ("CMO")                 849           18           (1)          866          1.7%
Corporate
   Basic industry                  2,572          223           (4)        2,791          5.6%
   Capital goods                   1,590          143           (2)        1,731          3.5%
   Consumer cyclical               2,518          208           (2)        2,724          5.5%
   Consumer non-cyclical           2,570          247           (4)        2,813          5.7%
   Energy                          1,475          158           --         1,633          3.3%
   Financial services              5,882          538          (23)        6,397         12.9%
   Technology and
     communications                3,796          431           (6)        4,221          8.5%
   Transportation                    594           52           (2)          644          1.3%
   Utilities                       2,115          208           (7)        2,316          4.7%
   Other                             649           46           --           695          1.4%
Government/Government
 agencies
   Foreign                           665           80           (1)          744          1.5%
   United States                   1,016           32           --         1,048          2.1%
MBS - agency                       1,828           43           --         1,871          3.8%
Municipal
   Taxable                           517           25           (6)          536          1.1%
   Tax-exempt                      2,053          186           (1)        2,238          4.5%
Redeemable preferred stock            46            1           --            47          0.1%
Short-term                         2,083           --           --         2,083          4.2%
                              ----------   ----------   ----------    ----------        -----
TOTAL FIXED MATURITIES        $   46,386   $    3,330   $     (136)   $   49,580        100.0%
                              ==========   ==========   ==========    ==========        =====
Total general account fixed
 maturities
Total guaranteed separate
 account fixed maturities
 [1]

                                                      DECEMBER 31, 2003
                              ----------------------------------------------------------------
                                                                                    PERCENT OF
                              AMORTIZED     UNREALIZED   UNREALIZED       FAIR      TOTAL FAIR
                                 COST          GAINS       LOSSES         VALUE       VALUE
                              ----------    ----------   ----------    ----------   ----------
ABS                           $    5,397    $      113   $     (101)   $    5,409       11.0%
CMBS                               7,757           432          (21)        8,168       16.6%
Collateralized mortgage
  obligation ("CMO")               1,023            15           (3)        1,035        2.1%
Corporate
   Basic industry                  2,985           223           (9)        3,199        6.5%
   Capital goods                   1,422           104           (6)        1,520        3.1%
   Consumer cyclical               2,406           160           (7)        2,559        5.2%
   Consumer non-cyclical           2,779           199          (10)        2,968        6.0%
   Energy                          1,499           119           (5)        1,613        3.3%
   Financial services              5,742           416          (28)        6,130       12.5%
   Technology and
     communications                3,682           375          (10)        4,047        8.2%
   Transportation                    632            43           (3)          672        1.4%
   Utilities                       2,077           179          (11)        2,245        4.6%
   Other                             575            26           (1)          600        1.2%
Government/Government
 agencies
   Foreign                           866            87           (1)          952        1.9%
   United States                   1,100            30           (4)        1,126        2.3%
MBS - agency                       2,145            32           (2)        2,175        4.4%
Municipal
   Taxable                           401            14           (7)          408        0.8%
   Tax-exempt                      1,850           168           (1)        2,017        4.1%
Redeemable preferred stock            32             1           --            33        0.1%
Short-term                         2,319             2           --         2,321        4.7%
                              ----------    ----------   ----------    ----------      -----
TOTAL FIXED MATURITIES        $   46,689    $    2,738   $     (230)   $   49,197      100.0%
                              ==========    ==========   ==========    ==========      =====
Total general account fixed
 maturities                   $   35,569    $    2,051   $     (158)   $   37,462       76.1%
Total guaranteed separate
 account fixed maturities
  [1]                         $   11,120    $      687   $      (72)   $   11,735       23.9%

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The Company's fixed maturity gross unrealized gains and losses have improved by $592 and $94, respectively, from December 31, 2003 to March 31, 2004, primarily due to a decline in long-term interest rates and, to a lesser extent, credit spread tightening associated with ABS, partially offset by sales of securities in a gain position. During the quarter ended March 31, 2004, the ten year U.S. treasury rate declined approximately 40 basis points since December 31, 2003, largely due to disappointing new job creation and a capacity utilization percentage. The Company expects U.S. fiscal and monetary policy to remain stimulative until inflationary pressures return.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS, CMOs and MBS-agency. CMBS increased as a result of a tactical decision to increase the Company's investment in the asset class due to its stable spreads, high quality and attractive yields. The decrease in CMO and MBS-agency holdings was the result of an effort to reduce exposure to prepayment risk resulting from the decline in interest rates during the first quarter of 2004.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality, as of March 31, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                       FIXED MATURITIES BY CREDIT QUALITY

                                                             MARCH 31, 2004                         DECEMBER 31, 2003
                                                  ------------------------------------    ------------------------------------
                                                                            PERCENT OF                              PERCENT OF
                                                  AMORTIZED                 TOTAL FAIR    AMORTIZED                 TOTAL FAIR
                                                     COST      FAIR VALUE     VALUE          COST      FAIR VALUE      VALUE
                                                  ----------   ----------   ----------    ----------   ----------   ----------
United States Government/Government agencies      $    3,767   $    3,860          7.8%   $    4,291   $    4,361          8.9%
AAA                                                    8,543        9,058         18.3%        8,285        8,681         17.7%
AA                                                     4,413        4,719          9.4%        4,243        4,486          9.1%
A                                                     12,582       13,661         27.6%       13,015       13,901         28.3%
BBB                                                   12,878       13,920         28.1%       12,277       13,061         26.5%
BB & below                                             2,120        2,279          4.6%        2,259        2,386          4.8%
Short-term                                             2,083        2,083          4.2%        2,319        2,321          4.7%
                                                  ----------   ----------        -----    ----------   ----------        -----
TOTAL FIXED MATURITIES                            $   46,386   $   49,580        100.0%   $   46,689   $   49,197        100.0%
                                                  ==========   ==========        =====    ==========   ==========        =====
Total general account fixed maturities                                                    $   35,569   $   37,462         76.1%
Total guaranteed separate account fixed
 maturities [1]                                                                           $   11,120   $   11,735         23.9%
                                                                                          ==========   ==========        =====

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

As of March 31, 2004 and December 31, 2003, greater than 95% of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, as of March 31, 2004 and December 31, 2003.

                          BIG FIXED MATURITIES BY TYPE

                                                                   MARCH 31, 2004                        DECEMBER 31, 2003
                                                        ------------------------------------   ------------------------------------
                                                                                  PERCENT OF                             PERCENT OF
                                                        AMORTIZED                 TOTAL FAIR   AMORTIZED                 TOTAL FAIR
                                                           COST      FAIR VALUE     VALUE         COST      FAIR VALUE     VALUE
                                                        ----------   ----------   ----------   ----------   ----------   ----------
ABS                                                     $      212   $      212          9.2%  $      259   $      234          9.9%
CMBS                                                           125          132          5.8%         117          120          5.0%
Corporate
  Basic industry                                               221          235         10.2%         225          237          9.9%
  Capital goods                                                106          109          4.8%         102          106          4.4%
  Consumer cyclical                                            273          298         13.1%         264          285         11.9%
  Consumer non-cyclical                                        258          271         11.9%         311          324         13.6%
  Energy                                                        86           93          4.1%          79           87          3.6%
  Financial services                                            19           20          0.9%          12           12          0.5%
  Technology and communications                                277          326         14.3%         291          346         14.5%
  Transportation                                                25           29          1.3%          38           40          1.7%
  Utilities                                                    309          323         14.2%         369          380         16.0%
Foreign government                                             187          209          9.2%         173          195          8.2%
Other                                                           22           22          1.0%          19           20          0.8%
                                                        ----------   ----------   ----------   ----------   ----------   ----------
TOTAL FIXED MATURITIES                                  $    2,120   $    2,279        100.0%  $    2,259   $    2,386        100.0%
                                                        ==========   ==========   ==========   ==========   ==========   ==========
Total general account fixed maturities                                                         $    1,513   $    1,604         67.2%

Total guaranteed separate account fixed maturities [1]                                         $      746   $      782         32.8%
                                                                                               ==========   ==========   ==========

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

As of March 31, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of tactical decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of March 31, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

                    UNREALIZED LOSS AGING OF TOTAL SECURITIES

                                                       MARCH 31, 2004                         DECEMBER 31, 2003
                                            ------------------------------------    ------------------------------------
                                            AMORTIZED       FAIR      UNREALIZED    AMORTIZED       FAIR      UNREALIZED
                                               COST        VALUE         LOSS         COST         VALUE         LOSS
                                            ----------   ----------   ----------    ----------   ----------   ----------
Three months or less                        $    2,710   $    2,676   $      (34)   $    2,903   $    2,878   $      (25)
Greater than three months to six months            158          155           (3)        1,943        1,882          (61)
Greater than six months to nine months             742          732          (10)          265          250          (15)
Greater than nine months to twelve months          145          138           (7)          138          130           (8)
Greater than twelve months                       1,287        1,190          (97)        1,661        1,528         (133)
                                            ----------   ----------   ----------    ----------   ----------   ----------
TOTAL                                       $    5,042   $    4,891   $     (151)   $    6,910   $    6,668   $     (242)
                                            ==========   ==========   ==========    ==========   ==========   ==========
Total general account                                                               $    4,887   $    4,717   $     (170)
Total guaranteed separate accounts [1]                                              $    2,023   $    1,951   $      (72)
                                                                                    ==========   ==========   ==========

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of slightly improved pricing levels for ABS securities, a decline in long-term interest rates and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of March 31, 2004 and December 31, 2003, fixed maturities represented $136, or 90%, and $230, or 95%, of the Company's total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of March 31, 2004 or December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of March 31, 2004 and December 31, 2003, for which management's best estimate of future cash flows adversely changed during the reporting period. As of March 31, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $13 and $15, respectively. (For further discussion of the other-than-temporary impairments criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life's 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 10% and 7% of the total unrealized loss amount as of March 31, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2004 and December 31, 2003 are presented in the following table.

      TOTAL SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                       MARCH 31, 2004                            DECEMBER 31, 2003
                                        --------------------------------------------  ------------------------------------------
                                                                          PERCENT OF                                  PERCENT OF
                                                                             TOTAL                                      TOTAL
                                         AMORTIZED    FAIR    UNREALIZED  UNREALIZED  AMORTIZED   FAIR    UNREALIZED  UNREALIZED
                                           COST       VALUE      LOSS        LOSS       COST      VALUE      LOSS        LOSS
                                        ----------  --------  ----------  ----------  ---------  -------  ----------  ----------
ABS and CMBS
  Aircraft lease receivables            $      138  $     89  $     (49)     43.0%    $     163  $   108  $    (55)      35.3%
  CDOs                                          72        69         (3)      2.6%          140      120       (20)      12.8%
  Credit card receivables                       57        53         (4)      3.5%          123      111       (12)       7.7%
  Other ABS and CMBS                           577       564        (13)     11.4%          616      602       (14)       9.0%
Corporate

  Financial services                           727       693        (34)     29.8%          678      646       (32)      20.5%
  Technology and communications                 46        45         (1)      0.9%           39       37        (2)       1.3%
  Transportation                                37        36         (1)      0.9%           25       22        (3)       1.9%
  Utilities                                     99        94         (5)      4.4%           85       79        (6)       3.8%
  Other                                        287       283         (4)      3.5%          181      169       (12)       7.7%
Other securities                               134       134         --        --            14       14        --         --
                                        ----------  --------  ---------   -------     ---------  -------  --------    -------
TOTAL                                   $    2,174  $  2,060  $    (114)    100.0%    $   2,064  $ 1,908  $   (156)     100.0%
                                        ==========  ========  =========   =======     =========  =======  ========    =======
Total general accounts                                                                $   1,425  $ 1,315  $   (110)      70.5%
Total guaranteed separate accounts [1]                                                $     639  $   593  $    (46)      29.5%
                                                                                      =========  =======  ========    =======

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

The ABS securities in an unrealized loss position for six months or more as of March 31, 2004 and December 31, 2003, were primarily supported by aircraft lease receivables. As of March 31, 2004 and December 31, 2003, security types other than ABS and CMBS that were in a significant unrealized loss position for greater than six months were corporate fixed maturities primarily within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- During the first quarter of 2004, securities supported by aircraft lease receivables sustained a modest increase in value, continuing an upward trend that began in the fourth quarter of 2003. This increase is primarily due to a modest improvement on certain aircraft lease rates, driven by greater demand for aircraft as a result of increased airline travel. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. While the Company has seen modest price increases and greater liquidity in this sector during the first quarter of 2004 and fourth quarter of 2003, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

FINANCIAL SERVICES -- As of March 31, 2004, the securities in the financial services sector unrealized loss position for greater than six months were comprised of approximately 50 different securities. The securities in this category are primarily investment grade and the majority of these securities are priced at or greater than 90% of amortized cost as of March 31, 2004. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates resulting in lower expected cash flows. Unrealized loss amounts for these securities have increased during the first quarter of 2004 as interest rates have declined. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of March 31, 2004 and December 31, 2003. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of March 31, 2004 and December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized cost. (For further discussion, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life's 2003 Form 10-K Annual Report.)

The following table presents the Company's unrealized loss aging for BIG and equity securities classified as available-for-sale, as of March 31, 2004 and December 31, 2003.

               UNREALIZED LOSS AGING OF BIG AND EQUITY SECURITIES

                                                  MARCH 31, 2004               DECEMBER 31, 2003
                                           ----------------------------  ----------------------------
                                           AMORTIZED   FAIR  UNREALIZED  AMORTIZED   FAIR  UNREALIZED
                                              COST    VALUE     LOSS       COST     VALUE     LOSS
                                           ---------  -----  ----------  ---------  -----  ----------
Three months or less                       $     227  $ 220  $     (7)   $     57   $  55  $     (2)
Greater than three months to six months           12     11        (1)         91      87        (4)
Greater than six months to nine months            38     36        (2)         60      54        (6)
Greater than nine months to twelve months         56     50        (6)         18      17        (1)
Greater than twelve months                       231    197       (34)        361     302       (59)
                                           ---------  -----  --------    --------   -----  --------
TOTAL                                      $     564  $ 514  $    (50)   $    587   $ 515  $    (72)
                                           =========  =====  ========    ========   =====  ========
Total general accounts                                                   $    467   $ 411  $    (56)
Total guaranteed separate accounts [1]                                   $    120   $ 104  $    (16)
                                                                         ========   =====  ========

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

Similar to the decrease in the Unrealized Loss Aging of Total Securities table from December 31, 2003 to March 31, 2004, the decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale was primarily the result of slightly improved pricing levels for ABS securities, a decline in long-term interest rates and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of March 31, 2004 and December 31, 2003 are presented in the following table.

 BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE

                                                     MARCH 31, 2004                           DECEMBER 31, 2003
                                        ----------------------------------------  ----------------------------------------
                                                                      PERCENT OF                                PERCENT OF
                                                                         TOTAL                                     TOTAL
                                        AMORTIZED  FAIR   UNREALIZED  UNREALIZED  AMORTIZED  FAIR   UNREALIZED  UNREALIZED
                                          COST     VALUE     LOSS        LOSS       COST     VALUE     LOSS        LOSS
                                        ---------  -----  ----------  ----------  ---------  -----  ----------  ----------
ABS and CMBS
  Aircraft lease receivables            $      28  $  15  $    (13)    31.0%      $      52  $  34  $     (18)      27.3%
  CDOs                                         22     21        (1)     2.4%             42     32        (10)      15.1%
  Credit card receivables                      42     38        (4)     9.5%             45     34        (11)      16.7%
  Other ABS and CMBS                           29     23        (6)    14.2%             49     42         (7)      10.6%
Corporate
  Financial services                          113    100       (13)    31.0%            113    101        (12)      18.2%
  Transportation                               --     --        --       --               8      8         --         --
  Utilities                                    51     47        (4)     9.5%             71     65         (6)       9.1%
  Other                                        36     35        (1)     2.4%             49     47         (2)       3.0%
Other securities                                4      4        --       --              10     10         --         --
                                        ---------  -----  --------    -----       ---------  -----  ---------   --------
TOTAL                                   $     325  $ 283  $    (42)   100.0%      $     439  $ 373  $     (66)     100.0%
                                        =========  =====  ========    =====       =========  =====  =========   ========
Total general accounts                                                            $     340  $ 289  $     (51)      77.3%
Total guaranteed separate accounts [1]                                            $      99  $  84  $     (15)      22.7%
                                                                                  =========  =====  =========   ========

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting the SOP.

For a discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

MARKET RISK

Hartford Life has material exposure to both interest rate and equity market risk. The Company analyzes interest rate risk using various models including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. (For further discussion of market risk see the Capital Markets Risk Management section of MD&A in Hartford Life's 2003 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2003.

DERIVATIVE INSTRUMENTS

Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity, to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short term trading profits. (For further discussion on Hartford Life's use of derivative instruments, refer to Note 2 of Notes to Condensed Consolidated Financial Statements.)

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Retail Products Group, the Institutional Solutions Group, and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

Additionally, the Retail Products segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, The Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company maintains a liability for death benefit costs net of reinsurance, of $117 as of March 31, 2004. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Retail Products Group segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of March 31, 2004 is $10.5 billion. Due to the fact that 80% of this amount is reinsured, the Company's net exposure is $2.0 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition the Company offers certain variable annuity products with a GMWB rider. Declines in the equity market may increase the Company's exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East ("EAFE") Index swaps to hedge GMWB exposure to international equity markets.

The net impact of the change in value of the embedded derivative, net of the results of the hedging program, was a $2 loss before deferred policy acquisition costs and tax effects for the three months ended March 31, 2004.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate strong cash flows from each of the business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

LIQUIDITY REQUIREMENTS

The liquidity requirements of the Company have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facilities. The principal sources of operating funds are premiums and investment income, while investing cash flows originate from maturities and sales of invested assets.

The Company endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the Ratings section below for further discussion), and strong shareholder returns. As a result, the Company may from time to time raise capital from the issuance of debt or other capital securities. The issuance of debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.

Hartford Life is a holding company which relies upon operating cash flow in the form of dividends from its subsidiaries, which enables the Company to service debt, pay dividends to its parent, and pay certain business expenses.

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company ("HLA"), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which the Company's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of April 30, 2004, HLA had paid $164 to the Company and is permitted to pay up to a maximum of approximately $283 in dividends to the Company for the remainder of 2004 without prior approval from the applicable insurance commissioner.

The primary uses of funds are to pay claims, policy benefits, operating expenses and commissions and to purchase new investments. The Company has a policy of carrying a significant short-term investment position and accordingly does not anticipate selling intermediate and long-term fixed maturity investments to meet its liquidity needs. (For a discussion of the Company's investment objectives and strategies, see the Investments and Capital Markets Risk Management sections.)

SOURCES OF LIQUIDITY

Shelf Registrations

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of March 31, 2004, the Company had $1.0 billion remaining on its shelf.

Commercial Paper

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short term commercial paper notes. In addition, the Company's Japanese operation, Hartford Life Insurance KK, has a $19.2 line of credit with a Japanese bank. As of March 31, 2004, the Company had no outstanding borrowings under either facility.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes to the Company's off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company's 2003 Form 10-K Annual Report.

Capitalization

The capital structure of Hartford Life as of March 31, 2004 and December 31, 2003 consisted of debt and equity, summarized as follows:

                                                                                        March 31, 2004      December 31, 2003
                                                                                       --------------       -----------------
Short-term debt                                                                        $          200        $           505
Long-term debt [1]                                                                              1,050                  1,300
                                                                                       --------------        ---------------

   Total debt                                                                          $        1,250        $         1,805
                                                                                       --------------        ---------------
Equity excluding net unrealized gains (losses) on securities, net of tax               $        6,844        $         6,156
Net unrealized capital gains (losses) on securities, net of tax                                 1,669                    903
                                                                                       --------------        ---------------
   Total stockholder's equity                                                          $        8,513        $         7,059
                                                                                       --------------        ---------------
   Total capitalization                                                                $        9,763        $         8,864
                                                                                       --------------        ---------------
Debt to equity                                                                                     15%                    26%
Debt to capitalization                                                                             13%                    20%

[1] Includes junior subordinated debentures.

The Company's total capitalization increased $899, or 10%, as of March 31, 2004, as compared to December 31, 2003. The increase was primarily the result of an increase in stockholder's equity partially offset by a decrease in debt. The increase in stockholder's equity, excluding net unrealized gains on securities, was primarily due to capital contributions of $505 and net income of $258, partially offset by dividends of $74. Net unrealized capital gains on securities, net of tax, increased $766, or 85%, as of March 31, 2004 as compared to December 31, 2003. The increase in unrealized gains is due primarily to a decline in interest rates and credit spreads as well as to the Company's adoption of SOP 03-1, which resulted in a $292 cumulative effect on unrealized gains on securities in the first quarter of 2004 related to the reclassification of investments from separate account assets to general account assets and appreciation in the fixed maturities from lower interest rates.

DEBT

The following discussion describes the Company's debt financing activities for the first quarter of 2004.

On March 15, 2004, the Company redeemed its 7.2% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital I.

On January 30, 2004, the Company paid and settled the related party note agreements totaling $305 with The Hartford.

For additional information regarding debt, see Note 8 of Notes to Consolidated Financial Statements in Hartford Life's 2003 Form 10-K Annual Report.

DIVIDENDS

The Company declared $74 in dividends to Hartford Holdings, Inc. for the first quarter ended March 31, 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

CASH FLOWS

                                                                                         FIRST QUARTER ENDED
                                                                                               MARCH 31,
                                                                                       2004              2003
                                                                                     ---------         -------
Net Cash provided by operating activities                                            $   707           $   112
Net Cash used for investing activities                                                  (230)           (1,264)
Net Cash used for financing activities                                                  (281)            1,262
Cash - end of period                                                                     460               289

The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, net of the activity in the equity securities, held for trading purposes, and timing of the settlement of receivables and payables in the first quarter of 2004. The decrease in cash used for investing activities was due to lower purchases of investments and higher sales of investments in the first quarter of 2004 as compared to the prior year period. Net cash used for financing activities reflects net disbursements from policyholders accounts related to investment and universal life contracts, the shift in capital structure associated with debt repayments, and increased dividends to shareholders. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

EQUITY MARKETS

For a discussion of the equity markets impact to capital and liquidity, see the Capital Markets Risk Management.

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

The following table summarizes Hartford Life's significant United States member companies' financial ratings from the major independent rating organizations as of April 30, 2004:

                                                                                                     STANDARD &
                                                                      A.M. BEST        FITCH          POOR'S        MOODY'S
                                                                      ---------        -----          ------        -------
INSURANCE RATINGS
    Hartford Life Insurance Company                                       A+             AA            AA-             Aa3
    Hartford Life and Accident                                            A+             AA            AA-             Aa3
    Hartford Life Group Insurance Company                                 A+             AA            AA-              --
                                                                      ------           ----           ----          ------
    Hartford Life and Annuity                                             A+             AA            AA-             Aa3
    Hartford Life Insurance KK (Japan)                                    --             --            AA-              --
OTHER RATINGS
    Hartford Life, Inc.
        Senior debt                                                       a-              A             A-              A3
        Commercial paper                                                  --             F1            A-2             P-2
    Hartford Life, Inc.
        Capital II Trust preferred securities                            bbb             A-            BBB            Baa1
     Hartford Life Insurance Company:
       Short Term Rating                                                  --             --           A-1+             P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

CONTINGENCIES

Regulatory Developments

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. Representatives from the SEC's Office of Compliance Inspections and Examinations continue to request documents and information in connection with their ongoing compliance examination. In addition, the SEC's Division of Enforcement has commenced an investigation of the Company's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General's Office. While no such action has been initiated against the Company, it is possible that the SEC or one or more other regulatory agencies may pursue action against the Company in the future. If such an action is brought, it could have a material effect on the Company.

For further information on other contingencies, see Note 4 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2004.

Change in internal control over financial reporting

There was no change in the Company's internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC settled their intellectual property dispute with Bancorp Services, LLC ("Bancorp"). The dispute concerned, among other things, Bancorp's claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that the Company would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of an additional charge of $40, after-tax, in the third quarter of 2003, reflecting the maximum amount payable under the settlement, and in the fourth quarter of 2003, the Company paid the initial $70 of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to the Company, and on March 22, 2004, the Company paid Bancorp an additional $10 in full and final satisfaction of its obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company's results of operations.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See Exhibit Index.

(b) Reports on Form 8-K: None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARTFORD LIFE, INC.

                                        /s/  Ernest M. McNeill Jr.
                                       -------------------------------------
                                       Ernest M. McNeill Jr.
                                       Vice President and Chief Accounting
                                        Officer

May 11, 2004

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                 EXHIBITS INDEX

EXHIBIT #
---------
15.01           Deloitte & Touche LLP Letter of Awareness

31.01           Section 302 Certification of Thomas M. Marra

31.02           Section 302 Certification of Lizabeth H. Zlatkus

32.01           Section 906 Certification of Thomas M. Marra

32.02           Section 906 Certification of Lizabeth H. Zlatkus