Form 10-Q
period 2004-06-30
HARTFORD LIFE INC
filed 2004-08-12
CIK 1032204

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

For the quarterly period ended June 30, 2004

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

  Yes [ ] No[X]

As of July 31, 2004 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1)
(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                                      INDEX

                                                                       PAGE
                                                                       ----
Report of Independent Registered Public Accounting Firm                  3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income - Second Quarter
and Six Months ended June 30, 2004 and 2003                              4

Condensed Consolidated Balance Sheets - June 30, 2004
and December 31, 2003                                                    5

Condensed Consolidated Statements of Changes in
Stockholder's Equity - Six Months Ended June 30, 2004 and 2003           6

Condensed Consolidated Statements of Cash Flows - Six Months
Ended June 30, 2004 and 2003                                             7

Notes to Condensed Consolidated Financial Statements                     8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                     20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      40

ITEM 4. CONTROLS AND PROCEDURES                                         40

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                40

Signature                                                               41

Certifications                                                          44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Hartford Life, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc. and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of income for the second quarter and six months ended June 30, 2004 and 2003, and changes in stockholder's equity, and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. According, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003 and the related consolidated statements of income, changes in stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 11, 2004

PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                    SECOND QUARTER        SIX MONTHS
                                                                          ENDED              ENDED
                                                                         JUNE 30,           JUNE 30,
   (In millions) (Unaudited)                                         2004     2003      2004       2003
---------------------------------------------------------------------------------------------------------
REVENUES
Fee income and other                                               $   790   $   693   $ 1,576    $ 1,337
Earned premiums                                                        970       706     1,965      1,389
Net investment income                                                  858       504     2,059      1,007
Net realized capital gains                                              26        59       102         15
---------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                 2,644     1,962     5,702      3,748
---------------------------------------------------------------------------------------------------------

BENEFITS, CLAIMS AND EXPENSES
Benefits, claims and claim adjustment expenses                       1,531     1,086     3,408      2,169
Insurance expenses and other                                           506       373     1,020        713
Amortization of deferred policy acquisition costs and present
    value of future profits                                            233       175       466        338
Dividends to policyholders                                               8        25        21         40
Interest expense                                                        22        29        57         58
---------------------------------------------------------------------------------------------------------
       TOTAL BENEFITS, CLAIMS AND EXPENSES                           2,300     1,688     4,972      3,318
---------------------------------------------------------------------------------------------------------

       INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                                             344       274       730        430
Income tax expense                                                      89        31       194         61
---------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   255       243       536        369
Cumulative effect of accounting change, net of tax                       -         -       (23)         -
---------------------------------------------------------------------------------------------------------

       NET INCOME                                                  $   255   $   243   $   513    $   369
---------------------------------------------------------------------------------------------------------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,    DECEMBER 31,
(In millions, except for share data)                                              2004         2003
--------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
ASSETS
 Investments
 Fixed maturities, available-for-sale, at fair value (amortized cost of
     $46,445 and $35,569)                                                       $  47,807     $  37,462
 Equity securities, available-for-sale, at fair value (cost of $377 and $335)         383           357
 Equity securities, held for trading, at fair value                                 8,995             -
 Policy loans, at outstanding balance                                               2,650         2,512
 Other investments                                                                  1,229           823
-------------------------------------------------------------------------------------------------------
      Total investments                                                            61,064        41,154
 Cash                                                                                 509           265
 Premiums receivable and agents' balances                                             379           335
 Reinsurance recoverables                                                             665           604
 Deferred policy acquisition costs and present value of future profits              7,073         6,623
 Deferred income taxes                                                               (444)         (486)
 Goodwill                                                                             796           796
 Other assets                                                                       1,665         1,668
 Separate account assets                                                          130,840       136,633
-------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                            $ 202,547     $ 187,592
=======================================================================================================

LIABILITIES
 Reserve for future policy benefits                                             $  11,753     $  11,411
 Other policyholder funds                                                          46,606        26,186
 Short-term debt                                                                        -           505
 Long-term debt                                                                     1,050         1,300
 Other liabilities                                                                  4,556         4,498
 Separate account liabilities                                                     130,840       136,633
-------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                         194,805       180,533
=======================================================================================================

Commitments and Contingent Liabilities, Note 4

STOCKHOLDER'S EQUITY
 Common Stock - 1,000 shares authorized, issued and outstanding;
      par value $0.01                                                                   -             -
 Capital surplus                                                                    3,094         2,489
 Accumulated other comprehensive income
     Net unrealized capital gains on securities, net of tax
     Foreign currency translation adjustments
                                                                                      567           903
                                                                                      (44)          (43)
Total accumulated other comprehensive income                                          523           860
 Retained earnings                                                                  4,125         3,710
-------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDER'S EQUITY                                                  7,742         7,059
=======================================================================================================
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 202,547    $  187,592
=======================================================================================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

SIX MONTHS ENDED JUNE 30, 2004

                                                           ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                         ------------------------------------------
                                                               NET           NET GAIN
                                                           UNREALIZED       (LOSS) ON
                                                             CAPITAL         CASH FLOW      FOREIGN
                                                            GAINS ON          HEDGING       CURRENCY                 TOTAL
                                        COMMON  CAPITAL  SECURITIES, NET   INSTRUMENTS,   TRANSLATION  RETAINED  STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK  SURPLUS      OF TAX         NET OF TAX    ADJUSTMENTS  EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003              $    -  $ 2,489  $       928       $       (25)   $      (43)  $  3,710  $       7,059
Comprehensive income
Net income                                                                                                  513            513
                                                                                                                 -------------
Other comprehensive income, net of
  tax (1)
  Cumulative effect of accounting
     change                                                      292                                                       292
  Net change in unrealized capital
     gains (loss) on securities (2)                             (575)                                                     (575)
  Net loss on cash flow hedging
     instruments                                                                   (53)                                    (53)
                                                                                                                 -------------
  Cumulative translation adjustments                                                              (1)                       (1)
                                                                                                                 -------------
Total other comprehensive income                                                                                          (337)
                                                                                                                 -------------
    Total comprehensive income                                                                                             176
                                                                                                                 -------------
Dividends declared                                                                                          (98)           (98)
Capital contributions from parent                   605                                                                    605
------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2004              $    -  $ 3,094  $       645       $       (78)   $      (44)  $  4,125  $       7,742
==============================================================================================================================

SIX MONTHS ENDED JUNE 30, 2003

                                                           ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                         ----------------------------------------------
                                                               NET           NET GAIN
                                                           UNREALIZED       (LOSS) ON
                                                             CAPITAL         CASH FLOW      FOREIGN
                                                            GAINS ON          HEDGING       CURRENCY                 TOTAL
                                        COMMON  CAPITAL  SECURITIES, NET   INSTRUMENTS,   TRANSLATION  RETAINED  STOCKHOLDER'S
   (In millions) (Unaudited)             STOCK  SURPLUS      OF TAX         NET OF TAX    ADJUSTMENTS  EARNINGS      EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002              $    -  $ 1,970  $       621       $       126    $      (39)  $  3,010  $       5,688
Comprehensive income
Net income                                                                                                  369            369
                                                                                                                 -------------
Other comprehensive income, net of
  tax (1)
  Net change in unrealized capital                               510                                                       510
     gains on securities (2)
  Net loss on cash flow hedging
     instruments                                                                   (36)                                    (36)
                                                                                                                 -------------
  Cumulative translation adjustments                                                               1                         1
                                                                                                                 -------------
Total other comprehensive income                                                                                           475
                                                                                                                 -------------
    Total comprehensive income                                                                                             844
                                                                                                                 -------------
Dividends declared                                                                                          (35)           (35)
------------------------------------------------------------------------------------------------------------------------------
    BALANCE, JUNE 30, 2003              $    -  $ 1,970  $     1,131       $        90    $      (38)  $  3,344  $       6,497
==============================================================================================================================

(1) Unrealized (loss) gain on securities is net of tax (benefit) provision and other items of $(310) and $275 for the six months ended June 30, 2004 and 2003, respectively. Net (loss) on cash flow hedging instruments is net of tax (benefit) of $(29) and $(19) for the six months ended June 30, 2004 and 2003. There is no tax effect on cumulative translation adjustments.

(2) Net of reclassification adjustment for gains (losses) realized in net income of $44 and $(17) for the six months ended June 30, 2004 and 2003, respectively.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                ------------------
(In millions) (Unaudited)                                                                         2004      2003
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                                   $   513    $   369
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net realized capital gains                                                                      (102)       (15)
   Cumulative effect of adoption of SOP 03-1                                                         23
   Amortization of deferred policy acquisition costs and present value of future profits            466        338
   Additions to deferred policy acquisition costs and present value of future profits              (971)      (728)
   Amortization of sales inducements                                                                 12         30
   Additions to deferred sales inducements                                                          (63)       (66)
   Depreciation and amortization                                                                     61         72
   (Increase) decrease in premiums receivable and agents' balances                                  (44)        16
   Increase in receivables                                                                         (209)       (22)
   Decrease in accrued liabilities and payables                                                    (136)       (20)
   (Decrease) increase in other liabilities                                                        (130)       276
   Decrease in accrued taxes                                                                         (2)       (27)
   Change in deferred income taxes                                                                  560         34
   Increase in liabilities for future policy benefits                                               342        345
   Net increase in equity securities, held for trading                                           (2,759)         -
   Net receipts from investment contracts credited to policyholder accounts associated
     with equity securities, held for trading                                                     3,072          -
   Decrease (increase) in reinsurance recoverables                                                   61        (18)
   Decrease (increase) in other assets                                                              283       (254)
------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     977        330
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Purchases of fixed maturity and equity security investments, available-for-sale               (7,909)    (7,769)
   Sales of fixed maturity and equity security investments, available-for-sale                    5,585      3,192
   Maturity of fixed maturity and equity security  investments, available-for-sale                2,131      1,833
   Purchase price adjustment of Business/Affiliate                                                  (58)         -
   Other                                                                                            (13)        (3)
------------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                                       (264)    (2,747)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Capital contributions                                                                            605          -
   Proceeds from issuance of long-term debt                                                                    150
   Repayment of short-term debt                                                                    (505)         -
   Repayment of company obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely parent junior subordinated debentures                                    (250)         -
   Dividends paid                                                                                   (91)       (34)
   Net receipts (disbursements) from investment and universal life-type contracts credited to
     policyholder accounts                                                                         (227)     2,313
------------------------------------------------------------------------------------------------------------------
      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                         (468)     2,429
------------------------------------------------------------------------------------------------------------------
   Net increase in cash                                                                             245         12
   Impact of foreign exchange                                                                        (1)        (1)
------------------------------------------------------------------------------------------------------------------
   Cash - beginning of period                                                                       265        179
------------------------------------------------------------------------------------------------------------------
      CASH - END OF PERIOD                                                                      $   509    $   190
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
NET CASH PAID DURING THE PERIOD FOR
Income taxes                                                                                    $    21    $    20
Interest                                                                                        $    55    $    56

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions, unless otherwise stated)
                                   (Unaudited)

1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries ("Hartford Life" or the "Company"), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits insurance products to both individual and business customers in the United States and internationally.
Hartford Life, Inc. is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. ("The Hartford").

On December 31, 2003, the Company acquired the group life and accident, and short-term and long-term disability business of CNA Financial Corporation. Accordingly, the Company's results of operations for the quarter and six months ended June 30, 2004 reflect the inclusion of this business. For further discussion of the CNA Financial Corporation acquisition, see Note 6 of these Notes to Condensed Consolidated Financial Statements and Note 17 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America, which differ materially from the accounting prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life and its wholly-owned as well as controlled majority owned subsidiaries. Subsidiaries in which the Company has at least 20% interest, but less than a majority ownership interest, are reported using the equity method. All intercompany material transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

The accompanying condensed, consolidated financial statements and notes as of June 30, 2004, and for the second quarter and six months ended June 30, 2004 and 2003 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life's 2003 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

INVESTMENTS

As discussed in Note 4 below, on January 1, 2004 the Company reclassified certain separate account assets to the general account and classified a portion of these assets as trading securities. Trading securities are recorded at fair value with subsequent changes in fair value recognized in net investment income.

STOCK-BASED COMPENSATION

In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The fair value of these awards will be recognized over the awards' vesting period, generally 3 years. Hartford Life's employees are included in The Hartford's stock-based compensation plans, the allocated expense associated with stock-based compensation for the second quarters ending June 30, 2004 and 2003, was immaterial. Prior to January 1, 2004, The Hartford used the Black-Scholes model to estimate the fair value of The Hartford's stock-based compensation. For all awards granted or modified on or after January 1, 2004, The Hartford used a binomial option-pricing model that incorporates the possibility of early exercise of options into the valuation. The binomial model also incorporates The Hartford's historical forfeiture and exercise experience to determine the option value. For these reasons, The Hartford believes the binomial model provides a fair value that is more representative of actual historical experience than the value calculated under the Black-Scholes model.

All stock-based awards granted or modified prior to January 1, 2003, continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Issued to Employees". Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award's intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date. The expense related to stock-based employee compensation, including non-option plans, included in the determination of net income for the second quarters and six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. (For further discussion of the stock compensation plans, see Note 10 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.)

ADOPTION OF NEW ACCOUNTING STANDARDS

FSP 97-1

In June 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments ("SFAS No. 97"), Permit or Require Accrual of an Unearned Revenue Liability." The implementation of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. This FSP clarifies that SFAS No. 97 is clear in its intent and language; it is appropriate to recognize an unearned revenue liability for amounts that have been assessed to compensate the insurer for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in the FSP is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of this FSP is not expected to have a material impact on the Company's consolidated financial condition or results of operations. (For further discussion of SOP 03-1, see Note 3.)

SOP 03-1

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-1. SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:

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

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts:

                                          Net       Other
                                        Income  Comprehensive
   Cumulative Effect of Adoption        (Loss)  Income (Loss)
-------------------------------------------------------------
Establishing GMDB and other
   benefit reserves for annuity
   contracts                           $  (54)     $   --
Reclassifying certain separate
   accounts to general accounts            30         294
Other                                       1          (2)
-------------------------------------------------------------
Total cumulative effect of adoption    $  (23)     $  292
=============================================================

With the adoption of SOP 03-1, certain annuity products were accounted for in the general account, including reporting of the spreads on the Company's MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. This change in accounting resulted in increases of $299 and $948 in net investment income and increases of $250 and $854 in benefits, claims and claim adjustment expenses for the second quarter and six months ended June 30, 2004, respectively.

FUTURE ADOPTION OF NEW ACCOUNTING STANDARDS

EITF 02-14

In July 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock If the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee". The EITF concluded that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The EITF defined in-substance common stock as an investment that has risk and reward characteristics that are substantially similar to common stock.

EITF 02-14 is effective for reporting periods beginning after September 15, 2004. For investments that are in-substance common stock but that were not accounted for under the equity method prior to the consensus, the effect of adoption should be reported as a change in accounting principle. For investments that are not common stock or in-substance common stock but that were accounted for under the equity method of accounting prior to the consensus, the equity method of accounting should be discontinued prospectively from the date of adoption and the investor should evaluate whether the investment should be prospectively accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" or the cost method under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

FSP 106-2

In May 2004, the FASB issued FSP FAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduces (1) a prescription drug benefit under Medicare and (2) a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D. The FASB concluded that the subsidy should be treated as an actuarial gain pursuant to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". FSP 106-2 is effective for the first interim period or annual period beginning after June 15, 2004. If the effect of the Act is not considered a significant event, the effects of the Act should be incorporated in the next measurement of plan assets and obligations. The Hartford has determined that it will be entitled to the subsidy. The Hartford does not consider the impact of adoption of the Act to have a significant impact on net periodic postretirement benefit cost or accumulated postretirement benefit obligation and will include the effects of the Act in the Hartford's next scheduled re-measurement, January 1, 2005. Hartford Life's employees are included in The Hartford's postretirement benefits plan, and as such, the postretirement benefits expenses are allocated to the Company by The Hartford.

EITF 03-1

In March 2004, the EITF reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer". EITF 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue 99-20, "Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets", however, investors will be required to determine if a security is other-than-temporarily impaired under EITF 03-1 if the security is determined not to be impaired under EITF 99-20. The disclosure provisions of EITF 03-1 adopted by the Company effective December 31, 2003 and included in Note 3 of the Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report will prospectively include securities subject to EITF 99-20.

In addition to the disclosure requirements adopted by the Company effective December 31, 2003, the final consensus of EITF 03-1 included additional disclosure requirements that are effective for fiscal years ending after June 15, 2004. The impairment evaluation and recognition guidance in EITF 03-1 will be applied prospectively for all relevant current and future investments, effective in reporting periods beginning after June 15, 2004. The Company continues to assess the impact of the impairment evaluation and recognition guidance in EITF 03-1 on the Company's consolidated financial condition and results of operations. While certain provisions of EITF 03-1 require significant judgment by management, the Company currently believes the most significant area of potential impact will be related to certain asset-backed securities supported by aircraft lease receivables that are currently accounted for under EITF 99-20. The Company's gross unrealized loss related to these securities as of June 30, 2004 was approximately $56. The ultimate impairment recognized upon the adoption of EITF 03-1, if any, will depend on market conditions and management's intent and ability to hold securities with unrealized losses at the time of impairment evaluation.

EITF 03-16

In March 2004, the EITF reached a final consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies". EITF 03-16 will require investors in limited liability corporations that have specific ownership accounts to follow the equity method for investments that are more than minor (e.g. greater than 3% ownership interest) as prescribed in SOP 78-9, "Accounting for Investments in Real Estate Ventures", and EITF Topic No. D-46, "Accounting for Limited Partnership Investments". Investors that do not have specific ownership accounts or minor ownership interests should follow the significant influence model prescribed in APB Opinion No. 18 for corporate investments. EITF 03-16 excludes securities that are required to be accounted for as debt securities based on the guidance in paragraph 14 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and EITF 99-20. EITF 03-16 is effective for quarters beginning after June 15, 2004 and should be applied as a change in accounting principle. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

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

The Company's derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company's use of derivative instruments, see Notes 2 and 3 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2004 and December 31, 2003. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

                                                         June 30, 2004            December 31, 2003
                                                    ----------------------     -----------------------
                                                    Notional                   Notional
                                                     Amount     Fair Value      Amount      Fair Value
------------------------------------------------------------------------------------------------------
Cash flow hedge                                      $ 6,042      $  (227)      $ 3,285      $   (58)
Fair value hedge                                         283          (10)          206           (5)
Net investment hedge                                     200           --           200           (4)
Other investment and risk management activities       37,397           86        29,927           21
------------------------------------------------------------------------------------------------------
  TOTAL                                              $43,922      $  (151)      $33,618      $   (46)
======================================================================================================

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit ("GMWB") product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the rise in interest rates during the second quarter of 2004, and by derivatives transferred to the general account pursuant to the adoption of SOP 03-1, partially offset by the increase in derivatives associated with GMWB.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively. As of June 30, 2004, $22 of the derivatives were reported in other investments, $103 in other liabilities, and $5 of embedded derivatives in fixed maturities in the condensed consolidated balance sheets. Management's objective with regard to the reclassified derivatives along with the notional amount and net fair value as of June 30, 2004 are as follows:

                                                                                                           NOTIONAL
HEDGING STRATEGY                                                                                            AMOUNT    FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES
   Interest rate swaps - Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates.  These derivatives are predominantly used
   to better match cash receipts from assets with cash disbursements required to fund liabilities.        $   1,596   $       18
   Foreign currency swaps - Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars.  The foreign fixed maturities are primarily denominated in Euros and are swapped to minimize cash flow
   fluctuations due to changes in currency rates.                                                               413         (103)
FAIR VALUE HEDGES
   Interest rate caps and floors - Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company's
   variable-rate fixed maturity investments.                                                                    111           (2)
OTHER INVESTMENT AND RISK MANAGEMENT ACTIVITIES
   Credit default and total return swaps - The Company enters into swap agreements in which the Company assumes credit exposure or reduces credit exposure from an individual entity, referenced index or
   asset pool.                                                                                                  444           --
   Interest rate swaps - The Company uses interest rate swaps to manage interest rate risk.                     250           16
   Options - The Company writes option contracts for a premium to monetize the option embedded in
   certain of its fixed maturity investments.                                                                   162           --
   Foreign currency swaps - The Company enters into foreign currency swaps to hedge the foreign
   currency exposures in certain of its foreign fixed maturity investments.                                      45           (5)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                     $   3,021   $      (76)
================================================================================================================================

In addition to the derivatives transferred to the general account as a result of the adoption of SOP 03-1, during the first quarter of 2004, the Company entered into a series of interest rate swap agreements with a combined notional value of $350 to hedge a portion of the Company's floating rate guaranteed investment contracts. These swaps have been designated as cash flow hedges, with the objective of hedging changes in the benchmark interest rate (LIBOR), and were structured to offset the payments associated with the guaranteed investment contracts. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $350 and $13, respectively.

During the six months ended June 30, 2004, the Company entered into credit default swap agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $534 and less than $1, respectively.

During the second quarter of 2004, the Company also entered into a series of forward starting swap agreements to hedge interest rate exposure on anticipated fixed-rate asset purchases and anticipated variable cash flows on floating rate assets due to changes in the benchmark interest rate (LIBOR). These swaps have been designated as cash flow hedges and were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products. As of June 30, 2004, the notional amount and net fair value of these swaps totaled $720 and $(22), respectively.

Periodically the Company enters into interest rate swap agreements to terminate existing swaps in hedging relationships, thereby offsetting the prospective changes in value in the original swap. During the second quarter of 2004, the Company cash settled both the original and offsetting swap agreements, resulting in a reduction in notional amount of approximately $3.2 billion from December 31, 2003. No net realized gain or loss was recorded as a result of the settlement.

The Company offers certain variable annuity products with a GMWB rider. As of June 30, 2004 and December 31, 2003, $12.5 billion, or 53%, and $6.2 billion, or 36%, respectively, of account value with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor's ("S&P") 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East ("EAFE") Index swaps to hedge GMWB exposure to international equity markets.

The total notional amount of derivative contracts purchased to hedge the GMWB exposure, as of June 30, 2004 and December 31, 2003, was $1.9 billion and $544, respectively, and net fair value was $79 and $21, respectively. For the second quarter and six months ended June 30, 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges, the net effect of which was a gain of $6 and $4, respectively, before deferred policy acquisition costs and tax effects.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

                                    June 30, 2004         December 31, 2003
                              -----------------------  -----------------------
                                            Liability                Liability
                              Asset Values   Values    Asset Values   Values
------------------------------------------------------------------------------
Other investments             $        142  $       -  $        178  $       -
Reinsurance recoverables                 -         81             -         89
Other policyholder funds               125          -           115          -
Fixed maturities                         5          -             7          -
Other liabilities                        -        342             -        257
------------------------------------------------------------------------------
  TOTAL                       $        272  $     423  $        300  $     346
==============================================================================

For the second quarter and six months ended June 30, 2004 and 2003, the Company's gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1, with the net impact reported as net realized capital gains and losses. For the second quarter and six months ended June 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $3, after-tax, primarily associated with interest rate swap hedges, in net realized capital gains and losses. For the second quarter and six months ended June 30, 2003, the cash flow hedge ineffectiveness was less than $1.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including the periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the second quarter and six months ended June 30, 2004, the Company recognized an after-tax net gain of $14 and $21, respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the second quarter and six months ended June 30, 2003, the after-tax net gain was $1 and $5, respectively.

As of June 30, 2004, the after-tax deferred net gains on derivative instruments in accumulated other comprehensive income ("AOCI") that are expected to be reclassified to earnings during the next twelve months are $11. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains or losses as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate fixed maturities) is twenty-four months. For the second quarter and six months ended June 30, 2004 and 2003, there were no reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of net gain (loss) included in the foreign currency cumulative translation adjustment associated with the net investment hedge was less than $1 and $(3) as of June 30, 2004 and December 31, 2003, respectively.

3. DEATH BENEFITS AND OTHER INSURANCE BENEFIT FEATURES

The Company sells variable annuity contracts, through separate accounts, that offer various guaranteed death benefits. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and other benefits sold with variable annuity products of $225 and a related reinsurance recoverable asset of $108. As of June 30, 2004, the liability from GMDB and other benefits sold with variable annuity products was $212 with a related reinsurance recoverable asset of $92. The net GMDB liability is established by estimating the expected value of net reinsurance costs and net death benefits in excess of the projected account balance and recognizing the excess death benefits and net reinsurance costs ratably over the accumulation period based on total expected assessments. The determination of the GMDB liability and related reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The assumptions used are consistent with those used in determining estimated gross profits for purposes of amortizing deferred acquisition costs.

The following table provides details concerning GMDB exposure for the Retail Products Group which comprises substantially all of the GMDB exposure:

BREAKDOWN OF VARIABLE ANNUITY ACCOUNT VALUE BY GMDB                               NET AMOUNT AT    RETAINED NET
TYPE                                                             ACCOUNT VALUE         RISK       AMOUNT AT RISK
                                                                 -------------    -------------   --------------
Maximum anniversary value (MAV) [1]
----------------------------------------------------------------------------------------------------------------
    MAV only                                                        $61,264          $ 8,299          $   913
    With 5% rollup [2]                                                4,132              672              121
    With Earnings Protection Benefit Rider (EPB) [3]                  3,974              134               40
    With 5% rollup & EPB                                              1,469              112               19
----------------------------------------------------------------------------------------------------------------
    Total MAV                                                        70,839            9,217            1,093
Asset Protection Benefit (APB) [4]                                   11,627               17               10
Ratchet [5] (5 years)                                                    43                3               --
Reset [6] (5-7 years)                                                 8,478              863              862
Return of Premium [7]/Other                                           1,517               11               11
----------------------------------------------------------------------------------------------------------------
  TOTAL                                                             $92,504          $10,111          $ 1,976
================================================================================================================

[1] MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2] Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3] EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract's growth. The contract's growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4] APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5] Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6] Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7] Return of premium: the death benefit is the greater of current account value and net premiums paid.

The Individual Life segment sells universal life-type contracts with certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording liabilities for secondary guarantees, in accordance with SOP 03-1, was not material. Currently there is diversity in industry practice and inconsistent guidance surrounding the application of SOP 03-1 to universal life-type contracts. An AICPA task force has been convened to develop guidance surrounding the methodology for determining reserves for universal life-type contracts and the related secondary guarantees. This may result in an adjustment to the cumulative effect of adopting SOP 03-1 and could impact future earnings.

4. SEPARATE ACCOUNT PRESENTATION

Hartford Life's maintains separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder. See Note 3 for a discussion of death benefit guarantees offered in variable annuity contracts sold through separate accounts. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted ("MVA") fixed annuity products and modified guarantee life insurance (primarily the Company's Compound Rate Contract ("CRC") and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder, and it therefore, does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1.

Prior to the adoption of SOP 03-1 the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of June 30, 2004, due to strong sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $9.3 billion.

5. SALES INDUCEMENTS

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon adopting SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period. Changes in deferred sales inducement activity were as follows:

                                              SECOND QUARTER ENDED  SIX MONTHS ENDED
                                                  JUNE 30, 2004      JUNE 30, 2004
                                              --------------------  ----------------
Balance, beginning of period                         $ 225               $ 198

Sales inducements deferred                              30                  63

Amortization charged to income                          (6)                (12)
                                                     -----               -----
Balance at June 30, 2004                             $ 249               $ 249
                                                     =====               =====

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and accordingly ceased all amortization of goodwill. As of June 30, 2004 and December 31, 2003, the carrying amount of goodwill for the Company's Retail Products segment was $150 and the Company's Other segment was $646.

The following table shows the Company's acquired intangible assets that continue to be subject to amortization and aggregate amortization expense. Except for goodwill, the Company has no material intangible assets with indefinite useful lives.

                                               AS OF JUNE 30, 2004               AS OF DECEMBER 31, 2003
                                           ----------------------------        ---------------------------
                                            GROSS          ACCUMULATED          GROSS          ACCUMULATED
                                           CARRYING            NET             CARRYING           NET
AMORTIZED INTANGIBLE ASSETS                 AMOUNT         AMORTIZATION         AMOUNT        AMORTIZATION
----------------------------------------------------------------------------------------------------------
Present value of future profits              $652              $135              $658              $115
----------------------------------------------------------------------------------------------------------
TOTAL                                        $652              $135              $658              $115
==========================================================================================================

Net amortization expense for the second quarter ended June 30, 2004 and 2003 was $12 and $9, respectively. Net amortization expense for the six months ended June 30, 2004 and 2003 was $20 and $14, respectively.

On December 31, 2003, the Company acquired CNA Financial Corporation's group life and accident, and short-term and long-term disability businesses for $485 in cash. The purchase price paid on December 31, 2003 was based on September 30, 2003 statutory surplus. During the second quarter of 2004, the purchase price was finalized for $543 in cash based on the actual statutory surplus at December 31, 2003. The Company continues to integrate this acquisition and obtain the information necessary to finalize the initial estimates in purchase accounting. The Company expects to finalize those initial fair value estimates within the one year allocation period, ending December 31, 2004.

The Company has agreed to offer over 40,000 London Pacific Life and Annuity Company ("London Pacific") deferred annuity customers, representing approximately $1.5 billion in account value, the opportunity to exchange to a Hartford Life Insurance Company contract in the third quarter of 2004. Hartford Life Insurance Company will also assume approximately 6,000 immediate annuities and

2,000 universal life policies from London Pacific pursuant to orders entered by the Wake County Superior Court of North Carolina. The transactions are expected to be completed in three separate blocks between July 2004 and March 2005.

Estimated future net amortization expense for the succeeding five years is as follows:

FOR THE YEAR ENDING DECEMBER 31,
-------------------------------------------------
                  2004                    $    40
                  2005                    $    34
                  2006                    $    32
                  2007                    $    30
                  2008                    $    28
-------------------------------------------------

7. COMMITMENTS AND CONTINGENCIES

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

REGULATORY DEVELOPMENTS

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC's Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC's Division of Enforcement has commenced an investigation of the Company's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

Like numerous other insurance carriers, The Hartford has received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. The Hartford is cooperating with the inquiry. Consistent with long-standing and wide-spread industry practice, The Hartford makes incentive compensation payments to brokers that may be based on the volume, growth and/or profitability of business placed with The Hartford. The Hartford expects the independent brokers with whom we work to comply with all applicable laws, including any concerning the disclosure of compensation arrangements. At this early stage, it is too soon to tell what impact, if any, the investigation will have on The Hartford.

On August 9, 2004, the Financial Services Agency, the Company's primary regulator in Japan, issued draft regulations concerning new reserving methodologies and Solvency Margin Ratio ("SMR") standards for variable annuity contracts. The draft regulations are subject to a 30 day comment period. The industry and Institute of Actuaries of Japan ("IAJ") have been consulting with the regulators on the development of the new methodologies and SMR standards. The final regulations, which may or may not reflect changes proposed by the industry, the IAJ or others during the comment period, are expected to become effective in April 2005. Although the new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, it is likely that the Company would need to provide additional capital to support its Japanese operations, which would lower the Company's return on invested capital for this business. Management is still evaluating the impact of the draft regulations on the Company's Japanese operations. At this time, it is not possible to predict the final form of any reserve methodology or SMR standard changes.

TAX MATTERS

The Company's Federal income tax returns are routinely audited by the Internal Revenue Service ("IRS"). The Company is currently under audit for the 1998-2001 tax years. Although there has been no agreement reached between the Company and the IRS at this time, the amount of tax related to the separate account dividends-received deduction ("DRD") that is under discussion for all open years could result in a benefit to the Company's financial position and future results of operations. There can be no assurances that such an agreement will be reached. (For further discussion of the Company's separate account DRD, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.) Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

8. DEBT

SHORT-TERM DEBT                             June 30, 2004      December 31, 2003
                                            ------------------------------------
Related Party Debt                          $         --          $       305
Current maturities of long-term debt                  --                  200
--------------------------------------------------------------------------------
TOTAL SHORT-TERM DEBT                       $         --          $       505
================================================================================

LONG-TERM DEBT                              June 30, 2004      December 31, 2003
--------------------------------------------------------------------------------
   7.10%   Notes, due 2007                  $        200          $       200
   7.65%   Notes, due 2027                           250                  250
   7.375%  Notes, due 2031                           400                  400
--------------------------------------------------------------------------------
   JUNIOR SUBORDINATED DEBENTURES
--------------------------------------------------------------------------------
   7.20%    Notes, due 2038                           --                  250
--------------------------------------------------------------------------------
   7.625%   Notes, due 2050                          200                  200
================================================================================
   TOTAL LONG-TERM DEBT                     $      1,050          $     1,300
================================================================================

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

On June 15, 2004, the Company received a capital contribution of $100 from The Hartford which was used, with additional available cash, to repay $200 of 6.9% senior notes at maturity.

SHELF REGISTRATION

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of June 30, 2004, HLI had $1.0 billion remaining on its shelf.

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

COMMERCIAL PAPER

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of June 30, 2004, the Company had no outstanding borrowings under the program. In addition, the Company's Japanese operation, Hartford Life Insurance KK, has a $18 line of credit with a Japanese bank. As of June 30, 2004, the Company had no outstanding borrowings under either facility.

9.  TRANSACTIONS WITH AFFILIATES

For a description of transactions with affiliates, see Note 15 of Notes to Consolidated Financial Statements included in Hartford Life's 2003 Form 10-K Annual Report.

10.  SEGMENT INFORMATION

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

                          Retail        Institutional
                         Products         Solutions         Individual          Group
JUNE 30, 2004              Group            Group              Life            Benefits            Other             Total
--------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues            $  764            $  434            $  252            $1,000            $  194            $2,644
Net income                   128                28                37                48                14               255
--------------------------------------------------------------------------------------------------------------------------

                          Retail        Institutional
                         Products         Solutions         Individual          Group
JUNE 30, 2003              Group            Group              Life            Benefits            Other             Total
--------------------------------------------------------------------------------------------------------------------------
SECOND QUARTER ENDED
Total revenues            $  533            $  470            $  240            $  638            $   81            $1,962
Net income                   121                29                36                35                22               243
--------------------------------------------------------------------------------------------------------------------------

                          Retail        Institutional
                         Products         Solutions         Individual          Group
JUNE 30, 2004              Group            Group              Life            Benefits            Other             Total
--------------------------------------------------------------------------------------------------------------------------
SIX MOINTHS ENDED
Total revenues            $1,527            $  876            $  506            $2,004            $  789            $5,702
Net income                   235                56                70                95                57               513
--------------------------------------------------------------------------------------------------------------------------

                          Retail        Institutional
                         Products         Solutions         Individual          Group
JUNE 30, 2003              Group            Group              Life            Benefits            Other             Total
--------------------------------------------------------------------------------------------------------------------------
SIX MOINTHS ENDED
Total revenues            $1,011            $  892            $  484            $1,305            $   56            $3,748
Net income (loss)            198                60                68                69               (26)              369
--------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Hartford Life, Inc. and its subsidiaries ("Hartford Life" or the "Company") as of June 30, 2004, compared with December 31, 2003, and its results of operations for the second quarter and six months ended June 30, 2004 compared with the equivalent period in 2003. This discussion should be read in conjunction with the MD&A included in the Company's 2003 Form 10-K Annual Report.

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

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

INDEX
------------------------------------------------------------------
Critical Accounting Estimates                                   20
Consolidated Results of Operations - Operating Summary          21
Retail Products Group                                           23
Institutional Solutions Group                                   24
Individual Life                                                 25
Group Benefits                                                  26
Investments                                                     26
Investment Credit Risk                                          30
Capital Markets Risk Management                                 35
Capital Resources and Liquidity                                 36
Accounting Standards                                            40

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; investments; reserves and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

DEFERRED POLICY ACQUISITION COSTS AND PRESENT VALUE OF FUTURE PROFITS

Policy acquisition costs, which include commissions and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the contracts, usually 20 years. These deferred costs, together with the present value of future profits of acquired business, are recorded as an asset commonly referred to as deferred policy acquisition costs and present value of future profits ("DAC"). At June 30, 2004 and December 31, 2003, the carrying value of the Company's Life operations' DAC was $7.1 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

The Company has developed sophisticated modeling capabilities to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of gross profits or "EGPs". This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 30% or less from June 30 levels for the balance of 2004, or 20% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved. For further discussion of these assumptions, see the Critical Accounting Estimates section of the Company's 2003 Form 10-K Annual Report under the heading "Deferred Policy Acquisition Costs and Present Value of Future Profits".

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments", and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company's EGPs was required at June 30, 2004. If the Company assumed a 9% average long-term rate of growth from June 30, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $3-$7, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $32-$35, after-tax. Assuming that such an adjustment was to have been required, the Company anticipates that there would have been immaterial impacts on its DAC amortization for the 2004 and 2005 years exclusive of the adjustment, and that there would have been positive earnings effects in later years. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders' funds in the separate accounts is invested in the equity market. As of June 30, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

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

                                                                          SECOND QUARTER ENDED             SIX MONTHS
                                                                                JUNE 30,                     JUNE 30,
                                                                       --------------------------------------------------------
OPERATING SUMMARY                                                       2004     2003    CHANGE     2004      2003       CHANGE
-------------------------------------------------------------------------------------------------------------------------------
Earned premiums                                                       $  970   $  706       37%   $  1,965  $  1,389       42%
Fee income                                                               790      656       20%      1,576     1,273       24%
Net investment income[1]                                                 858      504       70%      2,059     1,007      104%
Other revenue                                                              -       37     (100%)         -        64     (100%)
Net realized capital gains (losses)                                       26       59      (56%)       102        15       NM
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                      2,644    1,962       35%      5,702     3,748       52%
-------------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses [1]                     1,531    1,086       41%      3,408     2,169       57%
  Amortization of deferred policy acquisition costs and
    present value of future profits                                      233      175       33%        466       338       38%
Insurance operating costs and expenses                                   514      398       29%      1,041       753       38%
Interest expense                                                          22       29      (24%)        57        58       (2%)
-------------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                 2,300    1,688       36%      4,972     3,318       50%
-------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                                   344      274       26%        730       430       70%
Income tax expense                                                        89       31      187%        194        61       NM
-------------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  255      243        5%        536       369       45%

Cumulative effect of accounting change, net of tax [2]                    --       --       --         (23)       --       NM
-------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                         $  255   $  243        5%   $    513  $    369       39%
-------------------------------------------------------------------------------------------------------------------------------

[1] With the adoption of SOP 03-1, certain annuity products were required to be accounted for in the general account. This change in accounting resulted in increases of $299 and $948 in net investment income and increases of $250 and $854 in benefits, claims and claim adjustment expenses for the second quarter and six months ended June 30, 2004, respectively.

[2] For the six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

The Company defines "NM" as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company's net income increased for the second quarter of 2004 compared to 2003 due primarily to net income increases in Group Benefits, Retail and international operations, partially offset by lower realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) Net income in the Group Benefits segment increased due to earned premiums and net investment income growth, primarily resulting from the Company's acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation ("CNA Acquisition"). Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted ("MVA") fixed annuities due to the adoption of SOP 03-1. Net income for the international operations, which is included in the other category, increased over the comparable prior year period primarily driven by the increase in assets under management of the Japan annuity business. Japan's assets under management have grown to $9.3 billion at June 30, 2004 from $3.1 billion at June 30, 2003.

For the six months ended June 30, 2004 compared to 2003, net income increased primarily due to higher net realized capital gains, higher net income in the Retail segment, Group Benefits segment and international operations as discussed in the previous paragraph. Partially offsetting the positive earnings drivers for the six months ended June 30, 2004 was the cumulative effect of the accounting change from the Company's adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company's financial statements, including reporting of the spreads on the Company's MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company's adoption of SOP 03-1 see Note 1 of Notes to Condensed Consolidated Financial Statements).

RETAIL PRODUCTS GROUP

OPERATING SUMMARY                                                       SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                       ------------------------------------------------------
                                                                        2004    2003   CHANGE     2004      2003       CHANGE
-----------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                   $ 513   $ 401      28%   $  1,019  $    765       33%
Earned premiums                                                          (17)      1      NM         (31)       (8)      NM
Net investment income                                                    266     128     108%        538       245      120%
Net realized capital gains                                                 2       3     (33%)         1         9      (89%)
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                        764     533      43%      1,527     1,011       51%
-----------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                           259     153      69%        516       300       72%
Amortization of deferred policy acquisition costs
     and present value of future profits                                 160     114      40%        327       217       51%
Insurance operating costs and other expenses                             180     149      21%        355       281       26%
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                   599     416      44%      1,198       798       50%
-----------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                                  165     117      41%        329       213       54%
Income tax expense (benefit)                                              37      (4)     NM          75        15       NM
-----------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                  128     121       6%        254       198       28%
Cumulative effect of accounting change, net of tax [1]                    --      --      --         (19)       --       NM
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 128   $ 121       6%   $    235  $    198       19%
=============================================================================================================================

                                                                         JUNE 30,    JUNE 30,
                                                                           2004        2003          CHANGE
-----------------------------------------------------------------------------------------------------------
Individual variable annuity account values                               $ 92,504    $ 73,748          25%
Other individual annuity account values                                    11,372      10,587           7%
401K and Specialty products account values                                  5,588       3,720          50%
-----------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES [2]                                                109,464      88,055          24%
Mutual fund assets under management                                        23,897      17,012          40%
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS UNDER MANAGEMENT                                            $133,361    $105,067          27%
-----------------------------------------------------------------------------------------------------------
S&P 500 INDEX VALUE AT END OF PERIOD                                        1,141         975          17%
===========================================================================================================

[1] For the six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased for the second quarter and six months ended June 30, 2004, principally driven by significant growth in the assets under management within the variable annuity and mutual fund businesses. The Company uses assets under management as an internal performance measure. Relative profitability of the Retail segment is highly correlated to the growth in assets under management since the segment generally earns fee income on a daily basis on its assets under management. Assets under management are driven by the performance of the equity markets and net flows. Net flows are comprised of new sales less surrenders, death benefits and annuitizations of variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers.

Fee income generated by the variable annuity operation increased, as average account values were higher in the second quarter and six months ended June 30, 2004 compared to the respective prior year periods. The increase in average account values can be attributed to equity market growth of $11.0 billion and net flows of $7.8 billion over the past four quarters. The Company uses the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios, more specifically the average daily value of the S&P 500, which rose by approximately 17% from June 30, 2003 to June 30, 2004. Another contributing factor to the increase in fee income was the mutual fund business. Mutual fund assets under management increased 40% principally due to equity market growth of $3.4 billion and net sales of $3.2 billion over the past four quarters.

Partially offsetting the positive earnings drivers discussed above was a decrease in net income in the individual fixed annuity business, higher amortization of deferred policy acquisition costs, and higher income tax expense. The decrease in the individual fixed annuity business was attributed to a lower investment spread from the market value adjusted fixed annuity product for the second quarter and six months ended June 30, 2004 as compared to the comparable prior year periods. In addition, with the adoption of SOP 03-1, the Company includes the investment return from the product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses line in the income statement rather than reporting the net spread in fee income and other. Additionally, the ratio of DAC amortization to gross profits for the individual annuity business (defined as amortization of deferred policy acquisition costs as a percentage of income before taxes and amortization of deferred policy acquisition costs) was slightly higher for the second quarter and six months ended June 30, 2004 as compared to the comparable prior year periods, which resulted in lower net income. Income tax expense was higher for the second quarter and the six months ended June 30, 2004 due primarily to higher income earned by the segment and the $20 tax benefit recorded in the second quarter of 2003 related to the change in estimate of the dividends received deduction reported during 2002. In addition, partially offsetting the earnings growth for the six months ended June 30, 2004 compared to the prior year period was the cumulative effect of the accounting change from the Company's adoption of the SOP 03-1 recorded in the first quarter of 2004.

INSTITUTIONAL SOLUTIONS GROUP

                                                                        SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                       ------------------------------------------------------
OPERATING SUMMARY                                                       2004   2003    CHANGE     2004      2003       CHANGE
-----------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                   $  76   $ 79       (4%)  $    150  $    156       (4%)
Earned premiums                                                           95    142      (33%)       204       242      (16%)
Net investment income                                                    262    244        7%        519       488        6%
Net realized capital gains                                                 1      5      (80%)         3         6      (50%)
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                        434    470       (8%)       876       892       (2%)
-----------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                           357    374       (5%)       712       709       --
Amortization of deferred policy acquisition costs
     and present value of future profits                                  10      7       43%         19        13       46%
Insurance operating costs and other expenses                              27     48      (44%)        64        84      (24%)
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                   394    429       (8%)       795       806       (1%)
-----------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                                   40     41       (2%)        81        86       (6%)
Income tax expense                                                        12     12       --          24        26       (8%)
-----------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   28     29       (3%)        57        60       (5%)
Cumulative effect of accounting change, net of tax [1]                    --     --       --          (1)       --       --
-----------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                          $  28   $ 29       (3%)  $     56  $     60       (7%)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   JUNE 30,   JUNE 30,
                                                                                     2004      2003         CHANGE
------------------------------------------------------------------------------------------------------------------
Institutional account values                                                       $13,377    $11,224         19%
Governmental account values                                                          9,445      7,811         21%
Private Placement Life Insurance account values
  Variable products                                                                 21,592     20,326          6%
  Leveraged COLI                                                                     2,508      3,137        (20%)
------------------------------------------------------------------------------------------------------------------
  TOTAL ACCOUNT VALUES [2]                                                          46,922     42,498         10%
Mutual fund assets under management                                                  1,272        850         50%
------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS UNDER MANAGEMENT                                                    $48,194    $43,348         11%
==================================================================================================================

[1] For the six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

[2] Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income for the second quarter and six months ended June 30, 2004 decreased as a result of lower income from the institutional business, which includes structured settlements and institutional annuities, and the private placement life insurance business. Lower net income in the institutional business was due primarily to lower spread income as a result of the lower interest rates and slightly higher insurance operating costs for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. In addition, the institutional business contributed lower earnings for the six months ended June 30, 2004 compared to the same period in 2003 due to favorable mortality experience in 2003. Private placement life insurance also experienced lower net income for the second quarter and six months ended June 30, 2004 primarily as a result of lower revenues earned due to the 20% decline in leveraged COLI account values, which resulted from surrenders that occurred in 2003. Partially offsetting these declines was higher income from the governmental business for the second quarter and six months ended June 30, 2004. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the second quarter of 2003.

INDIVIDUAL LIFE

                                                                        SECOND QUARTER ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                       ------------------------------------------------------
OPERATING SUMMARY                                                       2004   2003    CHANGE     2004      2003       CHANGE
-----------------------------------------------------------------------------------------------------------------------------
Fee income and other                                                   $ 181   $184       (2%)  $    367  $    366       --%
Earned premiums                                                           (5)    (6)      17%        (10)      (10)      --%
Net investment income                                                     76     63       21%        149       129       16%
Net realized capital gains/(losses)                                       --     (1)     100%         --        (1)     100%
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                        252    240        5%        506       484        5%
-----------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                           120    108       11%        245       220       11%
Amortization of deferred policy acquisition costs and
 present value of future profits                                          40     43       (7%)        79        89      (11%)
Insurance operating costs and other expenses                              39     39       --          79        78        1%
-----------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                                   199    190        5%        403       387        4%
-----------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                                   53     50        6%        103        97        6%
Income tax expense                                                        16     14       14%         32        29       10%
-----------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   37     36        3%         71        68        4%
-----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change, net of tax [1]                    --     --       --          (1)       --       NM%
-----------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                          $  37   $ 36        3%   $     70  $     68        3%
=============================================================================================================================
Variable life account values                                                                    $  4,934  $  4,141       19%
Total account values                                                                            $  8,992  $  8,066       11%
-----------------------------------------------------------------------------------------------------------------------------
Variable life insurance in force                                                                $ 67,537  $ 66,518        2%
Total life insurance in force                                                                   $134,420  $127,520        5%
=============================================================================================================================

[1] For the six months ended June 30, 2004, represents the cumulative impact of the Company's adoption of SOP 03-1.

Net income in the Individual Life segment increased slightly for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods. These increases were primarily driven by growth in account values and life insurance in force and favorable equity market conditions. The impact of this growth was partially offset by higher mortality costs in the current year. However, the increased mortality costs reduced the amount of amortization of deferred policy acquisition costs recorded during the second quarter and six months ended June 30, 2004. Net investment income increased primarily due to the adoption of SOP 03-1 in the first quarter of 2004, which resulted in increases in net investment income and benefits, claims and claim adjustment expenses for the segment's Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.

GROUP BENEFITS

OPERATING SUMMARY                                                    SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                  --------------------------------------------------------
                                                                   2004   2003    CHANGE     2004      2003       CHANGE
--------------------------------------------------------------------------------------------------------------------------
Earned premiums and other                                        $  906   $  573       58%   $  1,821  $  1,175       55%
Net investment income                                                93       64       45%        182       132       38%
Net realized capital gains/(losses)                                   1        1       --%          1        (2)      NM
--------------------------------------------------------------------------------------------------------------------------
   TOTAL REVENUES                                                 1,000      638       57%      2,004     1,305       54%
--------------------------------------------------------------------------------------------------------------------------
Benefits, claims and claim adjustment expenses                      690      451       53%      1,374       940       46%
Amortization of deferred policy acquisition costs                     6        5       20%         11         9       22%
Insurance operating costs and other expenses                        240      138       74%        492       269       83%
--------------------------------------------------------------------------------------------------------------------------
   TOTAL BENEFITS, CLAIMS AND EXPENSES                              936      594       58%      1,877     1,218       54%
--------------------------------------------------------------------------------------------------------------------------
   INCOME BEFORE INCOME TAXES                                        64       44       45%        127        87       46%
Income tax expense                                                   16        9       78%         32        18       78%
--------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                    $   48   $   35       37%   $     95  $     69       38%
==========================================================================================================================
   Fully insured-ongoing premiums                                $  897   $  568       58%   $  1,802  $  1,136       59%
   Buyout premiums                                                   --        1     (100%)        --        29     (100%)
   Other                                                              9        4      125%         19        10       90%
--------------------------------------------------------------------------------------------------------------------------
   Earned premiums and other                                     $  906   $  573       58%   $  1,821  $  1,175       55%
==========================================================================================================================

Net income in the Group Benefits segment increased for the second quarter and six months ended June 30, 2004 as compared to the respective prior year periods due to earned premium growth and net investment income growth, both in the pre-acquisition Group Benefits business as well as the result of the CNA Acquisition. The increase in earned premiums was driven by sales (excluding buyouts) of $104 and $445 for the second quarter and six months ended June 30, 2004, representing increases of 13% and 42%, respectively, over sales reported in the comparable prior year periods, and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment's loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 76% for both the second quarter and six months ended June 30, 2004, down from 79% and 80% for the comparable periods of 2003, respectively, which contributed favorably to net income. Partially offsetting these favorable items were higher commissions due to higher sales and premiums previously discussed. Additionally, operating costs increased due to the growth in the segment and the CNA Acquisition. Consistent with the increase in commissions and operating costs, the segment's ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 27% and 28% for the second quarter and six months ended June 30, 2004, respectively, from 25% and 24% for the comparable prior year periods, respectively. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business. Due to this change in business mix, the segment, as expected, has a lower loss ratio and higher commission ratio than in 2003.

INVESTMENTS

GENERAL

The investment portfolios are managed based on the underlying characteristics and nature of each operating segment's respective liabilities and within established risk parameters. (For further discussion of Hartford Life's approach to managing risks, see the Investment Credit Risk section.)

The investment portfolios are managed by Hartford Investment Management Company and its affiliates ("Hartford Investment Management"), a wholly-owned subsidiary of The Hartford. Hartford Investment Management is responsible for monitoring and managing the asset/liability profile, establishing investment objectives and guidelines, and determining, within specified risk tolerances and investment guidelines, the appropriate asset allocation, duration, convexity and other characteristics of the portfolios. Security selection and monitoring are performed by asset class specialists working within dedicated portfolio management teams.

Pursuant to the adoption of SOP 03-1, as discussed in Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements, on January 1, 2004, the Company reclassified $17.9 billion of separate account assets to the general account. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are classified as available-for-sale securities with changes in fair value reported in other comprehensive income. The remaining $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are classified as trading securities with changes in fair value reported in net investment income.

Return on invested assets is an important element of Hartford Life's financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company's financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for 33% and 29% of the Company's consolidated revenues for the second quarter ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, net investment income and net realized capital gains and losses accounted for approximately 38% and 27%, respectively, of the Company's consolidated revenues. The increase in the percentage of consolidated revenues for the second quarter and six months ended June 30, 2004, as compared to the respective prior year periods, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates affect the Company's return on, and the fair value of, fixed maturity investments, which comprised approximately 78% and 91% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003, respectively. Other events beyond the Company's control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer's credit rating or default of payment by an issuer could reduce the Company's investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 18% and 19% of the fair value of its invested assets as of June 30, 2004 and December 31, 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

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

The following table identifies the Company's invested assets by type as of June 30, 2004 and December 31, 2003.

                                       COMPOSITION OF INVESTED ASSETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                      JUNE 30, 2004      DECEMBER 31, 2003
                                                                                   -------------------  -------------------
                                                                                    AMOUNT     PERCENT   AMOUNT     PERCENT
---------------------------------------------------------------------------------------------------------------------------
Fixed maturities, available-for-sale, at fair value                                $47,807       78.4%  $37,462       91.0%
Equity securities, available-for-sale, at fair value                                   383        0.6%      357        0.9%
Equity securities, held for trading, at fair value                                   8,995       14.7%       --         --
Policy loans, at outstanding balance                                                 2,650        4.3%    2,512        6.1%
Mortgage loans, at cost                                                                852        1.4%      466        1.1%
Limited partnerships, at fair value                                                    234        0.4%      177        0.4%
Other investments                                                                      143        0.2%      180        0.5%
---------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENTS                                                                  $61,064      100.0%  $41,154      100.0%
===========================================================================================================================

Fixed maturity investments and equity securities held for trading increased 28% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1. The increase in fixed maturity investments was partially offset by a decline in market prices primarily due to an increase in long-term interest rates during the second quarter of 2004.

Mortgage loans increased $386, or 83%, since December 31, 2003 as a result of a decision to increase investment in this asset class primarily due to its attractive yields and diversification opportunities.

INVESTMENT RESULTS

The following table summarizes the Company's investment results.

                                                                        SECOND QUARTER ENDED        SIX MONTHS ENDED
                                                                              JUNE 30,                  JUNE 30,
                                                                        --------------------      --------------------
(before-tax)                                                             2004         2003         2004         2003
----------------------------------------------------------------------------------------------------------------------
Net investment income - excluding income on policy loans and trading
securities [1]                                                          $   662      $   450      $ 1,323      $   895
Policy loan income                                                           47           54           92          112
Trading securities income [2]                                               149           --          644           --
                                                                        ----------------------------------------------
Net investment income - total [1]                                       $   858      $   504      $ 2,059      $ 1,007
Yield on average invested assets [3]                                        5.8%         5.8%         5.8%         5.9%
----------------------------------------------------------------------------------------------------------------------
Gross gains on sale                                                     $    84      $    91      $   184      $   148
Gross losses on sale                                                        (70)         (17)         (88)         (64)
Impairments                                                                  (4)         (17)         (12)         (84)
Periodic net coupon settlements on non-qualifying derivatives [1]             1            9            3           13
GMWB derivatives, net                                                         6           --            4           --
Other, net [4]                                                                9           (7)          11            2
                                                                        ----------------------------------------------
Net realized capital gains [1]                                          $    26      $    59      $   102      $    15
======================================================================================================================

[1] The prior periods reflect the reclassification of periodic net coupon settlements on non-qualifying derivatives from net investment income to net realized capital gains to conform to the current year presentation.

[2]   Represents the change in value of securities classified as trading.

[3] Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, for the second quarter and six months ended June 30, 2004 and 2003, excluding trading securities and collateral received associated with the securities lending program.

[4] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments as well as the amortization of deferred policy acquisition costs associated with realized capital gains.

For the second quarter and six months ended June 30, 2004, net investment income, excluding income on policy loans and trading securities, increased $212, or 47%, and $428, or 48%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods, partially offset by lower investment yields. The increase in the average invested assets base, as compared to the prior year periods, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of the SOP 03-1 and, to a lesser extent, assets acquired in the CNA Acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account was $150 and $304 for the second quarter and six months ended June 30, 2004, respectively. Income earned on assets acquired in the CNA Acquisition was $29 and $55 for the second quarter and six months ended June 30, 2004, respectively.

For the six months ended June 30, 2004, the yield on average invested assets decreased from the respective prior year period as a result of lower rates on new investment purchases and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the second quarter and six months ended June 30, 2004 of approximately 4.7%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the second quarter ended June 30, 2004 decreased by $33 compared to the respective prior year period, primarily the result of lower net realized gains on sales of fixed maturity securities in 2004, partially offset by lower other-than-temporary impairments. Net realized capital gains for the six months ended June 30, 2004 improved by $87 compared to the respective prior year period primarily due to lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Gross gains on sales for the second quarter and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to the spread tightening in certain sectors and changes in interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities ("ABS") sectors. The majority of the gains on sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the second quarter ended June 30, 2004 resulted predominantly from sales of U.S. government and government agencies securities, corporate securities and commercial mortgage-backed securities ("CMBS") that were in an unrealized loss position primarily due to changes in long-term interest rates.

Realized gains on sales for the second quarter and six months ended June 30, 2003 primarily resulted from portfolio rebalancing of securities that had appreciated in value due to historically low interest rates.

OTHER-THAN-TEMPORARY IMPAIRMENTS

For the second quarter and six months ended June 30, 2004 , total other-than-temporary impairments were $4 and $12, respectively, as compared with $17 and $84, respectively, for the comparable periods in 2003.

The following table identifies the Company's other-than-temporary impairments by type for the six months ended June 30, 2004 and 2003.

                    OTHER-THAN-TEMPORARY IMPAIRMENTS BY TYPE
-------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               ----------------
(BEFORE-TAX)                                                     2004   2003
                                                                 ----   ----
ABS
  Corporate debt obligations ("CDOs")                             $ 4   $10
  Credit card receivables                                          --    12
  Other ABS                                                        --     4
-------------------------------------------------------------------------------
   Total ABS                                                        4    26
Commercial mortgages                                                3    --
CMBS                                                                1     4
Corporate
  Consumer non-cyclical                                            --     7
  Technology and communications                                    --     3
  Transportation                                                   --     7
  Other corporate                                                   3     4
-------------------------------------------------------------------------------
   Total corporate                                                  3    21
Equity                                                             --    21
Mortgage-backed securities ("MBS") - interest only securities       1    12
-------------------------------------------------------------------------------
TOTAL OTHER-THAN-TEMPORARY IMPAIRMENTS                            $12   $84
===============================================================================

For the six months ended June 30, 2004, other-than-temporary impairments were primarily comprised of ABS and commercial mortgages security types and were recorded as a result of a deterioration of cash flows derived from the underlying collateral of several securities.

The decrease in impairments in the second quarter and six months ended June 30, 2004, as compared to the respective prior year periods, is primarily a result of an improvement in general economic conditions and operating fundamentals, and improved pricing levels for ABS security types. In general, security issuers' operating fundamentals have improved due to reduced company leverage, improved liquidity and successfully implementing various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.

Impairments during the six months ended June 30, 2003 were primarily driven by increasing default rates and lower recovery rates on collateral supporting certain ABS security types and the decline in value of several corporate debt securities as a result of deteriorating earnings forecasts, debt restructuring issues and accounting irregularities. Impairments were also incurred as a result of the deterioration in the transportation sector, specifically issuers of airline debt, due to a significant decline in airline travel. Additionally, other-than-temporary impairments were recorded on various diversified mutual funds and interest only securities.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

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

The following table identifies fixed maturity securities by type as of June 30, 2004 and December 31, 2003.

                                                       FIXED MATURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------------------------

                                              JUNE 30, 2004                                      DECEMBER 31, 2003
                           --------------------------------------------------  ----------------------------------------------------
                                                                      PERCENT                                               PERCENT
                                                                        OF                                                    OF
                                                                       TOTAL                                                 TOTAL
                           AMORTIZED UNREALIZED UNREALIZED    FAIR     FAIR    AMORTIZED  UNREALIZED UNREALIZED    FAIR       FAIR
                              COST     GAINS      LOSSES      VALUE    VALUE      COST      GAINS      LOSSES     VALUE      VALUE
-----------------------------------------------------------------------------------------------------------------------------------
ABS                        $   5,628  $     87   $   (86)   $  5,629    11.8%  $   5,397  $     113  $    (101) $    5,409    11.0%
CMBS                           8,296       312       (79)      8,529    17.8%      7,757        432        (21)      8,168    16.6%
Collateralized mortgage
  obligation ("CMO")             901        11        (4)        908     1.9%      1,023         15         (3)      1,035     2.1%
Corporate
   Basic industry              2,480       126       (26)      2,580     5.4%      2,509        176        (10)      2,675     5.4%
   Capital goods               1,611        76       (21)      1,666     3.5%      1,555        113         (6)      1,662     3.4%
   Consumer cyclical           2,431        96       (30)      2,497     5.2%      2,513        164         (6)      2,671     5.4%
   Consumer non-cyclical       2,494       134       (26)      2,602     5.4%      2,735        198         (9)      2,924     5.9%
   Energy                      1,363        81        (9)      1,435     3.0%      1,485        118         (5)      1,598     3.2%
   Financial services          6,117       334       (57)      6,394    13.3%      5,842        442        (28)      6,256    12.7%
   Technology and
     communications            3,682       243       (50)      3,875     8.1%      3,771        382        (11)      4,142     8.5%
   Transportation                576        28        (6)        598     1.3%        633         43         (3)        673     1.4%
   Utilities                   2,161       135       (28)      2,268     4.7%      2,118        172        (11)      2,279     4.6%
   Other                         647        24        (5)        666     1.4%        638         36         (1)        673     1.4%
Government/Government
 agencies
   Foreign                       627        42        (9)        660     1.4%        866         87         (1)        952     1.9%
   United States                 824         6       (20)        810     1.7%      1,100         30         (4)      1,126     2.3%
MBS - agency                   1,608        14       (13)      1,609     3.4%      2,145         32         (2)      2,175     4.4%
Municipal
   Taxable                       632        10       (28)        614     1.3%        401         14         (7)        408     0.9%
   Tax-exempt                  2,081       113       (13)      2,181     4.6%      1,850        168         (1)      2,017     4.1%
Redeemable preferred stock        12        --        --          12      --          32          1         --          33     0.1%
Short-term                     2,274        --        --       2,274     4.8%      2,319          2         --       2,321     4.7%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES     $  46,445  $  1,872   $  (510)   $ 47,807   100.0%  $  46,689  $   2,738  $    (230) $   49,197   100.0%
====================================================================================================================================
Total general account
 fixed maturities                                                              $  35,569  $   2,051  $    (158) $   37,462    76.1%
Total guaranteed separate
 account fixed maturities
 [1]                                                                           $  11,120  $     687  $     (72) $   11,735    23.9%
====================================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company's fixed maturity gross unrealized gains decreased $866 and gross unrealized losses increased $280 from December 31, 2003 to June 30, 2004, primarily due to an increase in long-term interest rates and, to a lesser extent, credit spread widening and sales of securities in a gain position. During the six months ended June 30, 2004, the ten year U.S. treasury rate increased approximately 35 basis points and to more than 100 basis points from its low in June 2003, largely the result of continued economic growth evidenced by an increase in capacity utilization, employment growth and continued strong consumer spending. At the June 30, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter point to 1.25%. The Fed members signaled that interest rates will continue to rise at a measured pace as long as inflation risks remain stable.

Investment allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for CMBS and MBS-agency. CMBS increased as a result of a decision to increase the Company's investment in the asset class due to its stable spreads, high quality and attractive yields. The decrease in MBS-agency holdings was the result of an effort to reduce exposure to prepayment risk resulting from the decline in interest rates during the first quarter of 2004.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

The following table identifies fixed maturities by credit quality, as of June 30, 2004 and December 31, 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company's internal analysis of such securities.

                                                  FIXED MATURITIES BY CREDIT QUALITY
---------------------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30, 2004                          DECEMBER 31, 2003
                                                         ---------------------------------  -------------------------------------
                                                                                PERCENT OF                             PERCENT OF
                                                         AMORTIZED              TOTAL FAIR  AMORTIZED                  TOTAL FAIR
                                                           COST     FAIR VALUE    VALUE       COST      FAIR VALUE        VALUE
---------------------------------------------------------------------------------------------------------------------------------
United States Government/Government agencies              $ 3,350    $ 3,345        7.0%     $ 4,291      $ 4,361          9.0%
AAA                                                         9,303      9,483       19.8%       8,285        8,681         17.6%
AA                                                          4,350      4,511        9.4%       4,243        4,486          9.1%
A                                                          12,656     13,225       27.7%      13,015       13,901         28.3%
BBB                                                        12,605     13,026       27.2%      12,277       13,061         26.5%
BB & below                                                  1,907      1,943        4.1%       2,259        2,386          4.8%
Short-term                                                  2,274      2,274        4.8%       2,319        2,321          4.7%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                                    $46,445    $47,807      100.0%     $46,689      $49,197        100.0%
=================================================================================================================================
Total general account fixed maturities                                                       $35,569      $37,462         76.1%
Total guaranteed separate account fixed maturities [1]                                       $11,120      $11,735         23.9%
=================================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of June 30, 2004 and December 31, 2003, greater than 95% of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the Below Investment Grade ("BIG") fixed maturities by type, as of June 30, 2004 and December 31, 2003.

                                                     BIG FIXED MATURITIES BY TYPE
---------------------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30, 2004                          DECEMBER 31, 2003
                                                         ---------------------------------  -------------------------------------
                                                                                PERCENT OF                             PERCENT OF
                                                         AMORTIZED              TOTAL FAIR  AMORTIZED                  TOTAL FAIR
                                                           COST     FAIR VALUE    VALUE       COST      FAIR VALUE        VALUE
---------------------------------------------------------------------------------------------------------------------------------
ABS                                                       $   215    $   200       10.2%     $   259      $   234          9.9%
CMBS                                                           90         94        4.8%         117          120          5.0%
Corporate
  Basic industry                                              221        229       11.8%         243          255         10.7%
  Capital goods                                                93         93        4.8%         102          106          4.4%
  Consumer cyclical                                           206        216       11.1%         273          295         12.3%
  Consumer non-cyclical                                       201        203       10.4%         305          317         13.3%
  Energy                                                       76         77        4.0%          62           69          2.9%
  Financial services                                           23         23        1.2%          20           21          0.9%
  Technology and communications                               237        250       12.9%         291          346         14.5%
  Transportation                                               13         12        0.6%          38           40          1.7%
  Utilities                                                   313        315       16.2%         357          368         15.4%
Foreign government                                            195        207       10.7%         173          195          8.2%
Other                                                          24         24        1.3%          19           20          0.8%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL FIXED MATURITIES                                    $ 1,907    $ 1,943      100.0%     $ 2,259      $ 2,386        100.0%
=================================================================================================================================
Total general account fixed maturities                                                       $ 1,513      $ 1,604         67.2%
Total guaranteed separate account fixed maturities [1]                                       $   746      $   782         32.8%
=================================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of June 30, 2004 and December 31, 2003, the Company held no issuer of a BIG security with a fair value in excess of 3% and 4%, respectively, of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets and re-invest in investment grade securities.

The following table presents the Company's unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of June 30, 2004 and December 31, 2003, by length of time the security was in an unrealized loss position.

                                     UNREALIZED LOSS AGING OF TOTAL AVAILABLE-FOR-SALE SECURITIES
-------------------------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30, 2004                        DECEMBER 31, 2003
                                                     ------------------------------------  ------------------------------------
                                                      AMORTIZED      FAIR      UNREALIZED   AMORTIZED       FAIR      UNREALIZED
                                                         COST        VALUE        LOSS        COST         VALUE         LOSS
-------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $   13,896   $   13,560    $   (336)  $    2,903   $    2,878    $    (25)
Greater than three months to six months                     629          580         (49)       1,943        1,882         (61)
Greater than six months to nine months                       86           82          (4)         265          250         (15)
Greater than nine months to twelve months                   656          622         (34)         138          130          (8)
Greater than twelve months                                1,096          994        (102)       1,661        1,528        (133)
-------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $   16,363   $   15,838    $   (525)  $    6,910   $    6,668    $   (242)
===============================================================================================================================
Total general account                                                                      $    4,887   $    4,717    $   (170)
Total guaranteed separate accounts [1]                                                     $    2,023   $    1,951    $    (72)
===============================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The increase in the unrealized loss amount since December 31, 2003 is primarily the result of an increase in long-term interest rates, partially offset by slightly improved pricing levels for ABS securities and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As of June 30, 2004 and December 31, 2003, fixed maturities represented $510, or 97%, and $230, or 95%, of the Company's total unrealized loss associated with securities classified as available-for-sale, respectively. There were no fixed maturities as of June 30, 2004 or December 31, 2003 with a fair value less than 80% of the security's amortized cost basis for six continuous months other than certain asset-backed and commercial mortgage-backed securities. Other-than-temporary impairments for certain asset-backed and commercial mortgage-backed securities are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no asset-backed or commercial mortgage-backed securities included in the table above, as of June 30, 2004 and December 31, 2003, for which management's best estimate of future cash flows adversely changed during the reporting period. As of June 30, 2004 and December 31, 2003, no asset-backed or commercial mortgage-backed securities had an unrealized loss in excess of $14 and $15, respectively. (For further discussion of the other-than-temporary impairments criteria, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of the MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life's 2003 Form 10-K Annual Report.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 4% and 7% of the total unrealized loss amount as of June 30, 2004 and December 31, 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2004 and December 31, 2003 are presented in the following table.

                      TOTAL AVAILABLE-FOR-SALE SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                        JUNE 30, 2004                                  DECEMBER 31, 2003
                                        ----------------------------------------------  --------------------------------------------
                                                                            PERCENT OF                                    PERCENT OF
                                                                              TOTAL                                         TOTAL
                                         AMORTIZED    FAIR      UNREALIZED  UNREALIZED   AMORTIZED    FAIR    UNREALIZED  UNREALIZED
                                           COST       VALUE        LOSS        LOSS        COST       VALUE      LOSS        LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables            $      153  $      97   $     (56)     40.0%    $      163  $    108  $     (55)    35.3%
  CDOs                                          54         51          (3)      2.1%           140       120        (20)    12.8%
  Credit card receivables                       49         47          (2)      1.4%           123       111        (12)     7.7%
  Other ABS and CMBS                           387        374         (13)      9.3%           616       602        (14)     9.0%
Corporate

  Financial services                           616        585         (31)     22.2%           678       646        (32)    20.5%
  Utilities                                     90         83          (7)      5.0%            85        79         (6)     3.8%
  Other                                        360        337         (23)     16.4%           245       228        (17)    10.9%
           Other securities                    129        124          (5)      3.6%            14        14         --       --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                   $    1,838  $   1,698   $    (140)    100.0%    $    2,064  $  1,908  $    (156)   100.0%
====================================================================================================================================
Total general accounts                                                                  $    1,425  $  1,315  $    (110)    70.5%
Total guaranteed separate accounts [1]                                                  $      639  $    593  $     (46)    29.5%
====================================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The securities in an unrealized loss position for six months or more as of June 30, 2004 and December 31, 2003, were primarily ABS securities supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company's current view of risk factors relative to these fixed maturity types is as follows:

AIRCRAFT LEASE RECEIVABLES -- The increase in the unrealized loss position from December 31, 2003 to June 30, 2004 was primarily the result of recent rating agency downgrades for certain issuers in this sector, partially offset by an upward trend and stabilization of prices of other aircraft lease receivables securities. This trend is primarily due to a modest improvement on certain aircraft lease rates, driven by greater demand for aircraft as a result of increased airline travel. In prior periods, these securities had suffered a considerable decrease in value as a result of a prolonged decline in airline travel and the uncertainty of a potential industry recovery. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

FINANCIAL SERVICES -- As of June 30, 2004, the Company held approximately fifty different securities in the financial services sector that had been in an unrealized loss position for greater than six months. These securities are primarily investment grade with the majority priced at or greater than 90% of amortized cost as of June 30, 2004. These positions are primarily variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates, since the time of purchase, resulting in lower expected cash flows. Unrealized loss amounts for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company's ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of June 30, 2004 and December 31, 2003. Due to the issuers' continued satisfaction of the securities' obligations in accordance with their contractual terms and the expectation that they will continue to do so, management's intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers' financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of June 30, 2004 and December 31, 2003, management's expectation of the discounted future cash flows on these securities was in excess of the associated securities' amortized cost. (For further discussion, see "Valuation of Investments and Derivative Instruments" included in the Critical Accounting Estimates section of MD&A and in Note 2 of Notes to Consolidated Financial Statements both of which are included in Hartford Life's 2003 Form 10-K Annual Report.)

The following table presents the Company's unrealized loss aging for BIG and equity securities classified as available-for-sale, as of June 30, 2004 and December 31, 2003.

                                UNREALIZED LOSS AGING OF AVAILABLE-FOR-SALE BIG AND EQUITY SECURITIES
--------------------------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30, 2004                        DECEMBER 31, 2003
                                                     ------------------------------------  -------------------------------------
                                                      AMORTIZED      FAIR      UNREALIZED   AMORTIZED       FAIR      UNREALIZED
                                                         COST        VALUE        LOSS        COST         VALUE         LOSS
--------------------------------------------------------------------------------------------------------------------------------
Three months or less                                 $      467   $      442    $    (25)  $       57   $       55    $     (2)
Greater than three months to six months                     134          122         (12)          91           87          (4)
Greater than six months to nine months                       12           11          (1)          60           54          (6)
Greater than nine months to twelve months                    32           31          (1)          18           17          (1)
Greater than twelve months                                  256          215         (41)         361          302         (59)
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $      901   $      821    $    (80)  $      587   $      515    $    (72)
==============================================================================================================================
Total general accounts                                                                     $      467   $      411    $    (56)
Total guaranteed separate accounts [1]                                                     $      120   $      104    $    (16)
==============================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

Similar to the increase in the Unrealized Loss Aging of Total Available-for-Sale Securities table from December 31, 2003 to June 30, 2004, the increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale was primarily the result of an increase in long-term interest rates, partially offset by slightly improved pricing levels for ABS securities and, to a lesser extent, asset sales. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of June 30, 2004 and December 31, 2003 are presented in the following table.

                   AVAILABLE-FOR-SALE BIG AND EQUITY SECURITIES WITH UNREALIZED LOSS GREATER THAN SIX MONTHS BY TYPE
------------------------------------------------------------------------------------------------------------------------------------
                                                        JUNE 30, 2004                                  DECEMBER 31, 2003
                                        ----------------------------------------------  --------------------------------------------
                                                                            PERCENT OF                                    PERCENT OF
                                                                             TOTAL                                          TOTAL
                                         AMORTIZED    FAIR      UNREALIZED  UNREALIZED   AMORTIZED    FAIR    UNREALIZED  UNREALIZED
                                           COST       VALUE        LOSS        LOSS        COST       VALUE      LOSS        LOSS
------------------------------------------------------------------------------------------------------------------------------------
ABS and CMBS
  Aircraft lease receivables            $       35  $      17   $     (18)     41.9%    $       52  $     34  $     (18)    27.3%
  CDOs                                          22         21          (1)      2.3%            42        32        (10)    15.1%
  Credit card receivables                       34         33          (1)      2.3%            45        34        (11)    16.7%
  Other ABS and CMBS                            12          8          (4)      9.3%            49        42         (7)    10.6%
Corporate
  Financial services                           121        108         (13)     30.2%           113       101        (12)    18.2%
  Utilities                                     42         38          (4)      9.3%            71        65         (6)     9.1%
  Other                                         34         32          (2)      4.7%            62        60         (2)     3.0%
Other securities                                --         --          --        --              5         5         --       --
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                                   $      300  $     257   $     (43)    100.0%    $      439  $    373  $     (66)   100.0%
================================================================================================================================
Total general accounts                                                                  $      340  $    289  $     (51)    77.3%
Total guaranteed separate accounts [1]                                                  $       99  $     84  $     (15)    22.7%
================================================================================================================================

[1] Effective January 1, 2004, guaranteed separate account assets were include with general account assets as a result of adopting SOP 03-1.

The decrease in the available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of improved pricing levels for ABS securities supported by CDOs and credit card receivables and, to a lesser extent, asset sales.

For additional discussion of the Company's current view of risk factors relative to certain security types listed above, please refer to the Total
Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments, while asset/liability management is the responsibility of dedicated risk management units supporting Life operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

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

EQUITY RISK

The Company's operations are significantly influenced by changes in the equity markets. The Company's profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company's operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company's financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

In addition, prolonged declines in the equity market may also decrease the Company's expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in given financial statement period. A significant decrease in the Company's estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period's net income. Although an acceleration of DAC amortization would have a negative impact on the Company's earnings, it would not affect the Company's cash flow or liquidity position.

Additionally, the Retail Products Group segment sells variable annuity contracts that offer various guaranteed death benefits. For certain guaranteed death benefits, the Company pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June of 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. The Company maintains a liability for the death benefit costs, net of reinsurance, of $120, as of June 30, 2004. Declines in the equity market may increase the Company's net exposure to death benefits under these contracts.

The Retail Product Group segment's total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2004 is $10.1 billion. Due to the fact that 80% of this amount is reinsured, the net exposure is $2.0 billion. This amount is often referred to as the net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition, the Company offers certain variable annuity products with a GMWB rider. Declines in the equity market may increase the Company's exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor's ("S&P") 500 and NASDAQ index options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australsia and Far East ("EAFE") Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including but not limited to policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.

The net impact of the change in value of the embedded derivative, net of the results of the hedging program was a $4 gain before deferred policy acquisition costs and tax effects for the six months ended June 30, 2004.

INTEREST RATE RISK

The Company believes that the moderate increase in interest rates from the levels prevailing in the first quarter of 2004 is generally a favorable development for the Company. The rate increases are expected to provide additional net investment income, increased sales of fixed rate investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained through the end of 2004, could reduce the Company's prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company's variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. To help mitigate disintermediation risk, the Company analyzes interest rate risk using various models including multi-scenario cash flow projections that forecast cash flows of the liabilities and their supporting investments, including derivative instruments. Measures used by the Company to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. In conjunction with the interest rate risk measurement and management techniques, significant portions of fixed income product offerings have market value adjustment provisions at contract surrender.

The Company believes that a gradual rise in interest rates should increase net investment income and sales of fixed rate investment products while the potential adverse consequences of increased rates, primarily the reduction of the investment portfolio's net unrealized gain and disintermediation risk, is mitigated by the Company's disciplined asset liability management techniques and product design.

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

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company ("HLA"), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer's policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which the Company's insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Through July 31, 2004, the Company's insurance subsidiaries had paid $297 to the Company and are permitted to pay up to a maximum of approximately $150 in dividends to the Company for the remainder of 2004 without prior approval from the applicable insurance commissioner.

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

SOURCES OF LIQUIDITY

Shelf Registrations

On May 15, 2001, the Company filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of June 30, 2004, the Company had $1.0 billion remaining on its shelf.

Commercial Paper

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short term commercial paper notes. In addition, the Company's Japanese operation, Hartford Life Insurance KK, has a $18 line of credit with a Japanese bank. As of June 30, 2004, the Company had no outstanding borrowings under either facility.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes to the Company's off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company's 2003 Form 10-K Annual Report.

CAPITALIZATION

The capital structure of Hartford Life as of June 30, 2004 and December 31, 2003 consisted of debt and equity, summarized as follows:

                                                                            JUNE 30, 2004  DECEMBER 31, 2003
-----------------------------------------------------------------------------------------------------------
Short-term debt                                                                 $    -           $  505
Long-term debt [1]                                                               1,050            1,300
-----------------------------------------------------------------------------------------------------------
  TOTAL DEBT                                                                    $1,050           $1,805
-----------------------------------------------------------------------------------------------------------
Equity excluding net unrealized gains (losses) on securities, net of tax        $7,175           $6,156
Net unrealized capital gains (losses) on securities, net of tax                    567              903
-----------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                                    $7,742           $7,059
-----------------------------------------------------------------------------------------------------------
  TOTAL CAPITALIZATION                                                          $8,792           $8,864
-----------------------------------------------------------------------------------------------------------
Debt to equity                                                                      14%              26%
Debt to capitalization                                                              12%              20%
-----------------------------------------------------------------------------------------------------------

 [1] Includes junior subordinated debentures.

The Company's total capitalization decreased $72, or 1%, as of June 30, 2004, as compared to December 31, 2003. The decrease was primarily the result of a decrease in debt partially offset by an increase in stockholder's equity. The increase in stockholder's equity, excluding net unrealized gains on securities, was primarily due to capital contributions of $605 and net income of $513, partially offset by dividends of $98. Net unrealized capital gains on securities, net of tax, decreased $335, or 37%, as of June 30, 2004 as compared to December 31, 2003. The decrease in unrealized gains is due primarily to an increase in interest rates and credit spreads partially offset by the Company's adoption of SOP 03-1, which resulted in a $292 cumulative effect on unrealized gains on securities for the six months ended June 30, 2004 related to the reclassification of investments from separate account assets to general account assets.

DEBT

The following discussion describes the Company's debt financing activities for the six months and second quarter ending 2004.

On June 15, 2004, the Company repaid $200 of 6.9% senior notes at maturity.

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

For additional information regarding debt, see Note 8 of Notes to Consolidated Financial Statements in Hartford Life's 2003 Form 10-K Annual Report.

DIVIDENDS

The Company declared $98 in dividends to Hartford Holdings, Inc. for the six months ended June 30, 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions.

CASH FLOWS

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                             -------------------
                                               2004       2003
----------------------------------------------------------------
Net Cash provided by operating activities    $   977     $   330
Net Cash used for investing activities          (264)     (2,747)
Net Cash used for financing activities          (468)      2,429
----------------------------------------------------------------
Cash - end of period                             509         190
----------------------------------------------------------------

The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, net of the activity in the equity securities, held for trading purposes, and timing of the settlement of receivables and payables for the six months ended June 30, 2004. The decrease in cash used for investing activities for the six months ended June 30, 2004 as compared to the prior year period was primarily due to higher sales and maturities of investments, partially offset by higher purchases of investments. Net cash used for financing activities reflects net disbursements from policyholders accounts related to investment and universal life contracts, the shift in capital structure associated with debt repayments, and increased dividends to shareholders. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

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

The following table summarizes Hartford Life's significant United States member companies' financial ratings from the major independent rating organizations as of July 30, 2004:

                                                                  STANDARD &
                                                A.M. BEST  FITCH    POOR'S     MOODY'S
--------------------------------------------------------------------------------------
INSURANCE RATINGS
    Hartford Life Insurance Company                 A+       AA       AA-        Aa3
    Hartford Life and Accident                      A+       AA       AA-        Aa3
    Hartford Life Group Insurance Company           A+       AA        --         --
--------------------------------------------------------------------------------------
    Hartford Life and Annuity                       A+       AA       AA-        Aa3
    Hartford Life Insurance KK (Japan)              --       --       AA-         --
OTHER RATINGS
    Hartford Life, Inc.
        Senior debt                                 a-        A        A-         A3
        Commercial paper                            --       F1       A-2        P-2
    Hartford Life, Inc.
        Capital II Trust preferred securities      bbb       A-       BBB       Baa1
    Hartford Life Insurance Company:
        Short Term Rating                           --       --      A-1+        P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. Statutory Surplus as of June 30,2004 and December 31, 2003 was $4.3 billion and $4.5 billion, respectively.

CONTINGENCIES

Regulatory Developments -- There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues. The Company has received requests for information and subpoenas from the Securities and Exchange Commission ("SEC"), a subpoena from the New York Attorney General's Office, and requests for information from the Connecticut Securities and Investments Division of the Department of Banking, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Company continues to respond to requests for documents and information from representatives from the SEC's Office of Compliance Inspections and Examinations in connection with their ongoing compliance examinations regarding market timing and late trading, revenue sharing and directed brokerage, fees, fund service providers and transfer agents, and other mutual fund-related issues. In addition, the SEC's Division of Enforcement has commenced an investigation of the Company's variable annuity and mutual fund operations. The Company continues to cooperate fully with the SEC and other regulatory agencies.

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

Like numerous other insurance carriers, The Hartford has received a subpoena from the New York Attorney General's Office in connection with its inquiry into compensation arrangements between brokers and carriers. The Hartford is cooperating with the inquiry. Consistent with long-standing and wide-spread industry practice, The Hartford makes incentive compensation payments to brokers that may be based on the volume, growth and/or profitability of business placed with The Hartford. The Hartford expects the independent brokers with whom we work to comply with all applicable laws, including any concerning the disclosure of compensation arrangements. At this early stage, it is too soon to tell what impact, if any, the investigation will have on The Hartford.

On August 9, 2004, the Financial Services Agency, the Company's primary regulator in Japan, issued draft regulations concerning new reserving methodologies and Solvency Margin Ratio ("SMR") standards for variable annuity contracts. The draft regulations are subject to a 30 day comment period. The industry and Institute of Actuaries of Japan ("IAJ") have been consulting with the regulators on the development of the new methodologies and SMR standards. The final regulations, which may or may not reflect changes proposed by the industry, the IAJ or others during the comment period, are expected to become effective in April 2005. Although the new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, it is likely that the Company would need to provide additional capital to support its Japanese operations, which would lower the Company's return on invested capital for this business. Management is still evaluating the impact of the draft regulations on the Company's Japanese operations. At this time, it is not possible to predict the final form of any reserve methodology or SMR standard changes.

For further information on other contingencies, see Note 14 of Notes to Consolidated Financial Statements included in the Company's 2003 Form 10-K Annual Report.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2004.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    HARTFORD LIFE, INC.

                                    /s/ Ernest M. McNeill Jr.
                                    ----------------------------------
                                    Ernest M. McNeill Jr.
                                    Vice President and Chief Accounting Officer

August 12, 2004

                      HARTFORD LIFE, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                 EXHIBITS INDEX

EXHIBIT #
---------
 15.01       Deloitte & Touche LLP Letter of Awareness

 31.01       Section 302 Certification of Thomas M. Marra

 31.02       Section 302 Certification of Lizabeth H. Zlatkus

 32.01       Section 906 Certification of Thomas M. Marra

 32.02       Section 906 Certification of Lizabeth H. Zlatkus