Form 10-K
period 2004-12-31
HARTFORD LIFE INC
filed 2005-02-28
CIK 1032204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
7.10% Notes due June 15, 2007
7.65% Debentures due June 15, 2027
7.375% Senior Notes due March 1, 2031

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2004 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

As of February 18, 2005, there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

CONTENTS

	ITEM	DESCRIPTION	PAGE
PART I	1	Business of Hartford Life*	3
	2	Properties*	12
	3	Legal Proceedings	12
	4	**

PART II	5	Market for Hartford Life’s Common Stock and Related Stockholder Matters	13
	6	**
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations*	14
	7A	Quantitative and Qualitative Disclosures About Market Risk	57
	8	Financial Statements and Supplementary Data	57
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
	9A	Controls and Procedures	57

PART III	10	**
	11	**
	12	**
	13	**
	14	Principal Accounting Fees and Services	58

PART IV	15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	58
		Signatures	II-1
		Exhibits Index	II-2
EX-12.01: COMPUTATION OF RATIO OF EARNINGS
EX-23.01: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

Item 1. BUSINESS OF HARTFORD LIFE
(Dollar amounts in millions, except for share data, unless otherwise stated)

General

Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”), an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 738,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals and (iv) fixed and variable annuity products through its international operations. The Company is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. The Company’s strong position in each of its core businesses provides an opportunity to increase the sale of the Company’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. (For additional information, see the Capital Resources and Liquidity section of the Management’s Discussion and Analysis (“MD&A”) section).

Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2004. In the past year, the Company’s total assets under management, which include $28.1 billion of third-party assets invested in the Company’s mutual funds and 529 College Savings Plans, increased 18% to $248.5 billion at December 31, 2004 from $210.1 billion at December 31, 2003. Hartford Life generated revenues of $11.4 billion, $8.1 billion, and $6.9 billion in 2004, 2003 and 2002, respectively. Additionally, the Company generated net income of $1.3 billion, $769, and $557 in 2004, 2003 and 2002, respectively.

Customer Service, Technology and Economies of Scale

The Company maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow the Company to competitively price its products for its distribution network and policyholders. In addition, the Company utilizes computer technology to enhance communications within the Company and throughout its distribution network in order to improve the Company’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2004 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the ninth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2004 the Company earned its second DALBAR Award for Mutual Fund and Retirement Plan Service which recognizes Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Additionally, the Company’s Individual Life segment won its fourth consecutive DALBAR award for service of life insurance customers and its third consecutive DALBAR Financial Intermediary Service Award in 2004.

Risk Management

The Company’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) offered with variable annuity products, equity market volatility. As of December 31, 2004, the Company had limited exposure to disintermediation risk on approximately 97% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. The Company effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. The Company also enforces disciplined claims management to protect itself against greater than expected morbidity experience. The Company uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. The Company also uses reinsurance in combination with derivative instruments to minimize the volatility associated with the GMWB liability.

Reporting Segments

The Company changed its reportable operating segments in 2004 from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance (formerly referred to as COLI). Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. The Group Benefits segment provides employers and associations with group life, accident and disability coverage, along with other products and services, including voluntary benefits, employee assistance programs, travel assistance, group retiree health, and medical stop loss. Life also includes in an Other category its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

Retail Products Group

The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s assets under management grew to $144.4 billion at December 31, 2004 from $123.6 billion at December 31, 2003. Retail Products generated revenues of $3.2 billion, $2.2 billion and $1.9 billion in 2004, 2003 and 2002, respectively, of which individual annuities accounted for $2.6 billion, $1.8 billion, and $1.5 billion for 2004, 2003 and 2002, respectively. Net income in the Retail Products segment was $526, $430 and $356 in 2004, 2003 and 2002, respectively.

The Company sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $15.7 billion, $16.5 billion, and $11.6 billion in 2004, 2003 and 2002, respectively. The Company was the largest seller of individual retail variable annuities in the United States with sales of $15.0 billion, $15.7 billion, and $10.3 billion in 2004, 2003 and 2002, respectively. In addition, the Company continues to be the largest seller of individual retail variable annuities through banks in the United States.

The Company’s total account value related to individual annuity products was $111.0 billion as of December 31, 2004. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products. At December 31, 2003, the Company’s total account value related to individual annuity products was $97.7 billion. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products.

In addition to its leading position in individual annuities, the Company continues to emerge as a significant participant in the mutual fund business. As of December 31, 2004, retail mutual fund assets were $25.2 billion. The Company is also among the top providers of retirement products and services, including asset management and plan administration sold to small and medium size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).

Principal Products

Individual Variable Annuities - The Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in the Company’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of the Company. The Company offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from the Company’s general account into one or more non-guaranteed separate accounts. Additionally, the Retail Products segment sells variable annuity contracts that offer various guaranteed minimum death and withdrawal benefits.

Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $99.6 billion as of December 31, 2004, have grown from $86.5.billion as of December

31, 2003, due to strong net cash flow, resulting from high levels of sales, low levels of surrenders and equity market appreciation. Approximately 83% and 80% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2004 and 2003, respectively.

The assets underlying the Company’s variable annuities are managed both internally and by independent money managers, while the Company provides all policy administration services. The Company utilizes a select group of money managers, such as Wellington Management Company, LLP (“Wellington”); Hartford Investment Management Company (“Hartford Investment Management”), a wholly-owned subsidiary of The Hartford; Putnam Financial Services, Inc. (“Putnam”); American Funds; MFS Investment Management (“MFS”); Franklin Templeton Group; and AIM Investments (“AIM”). All have an interest in the continued growth in sales of the Company’s products and enhance the marketability of the Company’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of the Company with the investment management expertise of four of the nation’s most successful investment management organizations: American Funds, Franklin Templeton Group, AIM and MFS, has emerged as the industry leader in terms of retail sales. In addition, the Director variable annuity, which is managed in part by Wellington, ranks second in the industry in terms of retail sales.

Fixed MVA Annuities - Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $11.4 billion and $11.2 billion as of December 31, 2004 and 2003, respectively.

Mutual Funds - The Company launched a family of retail mutual funds for which the Company provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 40 funds, including the addition of the Hartford Equity Income Fund introduced in 2003. The Company’s funds are managed by Wellington and Hartford Investment Management. The Company has entered into agreements with over 960 financial services firms to distribute these mutual funds.

The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in the Company’s consolidated financial statements. Total retail mutual fund assets under management were $25.2 billion and $20.3 billion as of December 31, 2004 and 2003, respectively.

401(k) - The Company sells retirement plan products and services to corporations under Section 401(k) plans targeting the small and medium case markets. The Company believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2004, the Company administered over 8,200 Section 401(k) plans. Total 401(k) assets under management were $7.3 billion and $5.2 billion as of December 31, 2004 and 2003, respectively.

Marketing and Distribution

The Retail Products distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated).

The Company maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2004, the Company was selling products through the 25 largest retail banks in the United States. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to the Company or such third parties. The Company’s primary wholesaler of its individual annuities is PLANCO Financial Services, Inc. and its affiliate, PLANCO, Incorporated (collectively “PLANCO”) a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes the Company’s fixed and variable annuities, and 401(k) plans, mutual funds and 529 plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for the Company and gives the Company a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale. In addition, the Company uses internal personnel with extensive experience in the Section 401(k) market, to sell its products and services in the retirement plan market.

Competition

The Retail segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

Institutional Solutions Group

The Company is among the top providers of retirement products and services, including asset management and plan administration sold to municipalities pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). The Company also provides structured settlement contracts, institutional annuities, institutional mutual funds and stable value investment products such as funding agreements and guaranteed investment contracts (“GICs”).

Additionally, the Company is a leader in the private placement life insurance (“PPLI”) market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with the company or a trust sponsored by the company named as the beneficiary under the policy. Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Company sold two principal types of PPLI, leveraged COLI and variable products.

The Company has recently introduced two products for the High Net Worth markets. One is a specialized life insurance contract for ultra-wealthy, High Net Worth investors, the other is a hedge fund designed to leverage the strengths of Hartford Life’s award winning customer service and distribution capability.

The Company’s total account values related to institutional investment products were $14.6 billion and $12.7 billion as of December 31, 2004 and 2003, respectively. Governmental account values were $10.0 billion and $9.0 billion as of December 31, 2004 and 2003, respectively. Variable PPLI products account values were $22.5 billion and $21.0 billion as of December 31, 2004 and 2003, respectively. Leveraged COLI account values were $2.5 billion as of December 31, 2004 and 2003. The Institutional segment generated revenues of $1.8 billion, $2.1 billion and $1.8 billion for the years ended December 31, 2004, 2003 and 2002, respectively and net income of $124, $83 and $108 in 2004, 2003 and 2002, respectively.

Principal Products

Institutional Investment Products - The Company sells the following institutional investment products: structured settlements, institutional mutual funds, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).

Structured Settlements - Structured settlement annuity contracts provide for periodic payments to an injured person or survivor for a generally determinable number of years, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement.

Institutional Mutual Funds - The Company sells its institutional mutual funds, the Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans (i.e., Section 401(k) and 457 plans) on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington Management Company, LLP, of Boston, Massachusetts for most of the equity funds and Hartford Investment Management, for the fixed income funds.

Stable Value Products -GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with the Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. Also during 2004, the Company began issuing fixed rate funding agreements to Hartford Life Global Funding trusts that, in turn, issue registered notes to institutional and retail investors.

Institutional Annuities - Institutional annuities arrangements are group annuity contracts used to fund pension liabilities that exist when a qualified retirement plan sponsor decides to terminate an existing defined benefit pension plan. Group annuity contracts are very long-term in nature, since they must pay the pension liabilities typically on a monthly basis to all participants covered under the pension plan which is being terminated.

Governmental - The Company sells retirement plan products and services to municipalities under Section 457 plans. The Company offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, the Company manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by the Company. As of December 31, 2004, the Company administered over 3,600 plans under Sections 457 and 403(b).

Variable PPLI products - Private Placement Variable Life Insurance (“PPVLI”) products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPVLI products particularly attractive to banks with postretirement medical obligations. PPVLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unable to participate in the higher minimums of some hedge funds.

Leveraged COLI - Leveraged COLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged COLI at the end of 1998, virtually eliminating all future sales of leveraged COLI.

Marketing and Distribution

In the Section 457 market, the Institutional segment distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.

In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property and Casualty claim operations. The Company also works directly with the brokerage firms on cases that do not involve The Hartford’s Property and Casualty operations.

In the institutional mutual fund market, the Institutional segment typically sells it products though investment consulting firms employed by retirement plan sponsors. Institutional’s products are also sold through 401(k) record keeping firms that offer a “platform” of mutual funds to their plan sponsor clients. A third sales channel is direct sales to qualified plan sponsors, using registered representatives employed by Hartford Equity Sales Company, Inc.

In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and investor notes to retirement plan sponsors either through investment management firms or directly, using Hartford employees.

In the institutional annuities market, the company sells its group annuity products to retirement plan sponsors through three different channels (1) a small number of specialty brokers, (2) large benefits consulting firms and (3) directly, using Hartford employees.

In the PPVLI market, specialized strategic alliance partners with expertise in the large case market assist in the placement of many cases. High Net Worth PPVLI is often placed with the assistance of investment banking and wealth management specialists.

The hedge fund of funds product is positioned to be sold through family offices, wealth management platforms and other specialists in the mass-affluent market.

Competition

The Institutional segment competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.

For institutional product lines offering fixed annuity products (i.e., institutional annuities, structured settlements and stable value), financial strength, stability and credit ratings are key buying factors. As a result, the competitors in those marketplaces tend to be other large, long-established insurance companies.

For product lines offering mutual funds – either unbundled (institutional mutual funds) or wrapped in a variable annuity or mutual fund retirement program (government markets) – the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.

For PPVLI, competition in the large case market comes from other insurance carriers, and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.

The hedge fund of funds product competes against a range of similar products from respected vendors, including investment banking firms and wire houses. It is distributed by former members of the PLANCO team which assisted in The Hartford’s successful annuity business.

Individual Life

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business insurance clients. As of December 31, 2004, life insurance in force increased 7% to $139.9 billion, from $130.8 billion as of December 31, 2003. Account values increased 9% to $9.5 billion as of December 31, 2004 from $8.7 billion as of December 31, 2003. Revenues were $1,048, $982 and $958 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income in the Individual Life segment was $153, $145 and $133 for the years ended December 31, 2004, 2003 and 2002, respectively.

Principal Products

The Company holds a significant market share in the variable universal life product market and was the number one seller of variable life insurance, according to the Tillinghast VALUE Survey, in 2004, for the third year in a row. In 2004, the Company’s sales of individual life insurance were 50% variable universal life, 44% universal life and other, and 6% term life insurance.

Variable Universal Life - Variable universal life provides life insurance with a return linked to an underlying investment portfolio and the Company allows policyholders to determine their desired asset mix among a variety of underlying mutual funds. As the return on the investment portfolio increases or decreases, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. The Company’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds. Second-to-die policies are frequently used in estate planning for a married couple. Variable universal life account values were $5.4 billion and $4.7 billion as of December 31, 2004 and 2003, respectively.

Universal Life and Interest Sensitive Whole Life - Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2004, guaranteed no-lapse universal life represents less than 2% of life insurance in-force. The Company also sells second-to-die universal life insurance policies. Universal life and interest sensitive whole life account values were $3.4 billion and $3.3 billion as of December 31, 2004 and 2003, respectively.

Marketing and Distribution

Consistent with the Company’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate a multitude of retail sales channels. The Company sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. The Company is a market leader in selling individual life insurance through national stockbroker and financial institutions. In addition, the Company distributes individual life products through independent life and property-casualty agents and Woodbury Financial Services, a subsidiary retail broker dealer. To wholesale the Company’s products, the Company has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of the Company who are managed through a regional sales office system.

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

Group Benefits

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, employee assistance programs, travel assistance, group retiree health, and medical stop loss. The Hartford’s Group Benefits segment ranks number two in fully-insured group disability premium and number five in fully-insured life premium of U.S. group carriers according to LIMRA. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one, two or three year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. The Group Benefits segment generated fully insured ongoing premiums of $3.6 billion for the year ended December 31, 2004, and $2.3 billion for the years ended December 31, 2003 and 2002, respectively, of which group disability insurance accounted for $1.6 billion, $963, $961 in 2004, 2003 and 2002, respectively, and group life insurance accounted for $1.7 billion, $984 and $965 for the year ended December 31, 2004, 2003, and 2002, respectively. The Company held group disability reserves of $4.2 billion and $4.0 billion and group life reserves of $1.3 billion and $1.3 billion, as of December 31, 2004 and 2003, respectively. Net income in the Group Benefits segment was $229, $148 and $128 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company acquired the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation on December 31, 2003. This acquisition increased the scale of the Company’s group life, disability and accident operations, expanded the Company’s distribution and enhanced the Company’s capability to deliver outstanding products and services.

Principal Products

Group Disability - The Company is one of the largest carriers in the “large case” market of the group disability insurance business. The large case market, as defined by the Company, generally consists of group disability policies covering over 5,000 employees in a particular company. The Company is continuing its focus on the “small case” and “medium case” group markets, as well as its association/affinity market, emphasizing name recognition and reputation, financial strength and stability and the Company’s functional approach to claims management. The Company also offers voluntary, or employee-paid, short-term and long-term disability group benefits. The Company’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation, offering the support to help claimants return to an active, productive life after a disability. The Company also works with disability claimants to improve their approval rate for Social Security Assistance (i.e., reducing payment of benefits by the amount of Social Security payments received).

The Company’s short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the insured’s earned income up to a specified maximum benefit) to insureds when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insureds are unable to work due to disability. Insureds may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90 or 180 day waiting period and generally continue providing benefits until the insured reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the insured’s earned income up to a specified maximum benefit.

Group Life and Accident - Group term life insurance provides term coverage to employees and members of associations, affinity groups and financial institutions and their dependents for a specified period and has no accumulation of cash values. The Company offers options for its basic group life insurance coverage, including portability of coverage and a living benefit and critical illness option, whereby terminally ill policyholders can receive death benefits in advance. The Company also offers voluntary, or employee-paid, life group benefits and accidental death and dismemberment coverage either packaged with life insurance or on a stand-alone basis.

Other - The Company offers a host of other products and services, such as Family and Medical Leave Act Administration, Travel Assistance, GuidanceResources (an enhanced employee assistance and work/life program), group retiree health, and specialized insurance products for physicians. The Company provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. The Company also provides travel accident, hospital indemnity, supplemental health insurance for military personnel and their families and other coverages to individual members of various associations, affinity groups, financial institutions and employee groups.

Marketing and Distribution

The Company uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations. The Company increased its distribution channel in 2004 through the acquisition of CNA Group Benefits and intends to continue to expand the system in areas that offer the highest growth potential.

Competition

The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been very few new entrants into the group benefits insurance market over the past few years.

Other

The Company includes in an Other category its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

The Company sells variable individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company’s Japanese operation achieved $7.3 billion, $3.7 billion and $1.4 billion in variable annuity sales for the years ended December 31, 2004, 2003 and 2002, respectively. During the third quarter of 2004, Life introduced MVA fixed annuity products to provide a diversified product portfolio to customers in Japan. Japan fixed annuity sales for the year ended December 31, 2004 were $522. The growth in sales was the primary reason for the increased account values related to Japan, which grew to $14.7 billion as of December 31, 2004 up from $6.2 billion as of December 31, 2003.

In addition to the established operations in Japan and Brazil, Life has started a European operation, which is called Hartford Life Limited that will focus on selling investment and retirement accumulation products known as unit-linked bonds in the U.K. in the later part of 2005. Unit-linked bonds are similar to variable annuities marketed in the United States and Japan. Hartford Life has established operations in London, as well as Dublin, Ireland to help market and service its new business.

Reserves

Life insurance subsidiaries of the Company establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid claims and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect the Company’s actual experience when appropriate. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves. Additional information on reserves may be found in the Critical Accounting Estimates section of the MD&A under “Reserves”.

Ceded Reinsurance

In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2004, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.9. In addition, the Company has reinsured the majority of the minimum death benefit guarantees as well as the guaranteed minimum withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts. The Company also assumes reinsurance from other insurers. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2004, 2003 and 2002, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for the Company’s 2003 recapture of a block of business previously reinsured with an unaffiliated reinsurer. For further discussion see Note 6 of Notes to Consolidated Financial Statements.

Investments

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of HIM’s portfolio management approach, see the Investments General section of the MD&A.)

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

Employees

The Company has approximately 7,700 employees as of December 31, 2004.

Item 2. PROPERTIES

The Company’s principal executive offices are located in Simsbury, Connecticut. The Company’s home office complex consists of approximately 655 thousand square feet, and is leased from a third party by Hartford Fire Insurance Company (“Hartford Fire”), a direct subsidiary of The Hartford. This lease expires January 1, 2010. Expenses associated with these offices are allocated on a direct basis to the Company by Hartford Fire. The Company believes its properties and facilities are suitable and adequate for current operations.

Item 3. LEGAL PROCEEDINGS

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (“The Hartford”) is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that The Hartford and the five named individual defendants, as control persons of The Hartford, “disseminated false and misleading financial statements” by concealing that “[The Hartford] was paying illegal and concealed ‘contingent commissions’ pursuant to illegal ‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions have been filed in the same court on behalf of participants in The Hartford’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford’s Pension Fund Trust and Investment Committee, The Hartford’s Pension Administration Committee, The Hartford’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions also have been filed in the same court. The complaints, brought in each case by a shareholder on behalf of The Hartford against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Seven putative class actions also have been filed by alleged policyholders in federal district courts, one in the Southern District of New York, two in the Eastern District of Pennsylvania, three in the Northern District of Illinois, and one in the Northern District of California, against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from a class of defendant insurers. These state court actions assert unjust enrichment claims and violation of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Cook County action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed the Cook County action to the United States District Court for the Northern District of Illinois. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that most or all of these actions will be transferred to the United States District Court for the District of New Jersey. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

Additional complaints may be filed against The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Hartford’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that The Hartford may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

PART II

Item 5.	MARKET FOR HARTFORD LIFE’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of the Company’s outstanding shares are ultimately owned by The Hartford. As of February 18, 2005, the Company had issued and outstanding 1,000 shares of Common Stock at $0.01 par value per share. There is no established public trading market for the Company’s Common Stock.

For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends” and “Liquidity Requirements.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”) as of December 31, 2004, compared with December 31, 2003, and its results of operations for each of the three years in the period ended December 31, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Overview	14
Critical Accounting Estimates	19
Consolidated Results of Operations: Operating Summary	24
Retail Products Group	27
Institutional Solutions Group	29
Individual Life	31
Group Benefits	33
Investments	34
Investment Credit Risk	40
Capital Markets Risk Management	46
Capital Resources and Liquidity	52
Effect of Inflation	57
Impact of New Accounting Standards	57

OVERVIEW

The Company has four reportable operating segments: Retail Products Group, Institutional Solutions Group, Individual Life and Group Benefits. The Company provides investment and retirement products such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products; structured settlements; private placement life insurance; individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.

The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life, group disability and individual term insurance products.

The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of the deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.

The Company’s profitability in its variable annuity, mutual fund and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts and the market return of the funds, which is heavily influenced by the return on the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, for instance, variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions of mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.

The profitability of the Company’s fixed annuities and other spread based products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.

The Company’s profitability in its individual life insurance and group benefits businesses depends largely on the size of its in force block, the adequacy of product pricing and underwriting discipline, actual mortality and morbidity experience, and the efficiency of its claims and expense management.

Performance Measures

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis from the contract holder’s account. For individual life insurance products, fees are contractually defined percentages based on levels of insurance, age, premiums and deposits collected and contractholder account value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income generated from investment type contracts.

	For the Years Ended
Product/Key Indicator Information	2004	2003	2002
United States Variable Annuities
Account value at December 31,	$99,617	$86,501	$64,343
Net flows	5,471	7,709	2,127
Change in market value	7,645	14,449	(12,365)
Retail Mutual Funds
Assets under management at December 31,	$25,240	$20,301	$14,079
Net sales	2,505	2,155	1,951
Change in market value	2,522	4,142	(3,232)
Individual Life Insurance
Variable universal life account value at December 31	$5,356	$4,725	$3,648
Total life insurance inforce	139,889	130,798	126,680
S&P 500 Index
Year end closing value	1,212	1,112	880
Daily average value	1,131	965	995

Net Investment Income and Interest Credited

Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. In addition, insurance type contracts such as those sold by the Group Benefits segment collect premiums (discussed below) for protection from losses specified in the particular insurance contract. These deposits and premiums together comprise the majority of the assets of the general account that are invested to generate investment income for the Company. The investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract. As discussed in the overview, the amount of investment income earned in excess of the interest credited to the contract holder is the spread income earned by the Company. For insurance type contracts, net investment income earned during the time that premiums are invested prior to paying claims and expenses supports the profitability of these products.

	For the Years Ended
Net Investment Income	2004	2003	2002
Retail Products Group segment	$1,077	$494	$368
Institutional Solutions Group segment	1,061	995	977
Individual Life segment	302	256	262
Group Benefits segment	375	264	258
Other	1,079	32	(16)
Total net investment income	$3,894	$2,041	$1,849

Interest Credited on General Account Assets
Retail Products Group segment	$880	$325	$256
Institutional Solutions Group segment	587	566	547
Individual Life segment	216	192	196
Other	798	—	—
Total interest credited on general account assets	$2,481	$1,083	$999

The significant increase in net investment income and interest credited in the Retail Products Group segment and Other and, to a lesser extent Individual Life segment, was largely the result of the adoption of SOP 03-1. The adoption of SOP 03-1 resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and interest credited. The increase in net investment income for the Group Benefits segment was primarily due to the acquisition of the group benefits business of CNA at December 31, 2003.

Premiums

As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policy holder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefit plans, typically January 1 or July 1. Persistency is a measure of business retention during a renewal period.

	For the Years Ended
Group Benefits Segment	2004	2003	2002
Total premiums and other consideration	$3,652	$2,362	$2,327
Fully insured ongoing sales	632	507	597
Persistency [1]	88%	81%	83%

[1]	The persistency rate represents the employer group life and disability business, which accounts for 65-70% of inforce premiums, excluding the CNA acquisition. For comparability purposes, the 2004 persistency rate excludes the CNA acquisition.

The significant increase in premiums for the Group Benefits segment in 2004 compared to 2003 is the result of the earned premium growth as the result of the CNA Acquisition as well as in the pre-acquisition Group Benefits business. The increase in earned premiums of the pre-acquisition Group Benefits business was driven by sales and favorable persistency.

Expenses

There are three major categories for expenses. The first category of expenses is benefits and claims. These include the costs of mortality and morbidity, particularly in the group benefits and mortality in the individual life businesses, as well as other contract holder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by total premiums and other considerations, as a key indicator of underwriting performance. Since the Group Benefits segment occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyout may distort the loss ratio.

The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pretax income before the cost of this amortization. The individual annuity business within the Retail Products Group segment accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the Years Ended
	2004	2003	2002
Retail Products Group
Insurance expenses, net of deferrrals	$742	$602	$568
Expense ratio (individual annuity)	18.3 bps	22.0 bps	24.5 bps
DAC amortization ratio (individual annuity)	50.8%	49.6%	47.0%

Individual Life
Death benefits	$245	$224	$232
Insurance expenses, net of deferrals	$164	$161	$159

Group Benefits
Total benefits and claims	$2,703	$1,862	$1,878
Loss ratio (excluding buyout premiums)	74.0%	78.5%	80.6%
Insurance expenses, net of deferrals	$989	$553	$524
Expense ratio	27.7%	24.6%	23.4%

The increase in the expense ratio for the Group Benefits segment in 2004 compared to 2003 is the result of the CNA Acquisition. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment and this business typically has lower expected loss ratios and higher expected commission ratios than other products within the business.

Profitability

Management evaluates the rates of return various businesses can provide as a way of determining where additional capital is invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

Ratios	2004	2003	2002
Retail Products Group
Individual annuity return on assets	44.8 bps	45.9 bps	41.8 bps

Group Benefits
After tax margin	6.3%	6.4%	5.5%

Regulatory Developments

In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning

The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 29, 2004, the New York Attorney General’s Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford, of 217,074 shares of The Hartford’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to idemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined. The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against The Hartford, the SEC, and the New York Attorney General’s Office are likely to take some action at the conclusion of the on-going investigations related to market timing and directed brokerage. The potential timing of any such action is difficult to predict, and The Hartford’s ultimate liability, if any, from any such action is not reasonably estimable at this time. If such an action is brought, it could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation

As The Hartford has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; insurance reserves; deferred policy acquisition costs and present value of future profits; valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.

Reserves for Future Policy Benefits, Unpaid Claims, Claim Adjustment Expenses, Other Policyholder Funds and Benefits Payable

The Company’s life insurance subsidiaries establish and carry as liabilities, predominantly, three types of reserves: (1) a liability for amounts that accrue to the benefit of the policyholder as of the financial statement date, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits. Reserves also include amounts for unearned premiums. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance, variable life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.

Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid claims and future policy benefits. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by estimating the present value of future policy benefits to be paid to or on behalf of policyholders less the estimated present value of future net premiums. The methods used in determining the liability for unpaid claims and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as sex, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments

The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

(“SFAS No. 115”). Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” as defined in SFAS No. 115, with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. The limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer’s credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2004 and 2003, primarily consisted of non-144A private placements and have an average duration of 4.8 and 4.4, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2004 and 2003:

	2004		2003
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$40,902	80.9%	$39,857	81.0%
Priced via broker quotations	3,319	6.6%	3,273	6.7%
Priced via matrices	4,018	7.9%	3,445	7.0%
Priced via other methods	31	0.1%	301	0.6%
Short-term investments [1]	2,261	4.5%	2,321	4.7%

Total	$50,531	100.0%	$49,197	100.0%

Total general accounts			$37,462	76.1%
Total guaranteed separate accounts [2]			$11,735	23.9%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Valuation of Derivative Instruments

Derivative instruments are reported at fair value based upon either independent market quotations or pricing valuation models which utilize independent third party data as inputs. Other than the guaranteed minimum withdrawal benefit (“GMWB”) and the associated reinsurance contracts, which are discussed below, approximately 72% of derivatives, based upon notional values, were priced via valuation models and the remaining 28% of derivatives were priced via independent market quotations.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”), that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Once an impairment charge has been recorded, the Company continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Financial Accounting Standards Board (“FASB”) voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments”, (“EITF Issue No. 03-1”), in order to redeliberate certain aspects of the consensus. The ultimate completion of EITF Issue No. 03-1 may impact the Company’s current other-than-temporary impairment evaluation process.

Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives

An embedded derivative instrument is reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. The Company has calculated the fair value of the GMWB embedded derivative liability based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index is based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices is based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve is used to determine the present value of expected future cash flows produced in the stochastic projection process.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2004 and 2003, the carrying value of the Company’s DAC was $7.4 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2004 and 2003. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for both years ended December 31, 2004 and 2003.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 25% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at December 31, 2004. If the Company assumed a 9% average long-term rate of growth from December 31, 2004 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative decrease to amortization would be approximately $80-$90, after-tax. If instead the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $45-$50, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,212 on December 31, 2004), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2004, the Company believed variable annuity separate account assets could fall by at least 45% before portions of its DAC asset would be unrecoverable.

Contingencies

Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. A loss is recorded if estimable and probable. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more likely than any other, the Company records an estimated reserve at the low end of the range of losses. The majority of contingencies currently being evaluated by the Company relate to litigation matters, which are inherently difficult to evaluate and subject to significant changes.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
				Change	Change

Fee income and other	$3,245	$2,891	$2,697	12%	7%
Earned premiums	4,072	3,086	2,697	32%	14%
Net investment income [1]	3,894	2,041	1,849	91%	10%
Net realized capital gains (losses)	149	40	(308)	NM	NM

Total revenues	11,360	8,058	6,935	41%	16%

Benefits, claims and claim adjustment expenses [1]	6,630	4,616	4,158	44%	11%
Insurance expenses and other	2,116	1,544	1,405	37%	10%
Amortization of deferred policy acquisition costs and present value of future profits	978	769	628	27%	22%
Interest expense	97	117	112	(17%)	4%
Dividends to policyholders	29	63	65	(54%)	(3%)

Total benefits, claims and expenses	9,850	7,109	6,368	39%	12%

Income before income tax expense and cumulative effect of account change	1,510	949	567	59%	67%
Income tax expense	168	180	10	(7%)	NM

Income before cumulative effect of accounting change	1,342	769	557	75%	38%

Cumulative effect of accounting changes, net of tax[2]	(23)	—	—	—	—

Net income	$1,319	$769	$557	72%	38%

[1]
With the adoption of SOP 03-1, certain annuity and individual life products were required to be accounted for in the general account. This change in accounting resulted in an increase of $1,637 in net investment income, an increase of $1,387 in benefits, claims and claim adjustment expenses and a decrease of $131 in other revenues for the year ended December 31, 2004, respectively.

[2]	For the years ended December 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

The Company defines the following as “NM” or not meaningful: increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company changed its reportable operating segments in 2004 from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance. Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also includes, in an Other category, its international operations, which are primarily located in Japan and Brazil; net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

2004 Compared to 2003 — Net income increased due primarily to business growth in virtually all lines of business as discussed below, a lower effective income tax rate, and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains.) During the third quarter of 2004, the Internal Revenue Service completed its examination of the 1998-2001 tax years. (For further discussion see Note 12 of Notes to Condensed Consolidated Financial Standards under Tax Matters). The Company recorded in the third quarter of 2004 a tax benefit of $190, consisting primarily of a change in estimate of the dividends-received deduction (“DRD”) tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year.

Net income in the Retail segment increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. Partially offsetting the increase in the Retail segment was lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1. Net income in the Group Benefits segment increased due primarily to increased earned premiums and net investment income growth, primarily resulting from the Company’s acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation (“CNA Acquisition”). In addition, the Group Benefits segment was impacted by favorable persistency in most businesses and lower benefit costs in the group life line. Net income in the Institutional segment was higher as a result of a decrease in other expenses related to private placement life insurance business compared to the respective prior year period. The decrease in other expenses for the current year is attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp Services, LLC (“Bancorp”) litigation. Additionally, net income was higher for Individual Life and the international operations. The increase in Individual Life earnings was primarily driven by improved net investment spread including the effects of prepayments and growth in account values and life insurance inforce. Net income for the international operations, which is included in the other category, increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $14.7 billion at December 31, 2004 from $6.2 billion at December 31, 2003. During 2004, the Company introduced market value adjusted fixed annuity products to provide a diversified product portfolio to customers in Japan.

The effective tax rate was 11% for the current year as compared to an effective tax rate of 19% for the respective prior year period. The lower effective tax rate was attributed to tax related items, as discussed above, of $190 and a 2004 tax year DRD benefit of $132, as compared to tax related items of $30 and a 2003 tax year DRD benefit of $87 reported for the years ended December 31, 2004 and 2003, respectively. Slightly offsetting the positive earnings drivers for the year ended December 31, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. The adoption of SOP 03-1 also resulted in certain changes in presentation in the Company’s financial statements, including reporting of the spreads on the Company’s MVA fixed annuities and variable annuity products offered in Japan on a gross basis in net investment income and benefits expense. Exclusive of the cumulative effect, overall application of SOP 03-1 resulted in an immaterial reduction in net income. (For further discussion of the impact of the Company’s adoption of SOP 03-1, see Note 2 of Notes to Condensed Consolidated Financial Statements).

2003 Compared to 2002 - Net income increased for the year ended December 31, 2003 due primarily to the growth in the Retail segment and a decrease in net realized capital losses compared to 2002. The earnings growth in the Retail segment is due to an increase in fee income and net investment income. Fee income in the Retail segment was higher in 2003 compared to 2002, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales as well as market appreciation. Net investment income in Retail increased due to higher general account assets in the individual annuity business. Also contributing to the net income growth was higher earnings in Group Benefits, primarily due to increases in earned premiums and favorable claims. Additionally, Individual Life experienced earnings growth due to increases in fees and cost of insurance as life insurance in-force grew and aged, and variable universal life account values increased 30% due primarily to the growth in the equity markets and favorable mortality. Partially offsetting these increases was a decrease in Institutional net income for the year ended December 31, 2003, as compared to the prior year period. This decrease is attributed to a $40 after-tax charge, recorded in the third quarter of 2003 associated with the settlement of the Bancorp litigation. In addition, there was an $8 after-tax benefit recorded in the first quarter of 2002 related to favorable development on the Company’s estimated September 11 exposure.

The effective tax rate increased in 2003 when compared with 2002 as a result of higher earnings and lower DRD related tax items. The tax provision recorded during 2003 reflects a benefit of $30, consisting primarily of a change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of actual 2002 investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. This compares with a tax benefit of $76 recorded in 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $87 as compared to $63 for the year ended December 31, 2002.

Outlook

In 2004, the Company experienced record earnings driven by strong growth in assets under management, favorable premium growth and loss ratios in Group Benefits, strong expense management, and a one-time DRD tax benefit related to prior years of $190. Due to gains in the equity markets and positive net flows, assets under management grew 18% resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as each segment’s ability to attract new customers and attract and retain assets under management. Please refer to each segment’s results for outlooks on specific segments and products. Also, contributing to the Company’s performance in 2004 was increased earnings in the Other category, which was primarily the result of the growth in assets under management in the international operations. This growth was driven by record sales of $7.8 billion and positive net flows in Japan, which combined with gains in the equity market increased assets under management to $14.7 billion at December 31, 2004 from $6.2 billion at December 31, 2003. Although the Company’s international operations experienced significant growth during 2004, Japanese regulations combined with competition could adversely affect the Company’s ability to exceed or sustain the level of new sales and net flows attained in 2004.

Segment Results

Below is a summary of net income (loss) by segment.

	2004	2003	2002

Retail	$526	$430	$356
Institutional	124	83	108
Individual Life	153	145	133
Group Benefits	229	148	128
Other [1]	287	(37)	(168)

Net income	$1,319	$769	$557

[1]	Includes tax benefits reflecting the impact of audit settlements of $190, $0 and $76 for the years ended December 31, 2004, 2003 and 2002.

A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL PRODUCTS GROUP

     Operating Summary

				2004 vs.	2003 vs.
				2003	2002
	2004	2003	2002	Change	Change

Fee income and other	$2,098	$1,703	$1,591	23%	7%
Earned premiums	7	(31)	(24)	NM	(29%)
Net investment income	1,077	494	368	118%	34%
Net realized capital gains	—	21	7	NM	200%

Total revenues	3,182	2,187	1,942	45%	13%

Benefits, claims and claim adjustment expenses	1,120	568	486	97%	17%
Insurance operating costs and other expenses	742	602	568	23%	6%
Amortization of deferred policy acquisition costs and present value of future profits	661	509	436	30%	17%

Total benefits, claims and expenses	2,523	1,679	1,490	50%	13%

Income before income tax expense and cumulative effect of account change	659	508	452	30%	12%
Income tax expense	114	78	96	46%	(19%)

Income before cumulative effect of accounting change	545	430	356	27%	21%
Cumulative effect of accounting change, net of tax [1]	(19)	—	—	—	—

Net Income	$526	$430	$356	22%	21%

				2004 vs.	2003 vs.
				2003	2002
Assets Under Management	2004	2003	2002	Change	Change

Individual variable annuity account values	$99,617	$86,501	$64,343	15%	34%
Individual fixed annuity and other account values	11,384	11,215	10,565	2%	6%
Other retail products account values	6,713	4,654	2,972	44%	57%

Total account values [2]	117,714	102,370	77,880	15%	31%
Retail mutual fund assets under management	25,240	20,301	14,079	24%	44%
Other mutual fund assets under management	1,396	953	480	46%	99%

Total mutual fund assets under management	26,636	21,254	14,559	25%	46%
Total assets under management	$144,350	$123,624	$92,439	17%	34%

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholders balances for investments contracts and reserve for future policy benefits for insurance contracts.

The Retail Products Group segment focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds, retirement plan services and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.

2004 Compared to 2003 — Net income increased for the year ended December 31, 2004, principally driven by higher fee income from double digit growth in the assets under management in virtually all businesses of the segment and strong expense management. Fee income generated by the variable annuity operation increased, as average account values were higher in the current year compared to the respective prior year periods. The increase in average account values can be attributed to market appreciation of $7.6 billion and net flows of $5.5 billion during 2004. Another contributing factor to the increase in fee income was the increase in assets under management in the mutual fund and 401(k) businesses. Retail mutual fund assets under management increased 24% principally due to net sales and market appreciation of $2.5 billion each during 2004. In addition, 401(k) assets under management grew 40% to $7.3 billion as a result of favorable net flows and market conditions.

Partially offsetting the positive earnings drivers discussed above were higher DAC amortization costs, lower income from the fixed annuity business and the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. DAC amortization was higher in the current year as compared to the prior year due to higher subsequent deposit activity, primarily in individual annuity. The decrease in net income in the fixed annuity business in 2004 compared to 2003 was principally due to lower investment spread from the market value adjusted (“MVA”) product. With the adoption of SOP 03-1, the Company includes the investment return from the fixed annuity product in net investment income and includes interest credited to contract holders in the benefits, claims and expenses line on the income statement rather than reporting the net spread in fee income and other. Additionally, income tax expense was higher for the current year due primarily to higher income earned by the segment. This increase was largely offset by a higher DRD tax benefit of $115 related to the 2004 tax year reported for the year ended December 31, 2004, as discussed above, as compared to the DRD tax benefit of $79 related to the 2003 tax year reported in the comparable prior year period.

2003 Compared to 2002 - Net income was higher driven by an increase in revenues in the individual annuity and other retail product operations as a result of the strong net flows and growth in the equity markets during 2003 and strong expense management. Net income increased due to an increase in fee income in Retail. Fee income in Retail was higher in 2003 compared to 2002, as a result of higher average account values, specifically in individual annuities and mutual fund businesses, due primarily to stronger variable annuity sales and the higher equity market values compared to the prior year. Net investment income increased due to higher general account assets. General account assets for the individual annuity business were $9.4 billion as of December 31, 2003, an increase of approximately $800 or 9% from 2002, due primarily to an increase in individual annuity sales, with the majority of those new sales electing to use the dollar cost averaging (“DCA”) feature. The DCA feature allows policyholders to earn a credited interest rate in the general account for a defined period of time as their invested assets are systematically invested into the separate account funds. Additionally, there was increased interest credited in the individual annuity operation as a result of higher general account asset levels and an increase in amortization of deferred policy acquisition costs related to the individual annuity business due to higher gross profits.

In addition, net income increased in 2003 compared to 2002 due to the favorable impact of $19, resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The change in estimate was the result of 2002 actual investment performance on the related separate accounts being unexpectedly out of pattern with past performance, which had been the basis for the estimate. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $79 as compared to $59 for the year ended December 31, 2002.

Outlook

Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Individual annuity sales in 2004 were $15.7 billion (a 5% decrease) compared to $16.5 billion in 2003, and 401(k) products experienced an increase of 37% in sales in 2004 compared to 2003.

Significantly contributing to the Company’s variable annuity sales during 2004 and 2003 was Principal First, a guaranteed minimum withdrawal benefit (GMWB) rider, which was developed in response to our customers’ needs. However, competition has increased substantially in this market with most major variable annuity writers now offering GMWB riders and as a result, the Company may not be able to sustain the level of sales attained in 2004. In an effort to meet diverse customer needs, in the fourth quarter of 2004 the Company introduced Principal First Preferred, a lower cost GMWB alternative to Principal First. The success of this new product will ultimately be based on customer acceptance. According to VARDS, the Company had 11.87% market share as of December 31, 2004 as compared to 12.6% at December 31, 2003. With the increased competition in the variable annuity market causing lower sales levels from the record level in 2003, combined with an aging block of business, net flows may decline from levels experienced in 2004. This will be largely dependent on the Company’s ability to retain contractholder’s account values as they reach the end of the surrender charge period of their contract. In addition, net flows in the Company’s fixed annuity block may be impacted by approximately $2 billion of contracts reaching renewal dates in 2005 at crediting rates significantly above those offered currently.

The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, the Company may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to the Company of individual annuities, such as guaranteed minimum death benefit (“GMDB”) and GMWB benefits. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to the Company of GMDB and GMWB benefits associated with individual annuities. The Company attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for the Company will be affected by the effectiveness of the risk management strategies the Company has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread based products sold in the Retail segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business where the contract holder’s rate guarantee expires in the upcoming year, and the future interest rate environment.

INSTITUTIONAL SOLUTIONS GROUP

Operating Summary

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
				Change	Change

Fee income and other	$307	$308	$356	—	(13%)
Earned premiums	471	795	421	(41%)	89%
Net investment income	1,061	995	977	7%	2%
Net realized capital losses	7	12	3	(42%)	NM

Total revenues	1,846	2,110	1,757	(13%)	20%

Benefits, claims and claim adjustment expenses	1,513	1,749	1,369	(13%)	28%
Insurance operating costs and other expenses	100	152	162	(34%)	(6%)
Dividends to policyholders	27	60	62	(55%)	(3%)
Amortization of deferred policy acquisition costs	37	34	8	9%	NM

Total benefits, claims and expenses	1,677	1,995	1,601	(16%)	25%

Income before income tax expense and cumulative effect of account change	169	115	156	47%	(26%)
Income tax expense	44	32	48	38%	(33%)

Income before cumulative effect of Accounting change	125	83	108	51%	(23%)
Cumulative effect of accounting change, net of tax [1]	(1)	—	—	—	—

Net Income	$124	$83	$108	49%	(23%)

				2004 vs.	2003 vs.
				2003	2002
Assets Under Management	2004	2003	2002	Change	Change

Institutional account values	$14,599	$12,660	$9,738	15%	30%
Governmental account values	9,962	8,965	7,211	11%	24%

Private Placement Life Insurance account values:

Variable products	22,498	20,993	19,674	7%	7%
Leveraged COLI	2,529	2,524	3,321	—	(24%)

Total Private Placement Life Insurance account values [2]	25,027	23,517	22,995	6%	2%
Mutual fund assets under management	1,432	1,208	762	19%	59%

Total assets under management	$51,020	$46,350	$40,706	10%	14%

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts

The Institutional Solutions Group primarily offers customized wealth creation and financial protection for institutions, corporate and government employers and high net worth individuals through its three business units: Government, Institutional Investment Products (“IIP”) and private placement life insurance (“PPLI”) (formerly Corporate Owned Life Insurance or “COLI”).

2004 Compared to 2003 - Net income for the year ended December 31, 2004 increased primarily due to decreases in other expenses related to PPLI business compared to the prior year. The decrease in other expenses was primarily attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp litigation. In addition, the governmental business contributed higher income for the current year. This increase was primarily attributable to higher revenues earned from the growth in the average account values as a result of positive net flows and market appreciation since the prior year coupled with improved spreads and expense management.

Partially offsetting increases in segment net income for the current year was lower income from the IIP and PPLI businesses, excluding the settlement of the Bancorp litigation. For a discussion of the Bancorp litigation, see Note 12 of Notes to Consolidated Financial Statements. The decrease in net income in the IIP was due primarily to lower spread income and slightly higher insurance operating costs for the year ended December 31, 2004 as compared to 2003. In addition, the IIP reported lower earnings for the current year compared to the prior year due to favorable mortality experience in 2003. PPLI also experienced lower earnings for the year ended December 31, 2004 as compared to 2003 due to lower average leveraged COLI account values.

Additionally, income tax expense was higher for the current year due primarily to decreases in other expenses related to the PPLI business, as discussed above. This increase in income tax expense was partially offset by a higher DRD tax benefit of $11 related to the 2004 tax year, as compared to the DRD tax benefit of $4 related to the 2003 tax year reported in the prior year period.

2003 Compared to 2002 - Net income decreased in 2003 compared to 2002 principally as a result of lower income from the PPLI business due to an increase in other expenses. Other expenses increased due primarily to a $40 after-tax expense, related to the Bancorp litigation expense recorded in 2003 compared with the $11 after-tax expense recorded in 2002.

Excluding the expenses associated with the Bancorp litigation, net income increased $4 or 9%, primarily due to higher income in the institutional investment products business as a result of favorable mortality experience and growth in average assets over the last twelve months. General account assets under management related to the IIP increased 32% since December 31, 2002, to $9.9 billion as of December 31, 2003. The increase in general account assets was primarily due to higher net flows and market appreciation related to institutional annuities and structured settlement products. Partially offsetting the increase in earnings in the IIP was lower PPLI income due to the decline in leveraged COLI account values as a result of surrender activity and lower sales volume of PPLI products in 2003 as compared to the prior year. In addition, amortization of deferred policy acquisition costs increased as a result of higher sales in the institutional investment products business.

Outlook

The future net income of this segment will depend on the Company’s ability to increase assets under management and maintain its investment spread earnings on the majority of the products sold in largely the IIP and Government businesses. These markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2004. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion-dollar retail market, and a nearly trillion dollar institutional market. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The leveraged COLI business, while in run-off, has been an important contributor to PPLI’s profitability in recent years and will continue to contribute to the profitability of the Company albeit at lower levels. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE

Operating Summary

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
				Change	Change

Fee income and other	$767	$747	$705	3%	6%
Earned premiums	(21)	(20)	(8)	(5%)	(150%)
Net investment income	302	256	262	18%	(2%)
Net realized capital losses	—	(1)	(1)	—	—

Total revenues	1,048	982	958	7%	3%

Benefits, claims and claim adjustment expenses	480	436	443	10%	(2%)
Amortization of deferred policy acquisition costs	180	176	160	2%	10%
Insurance operating costs and other expenses	164	161	159	2%	1%

Total benefits, claims and expenses	824	773	762	7%	1%

Income before income tax expense and cumulative effect of account change	224	209	196	7%	7%
Income tax expense	70	64	63	9%	2%

Income before cumulative effect of accounting change	154	145	133	6%	9%
Cumulative effect of accounting change, net of tax[1]	(1)	—	—	—	—

Net Income	$153	$145	$133	6%	9%

Account Values

Variable universal life	$5,356	$4,725	$3,648	13%	30%
Universal life/interest sensitive whole life	3,402	3,259	3,139	4%	4%
Modified guaranteed life and other	729	742	770	(2%)	(4%)

Total account values	$9,487	$8,726	$7,557	9%	15%

Life Insurance Inforce

Variable universal life insurance	$69,089	$67,031	$66,715	3%	—
Universal life/interest sensitive whole life	39,109	38,320	38,457	2%	—
Modified guaranteed life and other	31,691	25,447	21,508	25%	18%

Total life insurance inforce	$139,889	$130,798	$126,680	7%	3%

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.

2004 Compared to 2003 - Net income in the Individual Life segment increased for the year ended December 31, 2004 as compared to the prior year, primarily driven by business growth and improved investment spreads. Account values and inforce grew 9% and 7% from 2003 to 2004. Net investment income increased for the current year as compared to the prior year primarily due to the adoption of SOP 03-1, growth in general account values and prepayments on bonds. The adoption of SOP 03-1 also resulted in increases in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the year ended December 31, 2004 as compared to the prior year period for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product. Fee income increased primarily due to increased cost of insurance charges as life insurance inforce grew and aged and variable universal life account values increased driven by favorable equity markets and new sales. The increase in benefits, claims and claim adjustment expenses was primarily due to the absence in 2004 of the unusually favorable mortality experienced in 2003, along with continued growth and aging of the inforce. Business growth resulted in increased insurance operating costs and expenses for the year compared to prior year. Additionally, income tax expense was higher for the year ended December 31, 2004 due primarily to earnings growth, as discussed above. Income tax expense includes a DRD tax benefit of $5 related to the 2004 tax year, whereas, income tax expense for 2003 includes a total DRD tax benefit of $6.

2003 Compared to 2002 - Net income increased due to increases in fee income. Fees increased primarily due to increased cost of insurance charges as life insurance inforce grew and aged, and variable universal life account values increased 30%, driven by the growth in the equity markets in 2003. Also contributing to the increase in net income was a decrease in benefit costs in 2003 as compared to 2002 due to favorable mortality rates compared to the prior year. Additionally, net income for the year ended December 31, 2003 includes the favorable impact of $2 DRD benefit resulting from the Company’s previously discussed change in estimate of the DRD tax benefit reported during 2002. The total DRD benefit related to the 2003 tax year for the year ended December 31, 2003 was $4 as compared to $3 for the year ended December 31, 2002.

Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased use of reinsurance. The decrease in net investment income was due primarily to lower investment yields.

Outlook

Individual Life sales grew to $233 in 2004 from $196 in 2003 with renewed customer interest in variable universal life products and the successful introduction of new universal life and variable universal life products. Variable universal life sales and account values remain sensitive to equity market levels and returns. The Company also continues to introduce new and enhanced products, which are expected to increase new sales. The Company continues to pursue broader and deeper distribution opportunities to increase sales. However, the Company continues to face uncertainty surrounding estate tax legislation, aggressive competition from life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding reserving practices for universal life products with no-lapse guarantees.

GROUP BENEFITS

Operating Summary

				2004 vs.	2003 vs.
				2003	2002
	2004	2003	2002	Change	Change

Earned premiums and other	$3,652	$2,362	$2,327	55%	2%
Net investment income	375	264	258	42%	2%
Net realized capital gains (losses)	1	(2)	(3)	NM	33%

Total revenues	4,028	2,624	2,582	54%	2%

Benefits, claims and claim adjustment expenses	2,703	1,862	1,878	45%	(1%)
Insurance operating costs and other expenses	989	553	524	79%	6%
Amortization of deferred policy acquisition costs	23	18	17	28%	6%

Total benefits, claims and expenses	3,715	2,433	2,419	53%	1%

Income before income tax expense	313	191	163	64%	17%
Income tax expense	84	43	35	95%	23%

Net income	$229	$148	$128	55%	16%

				2004 vs.	2003 vs.
				2003	2002
Earned Premiums and Other	2004	2003	2002	Change	Change

Fully insured – ongoing premiums	$3,611	$2,302	$2,295	57%	—
Buyout premiums	4	40	13	(90%)	NM
Other	37	20	19	85%	5%

Earned premiums and other total	$3,652	$2,362	$2,327	55%	2%

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, employee assistance programs, travel assistance, group retiree health, and medical stop loss. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.

2004 Compared to 2003 - Net income increased for the year ended December 31, 2004 as compared to the prior year due to earned premium growth and net investment income growth as the result of the CNA Acquisition. The increase in earned premiums was driven by sales (excluding buyouts) of $632 for the current year, representing an increase of 25% over sales reported in the prior year, and favorable persistency. Although benefits, claims and claim adjustment expenses increased, the segment’s loss ratio was 74% for the current year as compared to 79% for the prior year, which contributed favorably to net income. The loss ratio for the year was the result of improved mortality and morbidity experience as well as a change in the mix of business (discussed below) that results in a lower loss ratio and higher expense ratio. Partially offsetting these favorable items for current year as compared to the prior year were higher commissions due to higher sales and premiums previously discussed. Additionally, operating costs increased due to the growth in the segment and the CNA Acquisition. Consistent with the increase in operating costs, the segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 28% for the year ended December 31, 2004, respectively, from 25% for prior year. As part of the CNA Acquisition, a larger block of affinity business is now included in the Group Benefits segment. This business typically has lower expected loss ratios and higher expected commission ratios than other products within the business.

2003 Compared to 2002 - Net income increased primarily due to increases in earned premiums and favorable claims experience. Premium growth was not as high as anticipated, however, due to lower sales to new customers in 2003 and lower persistency on renewals reflecting a competitive marketplace. However, the segment reported an increase in total buyout premiums. Buyouts involve the acquisition of claim liabilities from another carrier for a purchase price calculated to cover the run off of those liabilities plus administration expenses and profit. Due to the nature of the buyout marketplace, the predictability of buyout premiums is uncertain. Although, total benefits, claims and expenses increased for the year ended December 31, 2003, total benefits, claims and expenses excluding buyouts decreased $43, or 2%, over the same period. The segment’s loss ratio was 79%, down from 81% in 2002. Partially offsetting these factors that contributed to the increased net income was an increase in insurance operating costs and other expenses due to the premium growth previously described and continued investments in technology, service and distribution. The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations, excluding buyouts, was 25%, increasing slightly from 23% in 2002.

Outlook

Following the majority of the integration effort of the acquired group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation, the Company anticipates the increased scale of the group life and disability operations and the expanded distribution network for its products and services will generate low double digit sales growth in 2005. Sales, however, may be negatively affected by the competitive pricing environment in the marketplace. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines. The two significant factors in evaluating this business are the loss ratio and the expense ratio. Based on historical experience trends and variability in the Group Benefits business, management expects the loss ratio in future periods to be in the range of 73% to 76% and the expense ratio to be in the range of 27% to 29%.

Despite the current market conditions, including low interest rates, rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage off of its strength in claim practices, risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services.

INVESTMENTS

General

The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.)

HIM’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro economic outlook of technical trends (e.g. interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring is performed by asset class specialists working within dedicated portfolio management teams.

HIM portfolio managers may sell securities, except those securities in an unrealized loss position for which the Company has indicated its intent and ability to hold until the price recovers, due to portfolio guidelines or market technicals or trends. For example, the Company may sell securities to capture market valuation inefficiencies or relative value opportunities through security or sector rotation, to remain compliant with internal asset/liability duration matching guidelines often times a result of changes in interest rates, or to modify a portfolio’s duration to capitalize on interest rate levels or yield curve slope.

HIM believes that advantageously buying and selling securities within a structured purchasing, monitoring and selling framework, provides the greatest economic value for the Company over the long-term.

The primary investment objective of Hartford Life’s general account is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity relative to that of policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures”.

Pursuant to the adoption of SOP 03-1, as discussed in Note 2 of Notes to Consolidated Financial Statements, on January 1, 2004, the Company reclassified $18.1 billion of separate account assets to the general account. Of this amount, $11.7 billion was associated with guaranteed separate accounts and was primarily comprised of fixed maturities. These assets are classified as available-for-sale securities with changes in fair value reported in other comprehensive income. In addition, $6.2 billion is primarily comprised of equity securities related to variable annuity products offered in Japan. These assets are classified as trading securities with changes in fair value reported in net investment income. The remaining amount of $200 related to policy loans on private placement life insurance products.

Return on general account invested assets is an important element of Hartford Life’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 36%, 26% and 22% of the Company’s consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the percentage of consolidated revenues for 2004, as compared to the prior years, is primarily due to income earned on separate account assets reclassified to the general account as a result of the adoption of SOP 03-1.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 74% and 91% of the fair value of its invested assets as of December 31, 2004 and 2003, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 17% and 19% of the fair value of its invested assets as of December 31, 2004 and 2003, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments”.)

The following table identifies the invested assets by type held in the general account as of December 31, 2004 and 2003.

Composition of Invested Assets
	2004		2003
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale, at fair value	$50,531	73.5%	$37,462	91.0%
Equity securities, available-for-sale, at fair value	525	0.8%	357	0.9%
Equity securities, held for trading, at fair value	13,634	19.8%	—	—
Policy loans, at outstanding balance	2,662	3.9%	2,512	6.1%
Mortgage loans, at cost	923	1.3%	466	1.1%
Limited partnerships, at fair value	256	0.4%	177	0.4%
Other investments	185	0.3%	180	0.5%

Total investments	$68,716	100.0%	$41,154	100.0%

Fixed maturity investments and equity securities held for trading increased 35% and 100%, respectively, since December 31, 2003, primarily the result of fixed maturities and equity securities that were reclassified from separate accounts to the general account as a result of the adoption of SOP 03-1 coupled with positive operating cash flow.

Mortgage loans increased $457, or 98%, since December 31, 2003, as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results

     The following table summarizes the Company’s investment results.

(before-tax)	2004	2003	2002

Net investment income – excluding income on policy loan and trading securities	$2,690	$1,831	$1,595
Policy loan income	186	210	254
Trading securities income [1]	1,018	—	—

Net investment income – total	$3,894	$2,041	$1,849
Yield on average invested assets [2]	5.8%	6.0%	6.1%

Gross gains on sale	359	267	175
Gross losses on sale	(147)	(95)	(112)
Impairments	(25)	(162)	(380)
Periodic net coupon settlements on non-qualifying derivatives	6	26	9
GMWB derivatives, net gains before DAC	8	6	—
Other, net [3]	(52)	(2)	—

Net realized capital gains (losses), before-tax	$149	$40	$(308)

[1]	Represents the change in value of securities classified as trading.

[2]
Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities and the collateral received associated with the securities lending program. Also, for 2003, the fixed maturities associated with the acquisition of CNA’s group life and accident, long-term and short-term disability and certain specialty businesses are excluded from the weighted average invested assets.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, as well as, the amortization of deferred acquisition costs.

2004 Compared to 2003 — Net investment income, excluding income on policy loans and trading securities, increased $859, or 47%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the prior year, and an increase in income from prepayment penalties primarily associated with commercial mortgage-backed securities (“CMBS”) and yield adjustments related to changes in prepayment speeds associated with mortgage-backed securities (“MBS”) held at a premium or discount. These increases were partially offset by a decrease in the average new invested asset yield and the repositioning of the portfolio into higher quality assets as described below.

The increase in the average invested assets base, as compared to the prior year, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, assets acquired in the CNA acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account, excluding trading securities, was $619 for 2004. Income earned on assets acquired in the CNA transaction was $116 for 2004.

During 2004, the yield on average invested assets decreased from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in 2004 of approximately 4.9%, before-tax, continues to be below the average portfolio yield. The Company expects the average before-tax new investment yields in 2005 to range from 4.8% to 5.0%. If future interest rates differ from the forward rates as of December 31, 2004, the actual average new investment yields may be significantly different than yields currently expected.

Net realized capital gains during 2004 increased by $109 compared to the prior year, primarily the result of lower other-than-temporary impairments. (For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the Company’s portfolios were repositioned into higher quality assets where HIM believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.

In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain asset-backed securities (“ABS”) and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s current impairment policy, were deemed to be depressed only to a minor extent. In 2003, no single security was sold at a loss in excess of $8.

2003 Compared to 2002 — Net investment income, excluding policy loan income, increased $236, or 15%, compared to the prior year. The increase was primarily due to income earned on a higher invested asset base partially offset by lower investment yields. Policy loan income decreased primarily due to the decline in leveraged COLI policies, as a result of surrender activity and lower sales. Yield on average invested assets decreased as a result of lower rates on new investment purchases and decreased policy loan income.

Net realized capital gains (losses) for 2003 increased by $348 compared to the prior year, primarily as a result of net gains on sales of fixed maturities and a decrease in other-than-temporary impairments on fixed maturities. Sales were the result of normal trading activity and were primarily attributable to the improvement in the corporate credit environment, general economic conditions and operating fundamentals, the decrease in interest rates and improved pricing levels for ABS. (For a further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.)

Separate Account Products

Separate account products are those for which a separate investment and liability account is maintained on behalf of the policyholder. Prior to January 1, 2004, the Company’s separate accounts reflected two categories of risk assumption: non-guaranteed separate accounts wherein the policyholder assumes substantially all the risk and reward; and guaranteed separate accounts wherein the Company contractually guarantees either a minimum return or the account value to the policyholder. Effective January 1, 2004, the guaranteed separate accounts are included with general account assets pursuant to SOP 03-1. As of December 31, 2004, the Company’s separate accounts totaled $140.0 billion. As of December 31, 2003, the Company’s total separate accounts totaled $136.6 billion, of which $12.1 billion was guaranteed separate accounts.

Investment objectives for non-guaranteed separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Separate account products include variable annuities, variable universal life insurance contracts and variable COLI. The assets and liabilities associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are also included with general account assets effective January 1, 2004.

Products, previously recorded as guaranteed separate accounts but now recorded in the general account upon adoption of SOP 03-1, primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of these assets is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Key Market Risk Exposures”.

Investment Management Activities

During 2004, HIM issued one and began serving as the collateral asset manager for an additional synthetic collateralized loan obligation (“CLO”), both of which the Company has an investment in. The synthetic CLOs invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The notional value of the referenced bank loan portfolios from the two synthetic CLOs as of December 31, 2004 was approximately $700. The synthetic CLOs issued approximately $135 of notes and preferred shares (“CLO issuances”), approximately $120 of which was to third party investors. The proceeds from the CLO issuances were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps.

Pursuant to the requirements of FIN 46R, the Company has concluded that the two synthetic CLOs are variable interest entities (“VIEs”) and for the CLO issued in 2004, the Company is the primary beneficiary and must consolidate this CLO. Accordingly, the Company has recorded in the consolidated balance sheets $65 of cash and invested assets, total return swaps with a fair value of $3 in other assets, which reference a bank loan portfolio with a maximum notional of $400, and $52 in other liabilities related to the CLO issuances. The total return from the referenced bank loan portfolio of $3 was received via the total return swap and recorded in realized capital gains and losses. Income from the fixed maturity collateral account and CLO issuance investor payments were recorded in net investment income in the consolidated statements of income. The Company’s investment in the consolidated synthetic CLO issuance is $14, which is its maximum exposure to loss. In addition, the Company has a $2 preferred share investment in the non-consolidated synthetic CLO issuance, which is its maximum exposure to loss. The investors in the two synthetic CLO issuances have recourse only to the VIE assets and not to the general credit of the Company.

Other-Than-Temporary Impairments

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired its carrying amount is written-down to current market value and a realized loss is recorded in the Company’s consolidated statements of income. (For further discussion regarding the Company’s other-than-temporary impairment policy, see

“Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.)

The following table identifies the Company’s other-than-temporary impairments by type.

Other-Than-Temporary Impairments by Type
(before-tax)	2004	2003	2002

ABS
Aircraft lease receivables	$2	$29	$73
Collaterized debt obligations (“CDO”)	4	21	35
Credit card receivables	—	12	9
Manufactured housing (“MH”) receivables	—	9	14
Mutual fund fee receivables	—	3	16
Other ABS	—	8	16

Total ABS	6	82	163
Commercial mortgages	3	—	—
CMBS	3	5	4
Corporate
Food and beverage	3	25	—
Technology and communications	1	3	142
Transportation	—	7	1
Utilities	—	—	23
Other Corporate	—	12	19

Total Corporate	4	47	185
Equity	7	21	17
Foreign government	—	—	11
MBS – interest only securities	2	7	—

Total other-than-temporary impairments	$25	$162	$380

The decrease in other-than-temporary impairments during 2003 and 2004 in comparison to 2002 levels is due to an improvement in the corporate credit environment, general economic conditions and operating fundamentals, and improved pricing levels for ABS. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and the successful implementation of various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields. The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2004, 2003 and 2002, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.

2004

During 2004 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS and corporate fixed maturity primarily relate to the decline in market values of certain previously impaired securities. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by two highly rated financial services companies. These securities are variable rate securities with unique structural interest rate reset characteristics that have sustained a decline in market value for an extended period of time primarily as a result of the increase in short-term interest rates after the security’s interest rate reset period. As of December 31, 2004, the Company did not hold other perpetual preferred securities in an unrealized loss position with similar interest rate reset characteristics.

2003

During 2003, other-than-temporary impairments were primarily recorded on ABS, corporate fixed maturities and equity securities. The ABS other-than-temporary impairments were primarily due to the continued deterioration of the underlying collateral supporting the various transactions. A significant portion of corporate fixed maturity other-than-temporary impairments during 2003 resulted from various issuers who experienced fraud or accounting irregularities. In addition, during the first half of the year, corporate debt issuers in the transportation sector, specifically issuers in the airline sector, deteriorated as a result of the continued decline in airline travel. During 2003, there was one security for which a significant (e.g. $15 or greater) other-than-temporary impairment was recorded, the circumstances of which are discussed in more detail below.

•
The $25 of impairments on corporate fixed maturities within the food and beverage sector related to securities issued by the Italian dairy concern, Parmalat SpA. Parmalat filed for bankruptcy in December 2003 due to liquidity problems when it was discovered that 4 billion euros of liquid investments previously reported on its balance sheet were non-existent.

The following list identifies ABS and equity impairment losses recognized in 2003 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral or equity security types. The circumstances giving rise to those losses are as follows:

•
The $29 of other-than-temporary impairments recognized on ABS supported by aircraft lease receivables primarily consisted of investments in lower tranches of four transactions. These securities are supported by aircraft leases and enhanced equipment trust certificates (together, “aircraft lease receivables”) issued by multiple airlines that had sustained a steep decline in market value and adverse change in expected cash flows due to continued lower aircraft lease rates, airline bankruptcies and the prolonged decline in airline travel.

•
The $21 of CDO other-than-temporary impairments consisted of approximately eight securities, the majority of which were interests in the lower tranches of securities backed by high yield corporate debt. These impairments were primarily the result of continued high default rates in 2003 and lower expected recovery rates on the CDO’s underlying collateral.

•
The $21 of the other-than-temporary impairments recorded on equity securities primarily related to various diversified mutual funds. The market values of these funds had fallen since the date of purchase due to declines in primarily the equity markets and were not expected to recover within a reasonable period of time. Due to the severity of the price depression and length of time the holdings were in an unrealized loss position, these securities were deemed to be other-than-temporarily impaired.

In addition to the impairments described above, fixed maturity and equity securities were sold at losses during 2003, with no single security sold at a loss in excess of $8.

2002

During 2002, other-than-temporary impairments on ABS were primarily driven by collateral deterioration associated with securities backed by aircraft lease receivables and high yield debt. Impairments recognized on corporate fixed maturities were concentrated in the technology and communications sector and were primarily driven by weakening economic conditions and operating fundamentals in this sector. Other-than-temporary impairments were also recorded on equity securities, the majority of which related to various diversified mutual funds. The market values of these funds had fallen since the date of purchase due to declines in the bond and equity markets and were not expected to recover within a reasonable period of time. Due to the severity of the price depression and length of time the holdings were in an unrealized loss position, these securities were deemed to be other-than-temporarily impaired. During 2002, there were 4 securities for which a significant (e.g. $15 or greater) other-than-temporary impairment was recorded which are discussed in more detail below.

•
Of the technology and communications sector impairments, $81 related to securities issued by WorldCom and its subsidiary MCI, which filed for Chapter 11 bankruptcy protection in July 2002 as a result of liquidity problems driven by economic and operating weakness in this sector, and specific issues related to accounting fraud.

•
Of the $73 of impairments relating to ABS backed by aircraft lease receivables, $33 related to investments in the lower tranches of one transaction that experienced a steep decline in fair value as a result of a significant decrease in aircraft lease payments and lower appraised values on the underlying collateral. This transaction was primarily supported by lower quality aircraft and was significantly impacted by the decline in airline travel and numerous airline bankruptcies resulting from the catastrophic events of September 11, 2001. The remaining $40 of impairments on aircraft lease receivables were primarily related to two other transactions that were also adversely impacted by similar circumstances surrounding the airline industry in 2002.

•
In the technology and telecommunications sector, $22 of impairments were recognized on fixed maturity securities issued by a major U.S. telecom equipment manufacturer. This issuer had amassed high levels of debt to acquire assets and subsequently experienced liquidity difficulties due to the downturn in demand and economic conditions within the technology and telecommunications sector. As a result, this issuer initiated a debt restructuring in 2002.

The following identifies ABS impairment losses recognized in 2002 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral. The circumstances giving rise to those losses are as follows:

•
The $35 of CDO impairments consisted of approximately eight securities, the majority of which were interests in the lower tranches of transactions backed by high yield corporate debt. These impairments were primarily driven by deterioration in the underlying collateral resulting from corporate bankruptcies and above average defaults on high yield bonds.

In addition to the impairments described above, fixed maturity and equity securities were sold at losses during 2002, with no single security sold at a loss in excess of $13.

The favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, political stability and collateral performance. In addition, as discussed in Note 2 of Notes to Consolidated Financial Statements, the future adoption of EITF Issue No. 03-1 could result in the recognition of additional other-than-temporary impairments. While the ultimate impact of the adoption of this standard is still unknown, depending on the nature of the ultimate guidance, adoption of this standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $184 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation. (For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in the Investment Credit Risk section of the MD&A.)

INVESTMENT CREDIT RISK

The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by the Finance Committee of The Hartford’s Board of Directors.

The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies. Obligor, asset sector and industry concentrations are subject to established Company limits and monitored on a regular basis.

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.

Derivative Instruments

The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated Aa/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.

In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool. Total return swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.

Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure will only make a payment when there is a credit event, and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. The average S&P rating for these referenced security issuer debt obligations is A-.

The Company also uses credit defaults swaps to reduce its credit exposure by entering into agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to the specified issuers. The average S&P rating for all of these referenced securities issuers is A.

As of December 31, 2004 and 2003, the notional value of total return and credit default swaps totaled $1.6 billion and $534, respectively, and the swap fair value totaled $6 and $(16), respectively.

Fixed Maturities

The following table identifies fixed maturity securities by type as of December 31, 2004 and 2003.

Fixed Maturities by Type
	2004					2003
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,346	$76	$(64)	$6,358	12.6%	$5,397	$113	$(101)	$5,409	11.0%
CMBS	8,456	370	(20)	8,806	17.5%	7,757	432	(21)	8,168	16.6%
Collateralized mortgage obligations (“CMOs”)	1,084	11	(3)	1,092	2.2%	1,023	15	(3)	1,035	2.1%
Corporate
Basic industry	2,412	192	(6)	2,598	5.1%	2,509	176	(10)	2,675	5.4%
Capital goods	1,554	126	(6)	1,674	3.3%	1,555	113	(6)	1,662	3.4%
Consumer cyclical	2,426	163	(8)	2,581	5.1%	2,513	164	(6)	2,671	5.4%
Consumer non-cyclical	2,506	207	(6)	2,707	5.4%	2,735	198	(9)	2,924	5.9%
Energy	1,251	122	(1)	1,372	2.7%	1,485	118	(5)	1,598	3.2%
Financial services	6,202	482	(22)	6,662	13.2%	5,842	442	(28)	6,256	12.7%
Technology and communications	3,570	342	(11)	3,901	7.7%	3,771	382	(11)	4,142	8.5%
Transportation	622	44	(1)	665	1.3%	633	43	(3)	673	1.4%
Utilities	2,317	230	(7)	2,540	5.0%	2,118	172	(11)	2,279	4.6%
Other	785	49	(2)	832	1.6%	638	36	(1)	673	1.4%
Government/Government agencies
Foreign	723	67	(2)	788	1.6%	866	87	(1)	952	1.9%
United States	884	19	(5)	898	1.8%	1,100	30	(4)	1,126	2.3%
MBS – agency	1,771	20	(3)	1,788	3.5%	2,145	32	(2)	2,175	4.4%
Municipal
Taxable	700	30	(5)	725	1.4%	401	14	(7)	408	0.9%
Tax-exempt	2,080	191	(1)	2,270	4.5%	1,850	168	(1)	2,017	4.1%
Redeemable preferred stock	12	1	—	13	—	32	1	—	33	0.1%
Short-term	2,261	—	—	2,261	4.5%	2,319	2	—	2,321	4.7%

Total fixed maturities	$47,962	$2,742	$(173)	$50,531	100.0%	$46,689	$2,738	$(230)	$49,197	100.0%

Total general account fixed maturities						$35,569	$2,051	$(158)	$37,462	76.1%
Total guaranteed separate account fixed maturities [1]						$11,120	$687	$(72)	$11,735	23.9%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The Company’s fixed maturity portfolio gross unrealized gains and losses as of December 31, 2004 in comparison to December 31, 2003 were primarily impacted by changes in interest rates, foreign currency exchange rates, credit spreads and security sales. The Company’s fixed maturity gross unrealized gains increased slightly from December 31, 2003 to December 31, 2004 primarily due to credit spread tightening and changes in foreign currency exchange rates offset by sales of securities in a gain position and the increase in interest rates (e.g. short-term through five-year rates). The gross unrealized loss amount decreased from December 31, 2003 to December 31, 2004 primarily due to credit spread tightening, improved pricing levels for certain CDOs and ABS, security sales and, to a lesser extent, other-than-temporary impairments, offset by interest rate increases.

(For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type schedule in this section of the MD&A.)

Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2003, except for ABS and CMBS. In 2004, HIM continued to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities attractive spread levels and underlying asset diversification and quality. In general, CMBS securities have lower prepayment risk than MBS due to contractual penalties.

As of December 31, 2004 and 2003, 21% and 20% respectively, of the fixed maturities were invested in private placement securities, including 13% and 13%, respectively, of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.

At the December 14th, 2004 Federal Open Market Committee policy meeting, the overnight funds rate was raised a quarter-point for the fifth time in 2004 to 2.25%. The Fed members indicated that the economy is growing at a moderate pace and the job market continues to show gradual improvement despite higher energy and commodity prices. The Company continues to expect the Fed to raise short-term interest rates at a measured pace for the foreseeable future unless inflationary pressures accelerate. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows or the U.S. dollar continues to devalue in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

The following table identifies fixed maturities by credit quality as of December 31, 2004 and 2003. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	2004			2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$3,762	$3,803	7.5%	$4,291	$4,361	9.0%
AAA	9,920	10,282	20.4%	8,285	8,681	17.6%
AA	5,024	5,275	10.4%	4,243	4,486	9.1%
A	12,543	13,531	26.8%	13,015	13,901	28.3%
BBB	12,598	13,447	26.6%	12,277	13,061	26.5%
BB & below	1,854	1,932	3.8%	2,259	2,386	4.8%
Short-term	2,261	2,261	4.5%	2,319	2,321	4.7%

Total fixed maturities	$47,962	$50,531	100.0%	$46,689	$49,197	100.0%

Total general account fixed maturities				$35,569	$37,462	76.1%
Total guaranteed separate account fixed maturities [1]				$11,120	$11,735	23.9%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of December 31, 2004 and 2003, 95% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).

The following table presents the BIG fixed maturities by type as of December 31, 2004 and 2003.

BIG Fixed Maturities by Type
	2004			2003
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

ABS	$224	$198	10.2%	$259	$234	9.9%
CMBS	92	101	5.2%	117	120	5.0%
Corporate
Basic industry	191	204	10.6%	243	255	10.7%
Capital goods	122	122	6.3%	102	106	4.4%
Consumer cyclical	124	132	6.8%	273	295	12.3%
Consumer non-cyclical	160	169	8.7%	305	317	13.3%
Energy	55	59	3.1%	62	69	2.9%
Financial services	22	23	1.2%	20	21	0.9%
Technology and communications	315	337	17.5%	291	346	14.5%
Transportation	8	8	0.4%	38	40	1.7%
Utilities	293	311	16.1%	357	368	15.4%
Foreign government	219	240	12.4%	173	195	8.2%
Other	29	28	1.5%	19	20	0.8%

Total fixed maturities	$1,854	$1,932	100.0%	$2,259	$2,386	100.0%

Total general account fixed maturities				$1,513	$1,604	67.2%
Total guaranteed separate account fixed maturities [1]				$746	$782	32.8%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

As of December 31, 2004 and 2003, the Company held no issuer of a BIG security with a fair value in excess of 5% and 4%, respectively, of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2003 as a result of decisions to reduce exposure to lower credit quality assets resulting from the securities’ significant credit spread tightening and re-invest in higher quality securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale as of December 31, 2004 and 2003, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities
	2004			2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$5,560	$5,528	$(32)	$2,903	$2,878	$(25)
Greater than three months to six months	474	470	(4)	1,943	1,882	(61)
Greater than six months to nine months	2,277	2,237	(40)	265	250	(15)
Greater than nine months to twelve months	399	383	(16)	138	130	(8)
Greater than twelve months	1,415	1,323	(92)	1,661	1,528	(133)

Total	$10,125	$9,941	$(184)	$6,910	$6,668	$(242)

Total general account				$4,887	$4,717	$(170)
Total guaranteed separate accounts [1]				$2,023	$1,951	$(72)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the unrealized loss amount since December 31, 2003 is primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, asset sales, and, to a lesser extent, other-than-temporary impairments, offset in part by an increase in the short-term through five-year interest rates. (For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

As a percentage of amortized cost, the average security or fixed maturity unrealized loss at December 31, 2004 and 2003 was less than 2% and 4%, respectively. As of December 31, 2004 and 2003, fixed maturities represented $173, or 94%, and $230, or 95%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of December 31, 2004 and 2003 with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2004 and 2003, for which management’s best estimate of future cash flows adversely changed during the reporting period. (For further discussion of the other-than-temporary impairments criteria, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.)

The Company held no securities of a single issuer that were at an unrealized loss position in excess of 8% and 7% of the total unrealized loss amount as of December 31, 2004 and 2003, respectively.

The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2004 and 2003 are presented in the following table.

Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type
	2004				2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$194	$144	$(50)	33.8%	$163	$108	$(55)	35.3%
CDOs	63	60	(3)	2.0%	140	120	(20)	12.8%
Credit card receivables	65	64	(1)	0.7%	123	111	(12)	7.7%
Other ABS	397	392	(5)	3.3%	448	441	(7)	4.5%
CMBS	614	603	(11)	7.4%	168	161	(7)	4.5%
Corporate
Financial services	850	824	(26)	17.5%	678	646	(32)	20.5%
Technology and communications	262	250	(12)	8.1%	39	37	(2)	1.3%
Transportation	17	17	—	—	25	22	(3)	1.9%
Utilities	155	149	(6)	4.1%	85	79	(6)	3.8%
Other	829	808	(21)	14.3%	181	169	(12)	7.7%
Other securities	645	632	(13)	8.8%	14	14	—	—

Total	$4,091	$3,943	$(148)	100.0%	$2,064	$1,908	$(156)	100.0%

Total general accounts					$1,425	$1,315	$(110)	70.5%
Total guaranteed separate accounts [1]					$639	$593	$(46)	29.5%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The slight decrease in the unrealized loss greater than six months amount during 2004 was primarily driven by improved pricing levels for certain CDOs and ABS, credit spread tightening, asset sales and, to a lesser extent, other-than-temporary impairments. This increase was partially offset by the aging of securities depressed due to interest rate changes from the date of purchase.

With the exception of ABS, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2004 were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:

Aircraft lease receivables — The decrease in the unrealized loss position during 2004 was primarily the result of improving pricing levels for certain issuers in this sector, as well as by other-than-temporary impairments taken during the year. In prior years, these securities had suffered a decrease in value as a result of a prolonged decline in airline travel, the uncertainty of a potential industry recovery and lack of market liquidity in this sector. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving. While the Company has seen modest price increases and greater liquidity in this sector during 2004, any additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — As of December 31, 2004, the Company held approximately 80 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2004. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.

As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2004 and 2003. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.

The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2004 and 2003, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. (For a further discussion, see “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.)

The following table presents the Company’s unrealized loss aging for BIG and equity securities as of December 31, 2004 and 2003.

Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities
	2004			2003
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$206	$203	$(3)	$57	$55	$(2)
Greater than three months to six months	14	13	(1)	91	87	(4)
Greater than six months to nine months	128	120	(8)	60	54	(6)
Greater than nine months to twelve months	79	73	(6)	18	17	(1)
Greater than twelve months	225	184	(41)	361	302	(59)

Total	$652	$593	$(59)	$587	$515	$(72)

Total general accounts				$467	$411	$(56)
Total guaranteed separate accounts [1]				$120	$104	$(16)

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the BIG and equity security unrealized loss amount for securities classified as available-for-sale during 2004 was primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, asset sales and other-than-temporary impairments, partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector. (For a further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.)

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2004 and 2003 are presented in the following table.

Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type
	2004				2003
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$109	$79	$(30)	54.5%	$52	$34	$(18)	27.3%
CDOs	25	23	(2)	3.6%	42	32	(10)	15.1%
Credit card receivables	8	8	—	—	45	34	(11)	16.7%
Other ABS	4	3	(1)	1.8%	10	8	(2)	3.0%
CMBS	—	—	—	—	39	34	(5)	7.6%
Corporate
Financial services	138	128	(10)	18.2%	113	101	(12)	18.2%
Utilities	37	34	(3)	5.5%	71	65	(6)	9.1%
Other	110	101	(9)	16.4%	62	60	(2)	3.0%
Other securities	1	1	—	—	5	5	—	—

Total	$432	$377	$(55)	100.0%	$439	$373	$(66)	100.0%

Total general accounts					$340	$289	$(51)	77.3%
Total guaranteed separate accounts [1]					$99	$84	$(15)	22.7%

[1]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The decrease in the available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2003 was primarily the result of credit spread tightening, improved pricing levels for certain CDOs and ABS, other-than-temporary impairments and, to a lesser extent, asset sales. This decrease was partially offset by rating agency downgrades for certain issuers in the aircraft lease receivables sector and the aging of securities depressed due to interest rate changes from the date of purchase. (For a further discussion of the Company’s current view of risk factors relative to certain security types listed above, see the Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type table in this section of the MD&A.)

CAPITAL MARKETS RISK MANAGEMENT

Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.

Market Risk

Hartford Life is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities are duration and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows, and is used to approximate the percentage change in the price of a security for a 100-basis-point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.

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

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligation. The discount rate assumption is based upon an interest rate yield curve comprised of AAA/AA bonds with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans.

The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, significant portions of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender.

Equity Risk

The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. (For a further discussion, see “Equity Risk” in the Key Market Risk Exposures section of the MD&A.)

The Company does not have significant equity risk exposure from invested assets. In March 2003, the Company decided to liquidate certain equity securities and reinvest the proceeds into fixed maturity investments, thereby reducing its exposure to equity price risk. The Company has not materially changed other aspects of its overall asset allocation position or market risk since December 31, 2003.

The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company’s pension and other postretirement benefit obligation. The Company determines the long-term rate of return assumption for the plans’ portfolio based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans.

Foreign Currency Exchange Risk

The Company’s currency exchange risk is related to non–U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in the Japanese Life operation and a yen denominated individual fixed annuity product and, to a lesser extent, its GMDB and GMIB benefits associated with its Japanese variable annuities. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.

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

Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike rate or falls below the floor strike rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception and no principal payments are exchanged.

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be a periodic exchange of payments at specified intervals calculated using the agreed upon rates and exchanged principal amounts.

Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk for both the general and guaranteed separate accounts at December 31, 2004 and 2003 were $52.2 billion and $35.6 billion, respectively. The increase in the derivative notional amount during 2004 was primarily due to the embedded derivatives associated with the GMWB product feature.

Key Market Risk Exposures

The following discussions focus on the key market risk exposures within the Company’s portfolios.

The Company is responsible for maximizing after-tax returns within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets and the generation of sufficient liquidity to support policyholder and corporate obligations. Fixed maturity portfolios and certain investment contract and insurance product liabilities have material market exposure to interest rate risk. In addition, the operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, the investment in the Japanese Life operation and certain foreign currency based individual fixed annuity contracts, and to a lesser extent, its GMDB and GMIB benefits associated with its Japanese variable annuities.

Interest Rate Risk

The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing guaranteed minimum withdrawal or death benefits, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments

The Company’s general account investment portfolios, including guaranteed separate accounts as of December 31, 2003, primarily consist of investment grade fixed maturity securities, including corporate bonds, asset-backed securities, commercial mortgage-backed securities, tax-exempt municipal securities and collateralized mortgage obligations. The fair value of these investments was $50.5 billion and $49.2 billion at December 31, 2004 and 2003, respectively. The fair value of these investments and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on mortgage-backed securities and collateralized mortgage obligations increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to reinvest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.0 and 4.8 as of December 31, 2004 and 2003, respectively. In 2004, the duration of certain portfolios were modestly lengthened, which generated additional interest income.

Liabilities

The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and other insurance products such as long-term disability.

Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of the variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-to-intermediate term.

While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.

The Company also manages the risk of other insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Contract duration can range from less than one year to typically up to ten years.

Derivatives

The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts to a fixed or variable rate. In addition, interest rate swaps are used to convert the contract rate on certain liability products offered by the Company into a rate that trades in a more liquid and efficient market. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.

Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments.

At December 31, 2004 and 2003, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $9.9 billion and $9.5 billion, respectively ($7.7 billion and $7.8 billion, respectively related to insurance investments and $2.2 billion and $1.7 billion, respectively related to life insurance liabilities). The fair value of these derivatives as reflected on the consolidated balance sheets was $41 and $142 as of December 31, 2004 and 2003, respectively.

Calculated Interest Rate Sensitivity

The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and certain other insurance product liabilities (e.g. short and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding general and guaranteed separate account assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis because the investments lack sensitivity to interest rate changes. Non-guaranteed separate account assets and liabilities and equity securities held for trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The estimated change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2004		2003

Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(73)	$15	$(27)	$(19)

The fixed liabilities included above represented approximately 50% and 60% of the Company’s general account liabilities as of December 31, 2004 and general and guaranteed separate account liabilities as of December 31, 2003. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.

The after-tax change in fair value of the general account invested asset portfolios that support certain universal life-type contracts and other insurance contracts that possess significant mortality risk are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2004		2003
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$501	$(491)	$481	$(473)

The selection of the 100 basis point parallel shift in the yield curve was made only as a hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.

Equity Risk

The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant impact on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative impact on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.

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

The Company sells variable annuity contracts that offer one or more benefit guarantees that generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline.

The Company sells variable annuity contracts that offer various guaranteed death and income benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $138, as of December 31, 2004. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.

The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2004 is $8.3 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.6 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.

In addition, the Company offers certain variable annuity products with a GMWB rider. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.

The net impact of the change in value of the embedded derivative net of the results of the hedging program was an $8 gain before deferred policy acquisition costs and tax effects for the year ended December 31, 2004. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170.

In December 2004, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2004, the notional and market value related to this strategy was $1.9 billion and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.

Currency Exchange Risk

Currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily denominated in Euro, Sterling, Yen and Canadian dollars, as well as the Company’s investment in foreign operations, primarily Japan, and the yen based individual fixed annuity product and, to a lesser extent, its GMDB and GMIB benefits associated with its Japanese variable annuities.

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2004 and 2003, were approximately $2.5 billion and $2.0 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2004 and 2003, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $1.7 billion and $1.4 billion, respectively, and total fair value of $(503) and $(299), respectively.

The functional currency of the Japanese operation is the Japanese yen. Accordingly, the premiums, claims, commissions and investment income are paid or received in yen. In addition, most of the Japanese operation’s investments are yen denominated.

The net investment in the Japanese operation was approximately $673 and $250, as of December 31, 2004 and 2003, respectively. The Company has entered into yen denominated forwards to hedge a substantial portion of the net investment in the Japanese operation. At December 31, 2004 and 2003, the derivatives used to hedge the net investment in the Japanese operation had a total notional value of $401 and $200, respectively, and total fair value of $(23) and $(4), respectively.

The yen based fixed annuity product is written by Hartford Life Insurance KK, a wholly-owned Japanese subsidiary of Hartford Life and Accident Insurance Company, and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned subsidiary of the Company. The yen denominated fixed annuity product is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2004 yen to dollar spot rate. To mitigate the yen exposure associated with the product, during the fourth quarter of 2004, the Company entered into pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps and forwards (dollar to yen derivatives). As of December 31, 2004 the dollar to yen derivatives had a notional and fair value of $611 and $10, respectively.

Based on the fair values of the Company’s non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2004 and 2003, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $9 and $20, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent the overall financial strength of Hartford Life and its ability to generate cash flows from each of the business segments and borrow funds at competitive rates to meet operating and growth needs. The Company maintained cash and short-term investments totaling $3.2 billion and $2.2 billion as of December 31, 2004 and 2003, respectively.

Liquidity Requirements

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facilities. The principal sources of operating funds for its insurance entities are fees, premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which relies upon operating cash flow in the form of dividends from its subsidiaries, which enables it to service its debt, pay dividends to its parent, and pay certain business expenses. As a holding company, Hartford Life, Inc. has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends.

The Company’s Japanese life insurance operations are conducted through Hartford Insurance Life K.K. a wholly owned subsidiary of Hartford Life and Accident (“HLA”), one of the company’s principal statutorily regulated operating subsidiaries. To date, the Company has funded the capital needs of its Japanese operations through investments in the common stock of Hartford Life Insurance K.K. by HLA, an investment that stood at $673 million at the end of 2004. This arrangement has generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.

The Company is currently in the process of evaluating capital structures that it believes in the long-term could result in improved financial flexibility. Certain of these structures would no longer allow a portion of the capital invested in our Japanese operations to be included in the aggregate capital of HLA. This could reduce certain of the capital adequacy measures employed by regulators and rating agencies to assess the capital strength of The Hartford’s domestic life insurance companies. At the current time, the Company believes it has sufficient financial resources to maintain capital adequacy levels consistent with all of its rating objectives.

Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company (“HLA”), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $332 in 2004 and accrued dividends of $4 as of December 31, 2004. The statutory net gain was $1.0 billion in both 2004 and 2003. Statutory capital and surplus as of December 31, 2004 was $5.1 billion, a 15% increase over December 31, 2003.

The insurance holding company laws of the jurisdictions in which Hartford Life’s insurance subsidiaries are incorporated (or deemed commercially domiciled) limit the payment of dividends.

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

Sources of Liquidity

Shelf Registration

On May 15, 2001, Hartford Life filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2004, the Company had $1.0 billion remaining on its shelf.

For a further discussion of the shelf registration statements, see Note 14 of Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

The following table identifies the Company’s contractual obligations by payment due period.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term debt	$—	$—	$—	$—	$—
Long-term debt	2,989	78	349	128	2,434

Total debt [1] [2]	$2,989	78	349	128	2,434

Operating leases	297	67	111	78	41

Policyholder obligations [3]	281,998	18,037	37,318	40,255	186,388
Purchase obligations [4]	1,068	994	22	—	52
Other long-term liabilities [5]	1,169	1,169	—	—	—

Total	$287,521	$20,345	$37,800	$40,461	$189,915

[1]
Includes contractual interest and principal payments. Payments exclude amounts associated with fair-value hedges of certain of the Company’s long-term debt. All long-term debt obligations have fixed rates of interest.

[2]	Long-term debt obligations also includes principal and interest payments of $200 and $691, respectively, related to junior subordinated debentures which are callable beginning in 2006.

[3]
Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends, and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account value, as described in Critical Accounting Estimates, and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. Life expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

[4]
Includes $473 in commitments to purchase investments, including $202 of limited partnerships and $271 of mortgage loans in less than one year, since the timing of funding the limited partnership commitments cannot be estimated. Payables for securities purchased of $542, which are reflected on the consolidated balance sheet, are also included.

[5]
As of December 31, 2004, the Company has accepted cash collateral of $36 and securities lending collateral of $1,133 in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than one year.

At December 31, 2004, the Company has outstanding commitments totaling $452, of which $202 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $250 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to 3 years.

Acquisitions

On December 31, 2003, the Company acquired CNA Financial Corporation’s group life and accident, and short-term and long-term disability businesses for $485 in cash. Purchase consideration for this transaction was obtained from a capital contribution by The Hartford to the Company. The purchase price paid on December 31, 2003 was based on September 30, 2003 statutory surplus. During the second quarter of 2004, the purchase price was finalized for $543 in cash based on the actual statutory surplus at December 31, 2003.

For a further discussion of these acquisitions, see Note 19 of Notes to Consolidated Financial Statements.

Capitalization

The capital structure of Hartford Life as of December 31, 2004 and 2003 consisted of debt and equity, summarized as follows:

	2004	2003

Short-term debt (includes current maturities of long-term debt)	$—	$505
Long-term debt (1)	1,050	1,300

Total debt	$1,050	$1,805

Equity excluding net unrealized capital gains on securities, net of tax	$7,994	6,156
Net unrealized capital gains on securities, net of tax	1,178	903

Total stockholder’s equity	$9,172	$7,059

Total capitalization	$10,222	$8,864

Debt to equity	11%	26%
Debt to capitalization	10%	20%

(1)	Includes junior subordinated debentures.

The Company’s total capitalization, excluding unrealized gains (losses) on securities and other, net of tax, increased $1.1 billion, or 14%, from December 31, 2003 to December 31, 2004. The increase was primarily the result of net income of $1.3 billion, a capital contribution from The Hartford in the amount of $605 to finance the acquisition of the group life and accident, and short term and long term disability business of CNA Financial Corporation, partially offset by outstanding debt settlements of $755 and dividends declared of $145. The debt to equity and debt to capitalization ratios (both exclude net unrealized capital gains on securities, net of tax) decreased to 11% and 10% as of December 31, 2004, respectively, from 26% and 20% as of December 31, 2003, respectively. Net unrealized capital gains (losses) on securities, net of tax, increased $276, or 31%, as December 31, 2004, as compared to December 31, 2003, primarily due to the declining interest rate environment.

Debt

For a discussion of Debt, see Note 14 of Notes to Consolidated Financial Statements.

Dividends

The Company declared $145 in dividends to Hartford Holdings, Inc. for 2004. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.

Cash Flow

	2004	2003	2002

Cash provided by operating activities	$1,674	$1,425	$1,058
Cash used for investing activities	(1,679)	(4,424)	(4,673)
Cash provided by financing activities	673	3,089	3,623
Cash – end of year	933	265	179

2004 Compared to 2003 - The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, net of the activity in the equity securities, held for trading purposes, and timing of the settlement of receivables and payables. The cash used for investing activities as compared to the prior year period was lower primarily due to higher sales of investments, partially offset by slightly higher purchases of investments. The decrease in net cash provided by financing activities was primarily due to a decrease in net receipts from policyholders accounts related to investment and universal life contracts, the shift in capital structure associated with debt repayments, and increased dividends to shareholders, partially offset by capital contributions. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.

2003 Compared to 2002 — The increase in cash provided by operating activities was primarily the result of the timing of the settlement of receivables, payables and other related liabilities. The decrease in cash provided by financing activities primarily relates to the decrease in net general account receipts from investment and universal life-type contracts charged against policyholder accounts. Operating cash flows in the periods presented have been more than adequate to meet liquidity requirements.

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

On August 4, 2004, Moody’s affirmed Hartford Life, Inc.’s A3 senior debt ratings as well as the Aa3 insurance financial strength ratings of its life insurance operating subsidiaries. In addition, Moody’s changed the outlook for all of these ratings from negative to stable.

Since the announcement of the suit filed by the New York Attorney General’s Office against Marsh & McLennan Companies, Inc., and Marsh, Inc. on October 14, 2004, the major independent ratings agencies have indicated that they continue to monitor developments relating to the suit. The outlook on the life insurance subsidiaries and corporate debt was unaffected.

The following table summarizes Hartford Life’s significant United States member companies’ financial ratings from the major independent rating organizations as of February 25, 2005.

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Other Ratings
Hartford Life, Inc.:
Senior debt	a-	A	A-	A3
Commercial paper	—	F1	A-2	P-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2004, Hartford Life had more than sufficient capital to meet the NAIC’s minimum RBC requirements.

Terrorism Risk Insurance Act of 2002

The Terrorism Risk Insurance Act of 2002 (“the Act”) created a program under which the federal government will pay 90% of covered losses after an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses.

The statutory formula for determining a company’s deductible for each year is based on the company’s direct commercial earned premium for the prior calendar year multiplied by a specified percentage. The specified percentage is 15% for 2005.

On August 15, 2003, the Treasury Department announced that it would not use its legislatively-granted authority to include group life insurance under the federal backstop for terrorism losses in the Terrorism Risk Insurance Act of 2002. In announcing this decision, the Treasury stated that they would continue to monitor the group life situation.

Contingencies

Legal Proceedings – For a discussion regarding contingencies related to the Company’s legal proceedings, please see Item 3, “Legal Proceedings”.

Dependence on Certain Third Party Relationships – The Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.

For a discussion regarding contingencies related to the manner in which the Company compensates brokers and other producers, please see “Overview—Broker Compensation” above.

Regulatory Developments – For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview—Regulatory Developments” above.

On October 21, 2004, the Financial Services Agency (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations are scheduled to become effective on April 1, 2005.

The new reserve methodologies and SMR standards would only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. At this time, the Company has decided to adopt the Standard methodology. While management is still evaluating the impact of the regulations on the Company’s Japanese operations, at this time, based on the Company’s assessment, the Standard methodology would require $400 — $650 of additional capital during 2005. This estimate assumes that the Company will successfully employ various capital management strategies within its discretion and control, which may include, but are not limited to, product re-filing. The Company also is currently evaluating certain reinsurance strategies which have the potential to reduce the additional capital required to $100. These reinsurance strategies would be subject to regulatory approval, which may not be granted.

For further information on other contingencies, see Note 12 of Notes to Consolidated Financial Statements.

Legislative Initiatives

On November 18, 2004, the House Financial Services Committee approved legislation which would have extended the Terrorism Risk Insurance Act (TRIA) beyond its December 31, 2005, termination. Efforts will continue in 2005 to extend TRIA and to enact permanent legislation. The prospects for enactment of a simple extension or more permanent legislation are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

President Bush has proposed new investment vehicles with larger annual contribution limits for individuals and permanent changes to the estate tax. These changes could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2005 are uncertain. Therefore, any potential effect on the Company’s financial condition or results of operations from such potential legislative changes cannot be reasonably estimated at this time. The American Jobs Creation Act of 2004 imposes new restrictions on non-qualified deferred compensation plans. The Company does not believe these changes will have a material effect on the sale of its products.

In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, and reductions in benefits currently received by the Company stemming from the dividends received deduction. The President has also established an advisory panel to study reform of the Internal Revenue Code.

The panel is scheduled to report its findings and make recommendations to the Secretary of the Treasury by the end of July, 2005. Legislation to restructure the Social Security system and expand private pension plans incentives also may be considered. Prospects for enactment and the ultimate effect of these proposals are uncertain.

Congress is expected to consider provisions regarding age discrimination in defined benefit plans, transition relief for older and longer service workers affected by changes to traditional defined benefit pension plans and the replacement of the interest rate used to determine pension plan funding requirements. These changes could affect the Company’s pension plan.

The President has signed into law the Class Action Fairness Act of 2005. The Act will reduce the number and type of national class actions certified by state judges by updating the federal rules on diversity jurisdiction. Any potential effect on the Company cannot be reasonably estimated at this time.

Congress may consider a number of other legal reform proposals this year. Prospects for enactment of these proposals in 2005 are uncertain.

Guaranty fund and Other Insurance-Related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. There were no guaranty fund assessment payments or refunds in 2004 and 2003. There were guaranty fund assessment refunds of $2 in 2002.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2004.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A with regard to the Company’s ultimate parent entity, The Hartford, is set forth in Item 14 of The Hartford’s Form 10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements and Schedules elsewhere herein.

(2)	Consolidated Financial Statement Schedules. See Index to Consolidated Financial Statement Schedules elsewhere herein.

(3)	Exhibits. See Exhibit Index elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Hartford Life, Inc.

Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Hartford Life, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements and Schedules. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.

DELOITTE & TOUCHE LLP

Hartford, Connecticut

February 24, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
(In millions)	2004	2003	2002

Revenues
Fee income and other	$3,245	$2,891	$2,697
Earned premiums	4,072	3,086	2,697
Net investment income	3,894	2,041	1,849
Net realized capital gains (losses)	149	40	(308)

Total revenues	11,360	8,058	6,935

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	6,630	4,616	4,158
Insurance expenses and other	2,116	1,544	1,405
Amortization of deferred policy acquisition costs and present value of future profits	978	769	628
Dividends to policyholders	29	63	65
Interest expense	97	117	112

Total benefits, claims and expenses	9,850	7,109	6,368

Income before income tax expense and cumulative effect of accounting changes	1,510	949	567
Income tax expense	168	180	10

Income before cumulative effect of accounting changes	1,342	769	557

Cumulative effect of accounting changes, net of tax	(23)	—	—

Net income	$1,319	$769	$557

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2004	2003

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $47,962 and $35,569)	$50,531	$37,462
Equity securities, available for sale, at fair value (cost of $506 and $335)	525	357
Equity securities, trading securities, at fair value (cost of $11,569 and $-)	13,634	—
Policy loans, at outstanding balance	2,662	2,512
Other investments	1,364	823

Total investments	68,716	41,154
Cash	933	265
Premiums receivable and agents’ balances	391	335
Reinsurance recoverables	993	604
Deferred policy acquisition costs and present value of future profits	7,437	6,623
Deferred income taxes	(747)	(486)
Goodwill	796	796
Other assets	1,911	1,668
Separate account assets	140,023	136,633

Total assets	$220,453	$187,592

Liabilities
Reserve for future policy benefits	$12,250	$11,411
Other policyholder funds	52,833	26,186
Short-term debt	—	505
Long-term debt	1,050	1,300
Other liabilities	5,125	4,498
Separate account liabilities	140,023	136,633

Total liabilities	211,281	180,533

Commitments and Contingent Liabilities, Note 12	—	—

Stockholder’s Equity
Common Stock - 1,000 shares authorized, issued and outstanding Par value $0.01	—	—
Capital surplus	3,094	2,489
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	1,178	903
Foreign currency translation adjustments	16	(43)

Total accumulated other comprehensive income	1,194	860

Retained earnings	4,884	3,710

Total stockholder’s equity	9,172	7,059

Total liabilities and stockholder’s equity	$220,453	$187,592

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other Comprehensive Income
			Net Unrealized
			Capital	Net Gain (Loss) on	Foreign
			Gains on	Cash Flow Hedging	Currency
	Common	Capital	Securities,	Instruments,	Translation	Retained	Total Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2004

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059

Comprehensive income
Net income						1,319	1,319

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			292				292
Net change in unrealized capital gains on securities (3)			128				128
Net loss on cash flow hedging instruments				(145)			(145)
Cumulative translation adjustments					59		59

Total other comprehensive income							334

Total comprehensive income							1,653

Dividends declared						(145)	(145)
Capital contribution from parent		605					605

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172

2003

Balance, December 31, 2002	$—	$1,970	$621	$126	$(39)	$3,010	$5,688
Comprehensive income
Net income						769	769

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (3)			307				307
Net loss on cash flow hedging instruments				(151)			(151)
Cumulative translation adjustments					(4)		(4)

Total other comprehensive income							152

Total comprehensive income							921

Dividends declared						(69)	(69)
Capital contribution from parent		519					519

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059

2002

Balance, December 31, 2001	$—	$1,895	$163	$62	$(29)	$2,519	$4,610
Comprehensive income
Net income						557	557

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (3)			458				458
Net gain on cash flow hedging instruments				64			64
Cumulative translation adjustments					(10)		(10)

Total other comprehensive income							512

Total comprehensive income							1,069

Dividends declared						(66)	(66)
Capital contribution from parent		75					75

Balance, December 31, 2002	$—	$1,970	$621	$126	$(39)	$3,010	$5,688

(1)
Net change in unrealized capital gain on securities is reflected net of tax provision of $69, $165, and $247 for the years ended December 31, 2004, 2003 and 2002, respectively. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(86) and $(81) for the years ended December 31, 2004 and 2003, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Net change in unrealized capital gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $97, $24, and $(187) for the years ended December 31, 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2004	2003	2002

Operating Activities
Net income	$1,319	$769	$557
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains) losses	(149)	(40)	308
Cumulative effect of accounting changes, net of tax	23	-	-
Amortization of deferred policy acquisition costs and present value of future profits	978	769	628
Additions to deferred policy acquisition costs and present value of future profits	(1,968)	(1,626)	(1,163)
Depreciation and amortization (accretion)	(39)	137	63
Decrease (increase) in premiums receivable and agents’ balances	(56)	1	21
Increase (decrease) in other liabilities	(83)	467	(177)
Increase in receivables	(290)	(65)	(44)
Increase in accrued liabilities and payables	235	298	75
(Decrease) increase in accrued tax	(31)	(36)	192
Decrease (increase) in deferred income tax	291	153	(26)
Amortization of sales inducements	30	68	67
Additions to deferred sales inducements	(141)	(136)	(106)
Increase in future policy benefits	872	928	631
Net increase in equity securities, held for trading	(7,409)	—	—
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	7,909	—	—
Decrease (increase) in reinsurance recoverables	(41)	35	(12)
(Increase) decrease in other assets	224	(297)	44

Net cash provided by operating activities	1,674	1,425	1,058

Investing Activities
Purchases of investments	(19,882)	(15,286)	(14,727)
Sales of investments	14,788	7,787	7,510
Maturity and principal paydowns of fixed maturity investments	3,506	3,540	2,601
Purchase of business/affiliate, net of cash acquired	(58)	(464)	-
Other	(33)	(1)	(57)

Net cash used for investing activities	(1,679)	(4,424)	(4,673)

Financing Activities
Capital contribution from parent	605	519	75
Repayment of short term debt	(505)	—	—
Proceeds from issuance of long-term debt	—	230	75
Repayments of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	(250)	-	-
Dividends paid	(139)	(69)	(66)
Net receipts from investment and universal life–type contracts charged against policyholder accounts	962	2,409	3,539

Net cash provided by financing activities	673	3,089	3,623

Net increase in cash	668	90	8
Impact of foreign exchange	—	(4)	4
Cash – beginning of year	265	179	167

Cash – end of year	$933	$265	$179

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (received) During the Year for
Income taxes	$66	$50	$48
Interest	$94	$115	$110

See Notes to Consolidated Financial Statements

HARTFORD LIFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, unless otherwise stated)

Note 1. Organization and Description of Business

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries (“Hartford Life” or the “Company”), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits products. Hartford Life, Inc. was formed on December 13, 1996 and capitalized on December 16, 1996 with the contribution of all the outstanding common stock of Hartford Life and Accident Insurance Company (“HLA”), a subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”). Pursuant to an initial public offering (the “IPO”) on May 22, 1997, Hartford Life sold to the public 26 million shares of Class A Common Stock at $28.25 per share and received proceeds, net of offering expenses, of $687. The 26 million shares sold in the IPO represented approximately 18.6% of the equity ownership in Hartford Life. On June 27, 2000, The Hartford acquired all of the outstanding common shares of Hartford Life not already owned by The Hartford (“The Hartford Acquisition”). As a result of The Hartford Acquisition, Hartford Life became a direct subsidiary of Hartford Fire Insurance Company (“Hartford Fire”), a direct wholly-owned subsidiary of The Hartford. During the third quarter of 2002, Hartford Life became a direct subsidiary of Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford. Hartford Life, Inc. is a holding company, and as such, has no material business of its own.

Note 2. Basis of Presentation and Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life and its wholly-owned as well as controlled majority owned subsidiaries. Investments in companies in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method. All material intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.

In 2004, the Company sponsored and purchased an investment interest in a synthetic collateralized loan obligation transaction, a variable interest entity (“VIE”) for which the Company determined itself to be the primary beneficiary. Accordingly, the assets, liabilities and results of operations of the entity are included in the Company’s consolidated financial statements. For further discussion of the synthetic collateralized loan transaction see Note 4.

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

The most significant estimates include those used in determining reserves for future policyholder benefits, deferred policy acquisition costs, valuation of investments and derivative instruments and evaluation of other-than-temporary impairments, income taxes and contingencies.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current period classifications.

Adoption of New Accounting Standards

In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 addresses a wide variety of topics, some of which have a significant impact on the Company. The major provisions of SOP 03-1 require:

•
Recognizing expenses for a variety of contracts and contract features, including guaranteed minimum death benefits (“GMDB”), certain death benefits on universal-life type contracts and annuitization options, on an accrual basis versus the previous method of recognition upon payment;

•	Reporting and measuring assets and liabilities of certain separate account products as general account assets and liabilities when specified criteria are not met;

•
Reporting and measuring the Company’s interest in its separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; and

•
Capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs (“DAC”).

SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application, January 1, 2004, the cumulative effect of the adoption of SOP 03-1 on net income and other comprehensive income was comprised of the following individual impacts shown net of income tax benefit of $12:

Components of Cumulative Effect of Adoption	Net Income	Other Comprehensive Income

Establishing GMDB and other benefit reserves for annuity contracts	$(54)	$—
Reclassifying certain separate accounts to general account	30	294
Other	1	(2)

Total cumulative effect of adoption	$(23)	$292

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS No. 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer’s shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance. SFAS No. 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for separately. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which required an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity. A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs which required consolidation.

In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”), which incorporated a number of modifications and changes made to the original version. FIN 46R replaced the previously issued FIN 46 and, subject to certain special provisions, was effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities and no later than the end of the first reporting period that ends after March 15, 2004 for all other VIEs. Early adoption was permitted. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs but resulted in the deconsolidation of VIEs that issued Mandatorily Redeemable Preferred Securities of Subsidiary Trusts (“trust preferred securities”). The Company is not the primary beneficiary of the VIEs, which issued the trust preferred securities. The Company does not own any of the trust preferred securities which were issued to unrelated third parties. These trust preferred securities are considered the principal variable interests issued by the VIEs. As a result, the VIEs, which the Company previously consolidated, are no longer consolidated. The sole assets of the VIEs are junior subordinated debentures issued by the Company with payment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as a separate liability on the Company’s consolidated balance sheets as “company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures”. At December 31, 2003, the impact of deconsolidation was to increase long-term debt and decrease the trust preferred securities by $450. (For further discussion, see Note 14 for disclosure of information related to these VIEs as required under FIN 46R.)

Future Adoption of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Hartford will adopt SFAS No. 123R in the third quarter of fiscal 2005 using the prospective method. In January 2003, The Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS No. 123 and therefore, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 was effective for periods beginning after June 15, 2004 and adopts a three-step impairment model for securities within its scope. The three-step model must be applied on a security-by-security basis as follows:

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

Step 3:	If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost basis and its fair value.

Subsequent to an other-than-temporary impairment loss, a debt security should be accounted for in accordance with SOP 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 requires that the amount of a security’s expected cash flows in excess of the investor’s initial cost or amortized cost investment be recognized as interest income on a level-yield basis over the life of the security. EITF Issue No. 03-1 does not replace the impairment guidance for investments accounted for under EITF Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF Issue No. 99-20”), however, it requires investors to determine if a security is other-than-temporarily impaired under EITF Issue No. 03-1 if the security is determined not to be other-than-temporarily impaired under EITF Issue No. 99-20.

In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”, (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10–20 of EITF Issue No. 03-1 in order to redeliberate certain aspects of the consensus as well as the implementation guidance included in FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 4.

The ultimate impact the adoption of EITF Issue No. 03-1 will have on the Company’s consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could potentially result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $184 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold securities with unrealized losses at the time of the impairment evaluation.

Stock-based compensation

In January 2003, The Hartford adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees”, and used the prospective transition method. Under the prospective method, stock-based compensation expense is recognized for awards granted or modified after the beginning of the fiscal year in which the change is made. The Hartford expenses all stock-based compensation awards granted after January 1, 2003. The allocated expense to the Company from The Hartford associated with these awards for the year ended December 31, 2003, was immaterial.

All stock-based compensation awards granted or modified prior to January 1, 2003, will continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date, and is recognized over the award’s vesting period. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2004, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all awards granted since the effective date of SFAS No. 123. For further discussion of The Hartford’s stock-based compensation plans, see Note 17 of Notes to Consolidated Financial Statements.

Investments

Hartford Life’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Accordingly, these securities are carried at fair value with the after-tax difference from amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” as defined in SFAS No. 115, with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of limited partnership interests, derivatives and mortgage loans. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value and mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any.

Valuation of Fixed Maturities

The fair value for fixed maturity securities is largely determined by one of three primary pricing methods: independent third party pricing service market quotations, independent broker quotations or pricing matrices, which use data provided by external sources. With the exception of short-term securities for which amortized cost is predominantly used to approximate fair value, security pricing is applied using a hierarchy or “waterfall” approach whereby prices are first sought from independent pricing services with the remaining unpriced securities submitted to brokers for prices or lastly priced via a pricing matrix.

Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed and commercial mortgage-backed securities are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads incorporate the issuer’s credit rating as assigned by a nationally recognized rating agency and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third-party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2004 and 2003, primarily consisted of non-144A private placements and have an average duration of 4.8 and 4.5, respectively.

The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2004 and 2003:

	2004		2003
	General Account	Percentage	General Account	Percentage
	Fixed Maturity at	of Total	Fixed Maturity at	of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$40,902	80.9%	$30,576	81.6%
Priced via broker quotations	3,319	6.6%	2,250	6.0%
Priced via matrices	4,018	7.9%	2,488	6.6%
Priced via other methods	31	0.1%	172	0.5%
Short-term investments [1]	2,261	4.5%	1,976	5.3%

Total [2]	$50,531	100.0%	$37,462	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.

[2]	Effective January 1, 2004, guaranteed separate account assets were included with general account assets as a result of adopting SOP 03-1.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

Other-Than-Temporary Impairments

One of the significant estimations inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.

Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Once an impairment charge has been recorded, the Company then continues to review the other-than-temporarily impaired securities for additional other-than-temporary impairments. The ultimate completion of EITF Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” may impact the Company’s current other-than-temporary impairment evaluation process. (For further discussion of EITF Issue No. 03-1, see the Future Adoption of New Accounting Standards section of Note 2.)

Net Realized Capital Gains and Losses

Net realized capital gains and losses, after deducting the life and pension policyholders’ share and related amortization of deferred policy acquisition costs for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the year ended December 31, 2004 and were $1 for the years ended December 31, 2003 and 2002. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.

Net Investment Income

Interest income from fixed maturities is recognized when earned on a constant effective yield basis based on estimated principal repayments, if applicable. Prepayment fees are recorded in net investment income when earned. The Company stops recognizing interest income when it does not expect to receive amounts in accordance with the contractual terms of the security. Interest income on these investments is recognized only when interest payments are received.

Derivative Instruments

Overview

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. (For a further discussion, see Note 4.)

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

Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities

Derivatives are recognized on the balance sheet at fair value. Fair value is based upon either independent market quotations or pricing valuation models which utilize independent third party data as inputs. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and guaranteed minimum withdrawal benefits (“GMWB”) reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency, fair value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.

Fair-Value Hedges

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income.

Cash-Flow Hedges

Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of income in which the hedged item is recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Foreign-Currency Hedges

Changes in the fair value of derivatives that are designated and qualify as foreign-currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair-value hedge or a cash-flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

Net Investment in a Foreign Operation Hedges

Changes in fair-value of a derivative used as a hedge of a net investment in a foreign operation, to the extent effective as a hedge, are recorded in the foreign currency translation adjustments account within AOCI. Cumulative changes in fair value recorded in AOCI are reclassified into earnings upon the sale or complete or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.

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

Hedge Documentation and Effectiveness Testing

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated change in value of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking all derivatives that are designated as fair-value, cash-flow, foreign-currency or net-investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method,” the “Change in Fair Value Method” and the “Hypothetical Derivative Method”. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. If it is determined that a derivative is no longer highly effective as a hedge, the Company discontinues hedge accounting in the period in which the derivative became ineffective and prospectively, as discussed below under discontinuance of hedge accounting.

Discontinuance of Hedge Accounting

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur; or (3) the derivative expires or is sold, terminated, or exercised.

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

In other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are amortized into earnings when earnings are impacted by the variability of the cash flow of the hedged item.

Embedded Derivatives

The Company purchases financial instruments and issues products, such as GMWB, that contain a derivative instrument that is embedded in the financial instruments or products. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.

Credit Risk

The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and then collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.

Product Derivatives and Risk Management

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations is calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the policyholder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the policyholder for the GMWB over the Attributed Fees are associated with the host variable annuity contract recorded in fee income.

For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to offset its exposure to the GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003, and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the year ended December 31, 2004 and 2003, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $8 and $6 gain before deferred policy acquisition costs and tax effects, respectively.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2004 and 2003, the carrying value of the Company’s DAC was $7.4 billion and $6.6 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits can vary from management’s estimates, resulting in increases or decreases in the rate of amortization.

The Company regularly evaluates its EGPs to determine if actual experience or other evidence suggests that earlier estimates should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the years ended December 31, 2004 and 2003. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for both years ended December 31, 2004 and 2003.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of December 31, 2004, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of December 31, 2004 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence the determination to adjust assumptions include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,212 on December 31, 2004), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market.

Reserve for Future Policy Benefits and Unpaid Claims and Claim Adjustment Expenses

Liabilities for the Company’s group life and disability contracts as well its individual term life insurance policies include amounts for unpaid claims and future policy benefits. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid claims and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as sex, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations and, as such, provisions for adverse deviation are built into the long-tailed liability assumptions.

Other Policyholder Funds and Benefits Payable

The Company has classified its fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance (“PPLI”), variable universal life insurance, universal life insurance and interest sensitive whole life insurance as universal life-type contracts. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract. Certain contracts classified as universal life-type may also include additional death or other insurance benefit features, such as guaranteed minimum death or income benefits offered with variable annuity contracts or no lapse guarantees offered with universal life insurance contracts. An additional liability is established for these benefits by estimating the expected present value of the benefits in excess of the projected account value in proportion to the present value of total expected assessments. Excess benefits are accrued as a liability as actual assessments are recorded. Determination of the expected value of excess benefits and assessments are based on a range of scenarios and assumptions including those related to market rates of return and volatility, contract surrender rates and mortality experience.

The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date.

Revenue Recognition

For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for investment and universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. The Company’s traditional life and group disability products are classified as long duration contracts, and premiums are recognized as revenue when due from policyholders.

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

Participating life insurance inforce accounted for 5%, 6%, and 6% as of December 31, 2004, 2003 and 2002, respectively, of total life insurance in force. Dividends to policyholders were $29, $63, and $65 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.

Mutual Funds

The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The Hartford mutual funds”), families of 40 mutual funds. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission “SEC”, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities and operations of the Company.

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

Note 3. Segment Information

The Company has changed its reportable operating segments in 2004 from Investment Products, Individual Life, Group Benefits and Corporate Owned Life Insurance (“COLI”) to Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. Retail offers individual variable and fixed annuities, mutual funds, retirement plan products and services to corporations under Section 401(k) plans and other investment products. Institutional primarily offers retirement plan products and services to municipalities under Section 457 plans, other institutional investment products, structured settlements, and private placement life insurance (formerly COLI). Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance. Group Benefits sells group insurance products, including group life and group disability insurance as well as other products, including medical stop loss and supplementary medical coverages to employers and employer sponsored plans, accidental death and dismemberment, travel accident and other special risk coverages to employers and associations. The Company also includes in an

Other category its international operations, which are primarily located in Japan and Brazil; as well as Corporate, which includes net realized capital gains and losses other than periodic net coupon settlements on non-qualifying derivatives, net realized capital gains and losses related to guaranteed minimum withdrawal benefits, corporate items not directly allocated to any of its reportable operating segments, interest expense, and intersegment eliminations. Periodic net coupon settlements on non-qualifying derivatives and net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in each applicable segment in net realized capital gains and losses.

The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by Corporate. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company’s segments.

	For the years ended December 31,
	2004	2003	2002

Revenues
Premiums, fees and other considerations
Retail Products Group
Individual annuity	$1,618	$1,310	$1,236
Retail mutual funds	393	303	291
401(k)	77	49	35
Other	17	10	5

Retail Products Group Total	2,105	1,672	1,567
Institutional Solutions Group
Institutional	474	790	417
Governmental	50	46	45
PPLI	254	267	315

Institutional Solutions Group Total	778	1,103	777
Individual Life Total	746	727	697

Group Benefits
Group disability	1,602	1,010	990
Group life	1,655	1,012	968
Other	395	340	369

Group Benefits Total	3,652	2,362	2,327
Other	36	113	26

Total premiums, fees and other considerations	7,317	5,977	5,394

Net investment income	3,894	2,041	1,849

Realized gains and losses	149	40	(308)

Total revenues	$11,360	$8,058	$6,935

	For the years ended December 31,
	2004	2003	2002

Net Investment Income
Retail Products Group	$1,077	$494	$368
Institutional Solutions Group	1,061	995	977
Individual Life	302	256	262
Group Benefits	375	264	258
Other	1,079	32	(16)

Total net investment income	$3,894	$2,041	$1,849

Amortization of DAC
Retail Products Group	$661	$509	$436
Institutional Solutions Group	37	34	8
Individual Life	180	176	160
Group Benefits	23	18	17
Other	77	32	7

Total amortization of DAC	$978	$769	$628

Income Tax Expense (Benefit)
Retail Products Group	$114	$78	$96
Institutional Solutions Group	44	32	48
Individual Life	70	64	63
Group Benefits	84	43	35
Other [1]	(144)	(37)	(232)

Total income tax expense	$168	$180	$10

Net Income (Loss)
Retail Products Group	$526	$430	$356
Institutional Solutions Group	124	83	108
Individual Life	153	145	133
Group Benefits	229	148	128
Other [1]	287	(37)	(168)

Total net income	$1,319	$769	$557

[1] Includes tax benefits reflecting the impact of audit settlements of $190, $0, and $76 for the years ended December 31, 2004, 2003, and 2002.

	December 31,
	2004	2003
Assets
Retail Products Group	$122,214	$106,409
Institutional Solutions Group	58,325	51,562
Individual Life	12,489	11,791
Group Benefits	8,244	7,993
Other	19,181	9,837

Total assets	$220,453	$187,592

DAC
Retail Products Group	$4,564	$4,365
Institutional Solutions Group	159	105
Individual Life	1,813	1,700
Group Benefits	70	101
Other	831	352

Total DAC	$7,437	$6,623

Note 4. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2004	2003	2002

Fixed maturities	$2,493	$1,673	$1,485
Policy loans	186	210	254
Equity trading securities	1,018	—	—
Other investments	232	181	131

Gross investment income	3,929	2,064	1,870
Less: Investment expenses	35	23	21

Net investment income	$3,894	$2,041	$1,849

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$181	$19	$(296)
Equity securities	5	(7)	(22)
Periodic net coupon settlements on non-qualifying derivatives	6	26	9
Sale of affiliates	—	(1)	(4)
Other [1]	(43)	2	4
Change in liability to policyholders for net realized capital gains	—	1	1

Net realized capital gains (losses)	$149	$40	$(308)

[1] Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivate instruments, net gains associated with the GMWB hedging program, as well as, the amortization of deferred acquisition costs.

Components of Unrealized Gains (Losses) on Available-for-Sale Equity Securities

Gross unrealized gains	$30	$34	$10
Gross unrealized losses	(11)	(12)	(35)

Net unrealized gains (losses)	19	22	(25)
Deferred income taxes and other items	7	8	(9)

Net unrealized gains (losses), net of tax	12	14	(16)
Balance — beginning of year	14	(16)	(13)

Change in unrealized gains (losses) on available-for-sale equity securities	$(2)	$30	$(3)

The change in net unrealized gain or loss on equity securities classified as trading included in net investment income during the year ended December 31, 2004, and substantially offset by amounts credited to policyholders, was $677. This amount was not included in the gross unrealized gains losses in the chart above. The Company had no securities classified as trading in 2003 or 2002.

	For the years ended December 31,
Components of Unrealized Gains (Losses) on Fixed Maturities	2004	2003	2002

Gross unrealized gains	$2,742	$2,051	$1,704
Gross unrealized losses	(173)	(158)	(309)
Net unrealized gains credited to policyholders	(20)	(63)	(58)

Net unrealized gains	2,549	1,830	1,337
Deferred income taxes and other items	1,213	916	700

Net unrealized gains, net of tax	1,336	914	637
Balance — beginning of year	914	637	176

Change in unrealized gains (losses) on fixed maturities	$422	$277	$461

Components of Fixed Maturity Investments

	As of December 31, 2004				As of December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,346	$76	$(64)	$6,358	$4,055	$95	$(73)	$4,077
Collateralized mortgage obligations (“CMOs”) Agency backed	1,036	11	(3)	1,044	848	10	—	858
Non-agency backed	48	—	—	48	22	—	—	22
Commercial mortgage-backed securities (“CMBS”)
Agency backed	72	2	(1)	73	36	—	—	36
Non-agency backed	8,384	368	(19)	8,733	5,595	295	(14)	5,876
Corporate	23,645	1,957	(70)	25,532	17,618	1,372	(56)	18,934
Government/Government agencies
Foreign	723	67	(2)	788	697	65	(1)	761
United States	884	19	(5)	898	759	9	(2)	766
Mortgage-backed securities (“MBS”) – U.S. Government/Government agencies	1,771	20	(3)	1,788	1,750	27	(4)	1,773
States, municipalities and political subdivisions	2,780	221	(6)	2,995	2,184	174	(8)	2,350
Redeemable preferred stock	12	1	—	13	31	2	—	33
Short-term investments	2,261	—	—	2,261	1,974	2	—	1,976

Total fixed maturities	$47,962	$2,742	$(173)	$50,531	$35,569	$2,051	$(158)	$37,462

Included in the fair value of total fixed maturities as of December 31, 2004 are $11.7 billion of guaranteed separate account assets. Guaranteed separate account assets were reclassified to the general account on January 1, 2004 as a result of the adoption of SOP 03-1. (For further discussion, see the Adoption of New Accounting Standards section of Note 2.)

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2004 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. Asset-backed securities, including MBS and CMOs, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value

One year or less	$5,346	$5,380
Over one year through five years	14,303	14,911
Over five years through ten years	13,559	14,284
Over ten years	14,754	15,956

Total	$47,962	$50,531

Non-Income Producing Investments

Investments that were non-income producing as of December 31, are as follows:

	2004		2003
Security Type	Amortized Cost	Fair Value	Amortized Cost	Fair Value

ABS	$5	$4	$2	$3
CMOs	1	1	—	1
CMBS	1	1	—	—
Corporate	4	7	11	30
Government/Government agencies - foreign	2	2	1	1

Total	$13	$15	$14	$35

For 2004, 2003 and 2002, net investment income was $12, $18 and $14, respectively, lower than it would have been if interest on non-accrual securities had been recognized in accordance with the original terms of these investments.

Sales of Fixed Maturity and Equity Security Investments

	For the years ended December 31,
	2004	2003	2002

Sale of Fixed Maturities
Sale proceeds	$14,317	$7,036	$6,910
Gross gains	338	236	143
Gross losses	(139)	(75)	(71)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$114	$169	$11
Gross gains	17	14	1
Gross losses	(5)	—	(5)

Concentration of Credit Risk

The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.

Security Unrealized Loss Aging

The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. (For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 2.) Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2004 and 2003.

The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	2004
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,260	$1,247	$(13)	$365	$314	$(51)	$1,625	$1,561	$(64)
CMOs
Agency backed	521	518	(3)	2	2	—	523	520	(3)
Non-agency backed	39	39	—	—	—	—	39	39	—
CMBS
Agency backed	26	25	(1)	—	—	—	26	25	(1)
Non-agency backed	1,894	1,878	(16)	75	72	(3)	1,969	1,950	(19)
Corporate	3,411	3,368	(43)	798	771	(27)	4,209	4,139	(70)
Government/Government agencies Foreign	134	133	(1)	27	26	(1)	161	159	(2)
United States	525	520	(5)	7	7	—	532	527	(5)
MBS — U.S. Government/Government agencies	474	472	(2)	25	24	(1)	499	496	(3)
States, municipalities and political subdivisions	276	270	(6)	2	2	—	278	272	(6)
Short-term investments	74	74	—	—	—	—	74	74	—

Total fixed maturities	8,634	8,544	(90)	1,301	1,218	(83)	9,935	9,762	(173)
Common stock	—	—	—	1	1	—	1	1	—
Nonredeemable preferred stock	76	74	(2)	113	104	(9)	189	178	(11)

Total equity	76	74	(2)	114	105	(9)	190	179	(11)

Total temporarily impaired securities	$8,710	$8,618	$(92)	$1,415	$1,323	$(92)	$10,125	$9,941	$(184)

As of December 31, 2004, fixed maturities represented approximately 94% of the Company’s total unrealized loss amount, which was comprised of approximately 1,400 different securities. The Company held no securities as of December 31, 2004 that were in an unrealized loss position in excess of $11. There were no fixed maturities or equity securities as of December 31, 2004, with a fair value less than 80% of the security’s amortized cost for six continuous months other than certain ABS and CMBS. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its carrying amount and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position as of December 31, 2004 that were deemed to be other-than-temporarily impaired.

Securities in an unrealized loss position for less than twelve months were comprised of over 1,200 securities of which 90%, or $83, were comprised of securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.

The securities depressed for twelve months or more as of December 31, 2004 were comprised of approximately 200 securities, with the majority of the unrealized loss amount relating to ABS and corporate fixed maturities within the financial services sector. A description of these events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

ABS — ABS represents $51 of the securities in an unrealized loss position for twelve months or more. These securities were primarily supported by aircraft lease receivables that had suffered a decrease in value in recent years as a result of a prolonged decline in airline travel, the uncertainty of a potential industry recovery and lack of market liquidity in this sector. Although uncertainty surrounding the stability of domestic airlines continues to weigh heavily on this sector, worldwide travel and aircraft demand appears to be improving, resulting in a modest increase in market prices and greater liquidity in this sector during 2004. As of December 31, 2004, the estimated future cash flows for these securities indicated full recovery and as a result, based on management’s intent and ability to hold these securities, the prices of these securities were deemed to be temporarily depressed.

Financial services — Financial services represents approximately $14 of the securities in an unrealized loss position for twelve months or more. These securities are investment grade securities priced at or greater than 90% of amortized cost. As of December 31, 2004, the financial services twelve months or more unrealized loss amount primarily related to variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized losses for these securities have declined during the year as interest rates have risen. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. The majority of these variable rate securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $27 in the twelve months or more unrealized loss category is comprised of approximately 98 securities, substantially all of which were depressed only a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2004. The decline in market value for these securities is primarily attributable to changes in interest rates.

The following table presents the Company’s unrealized loss, fair value and amortized cost for fixed maturity and equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003.

	2003
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$257	$253	$(4)	$85	$84	$(1)	$342	$337	$(5)
CMOs
Agency backed	246	246	—	1	1	—	247	247	—
Non-agency backed	4	4	—	—	—	—	4	4	—
CMBS
Non-agency backed	584	578	(6)	57	57	—	641	635	(6)
Corporate	1,498	1,463	(35)	438	418	(20)	1,936	1,881	(55)
Government/Government agencies
Foreign	31	30	(1)	—	—	—	31	30	(1)
United States	262	260	(2)	—	—	—	262	260	(2)
MBS – U.S. Government/Government agencies	179	175	(4)	—	—	—	179	175	(4)
States, municipalities and political subdivisions	217	209	(8)	—	—	—	217	209	(8)

Total fixed maturities	3,278	3,218	(60)	581	560	(21)	3,859	3,778	(81)
Common stock	2	2	—	4	4	—	6	6	—
Nonredeemable preferred stock	55	50	(5)	65	59	(6)	120	109	(11)

Total equity	57	52	(5)	69	63	(6)	126	115	(11)

Total temporarily impaired securities [1]	$3,335	$3,270	$(65)	$650	$623	$(27)	$3,985	$3,893	$(92)

[1] Excludes securities subject to EITF Issue No. 99-20 and guaranteed separate account assets.

There were no fixed maturities or equity securities as of December 31, 2003, with a fair value less than 80% of the security’s amortized cost for six continuous months. As of December 31, 2003, fixed maturities represented approximately 88% of the Company’s unrealized loss amount, which was comprised of approximately 475 different securities. As of December 31, 2003, the Company held no securities presented in the table above that were at an unrealized loss position in excess of $4.2.

The majority of the securities in an unrealized loss position for less than twelve months were depressed due to the rise in long-term interest rates. This group of securities was comprised of over 400 securities. Of the less than twelve months total unrealized loss amount $56, or 86%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%. As of December 31, 2003, $55 of the less than twelve months total unrealized loss amount was comprised of securities in an unrealized loss position for less than six continuous months.

The securities depressed for twelve months or more were comprised of less than 100 securities. Of the twelve months or more unrealized loss amount $22, or 82%, was comprised of securities with fair value to amortized cost ratios as of December 31, 2003 at or greater than 90%.

As of December 31, 2003, the securities in an unrealized loss position for twelve months or more were primarily interest rate related. The sector in the greatest gross unrealized loss position in the table above was financial services, which is included within the corporate category above. A description of the events contributing to the security type’s unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.

Financial services — Financial services represents approximately $19 of the securities in an unrealized loss position for twelve months or more. All of these positions were priced at or greater than 80% of amortized cost as of December 31, 2003. The financial services securities in an unrealized loss position are primarily investment grade variable rate securities with extended maturity dates, which have been adversely impacted by the reduction in forward interest rates after the purchase date, resulting in lower expected cash flows. Unrealized loss amounts for these securities declined during 2003 as interest rates increased. Additional changes in fair value of these securities are primarily dependent on future changes in forward interest rates. A substantial percentage of these securities are currently hedged with interest rate swaps, which convert the variable rate earned on the securities to a fixed amount. The swaps generally receive cash flow hedge accounting treatment and are currently in an unrealized gain position.

The remaining balance of $8 in the twelve months or more unrealized loss category is comprised of approximately 50 securities with fair value to amortized cost ratios at or greater than 80%.

Investment Management Activities

During 2004, Hartford Investment Management Company issued one and began serving as the collateral asset manager for an additional synthetic collateralized loan obligation (“CLO”), both of which the Company has an investment in. The synthetic CLOs invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). The notional value of the referenced bank loan portfolios from the two synthetic CLOs as of December 31, 2004 was approximately $700. The synthetic CLOs issued approximately $135 of notes and preferred shares (“CLO issuances”), approximately $120 of which was to third party investors. The proceeds from the CLO issuances were invested in collateral accounts consisting of high credit quality securities that were pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps.

Pursuant to the requirements of FIN 46R, the Company has concluded that the two synthetic CLOs are VIEs and that the Company is the primary beneficiary and must consolidate the CLO issued in 2004. Accordingly, the Company has recorded in the consolidated balance sheets $65 of cash and invested assets, total return swaps with a fair value of $3 in other assets, which reference a bank loan portfolio with a maximum notional of $400, and $52 in other liabilities related to the CLO issuances. The total return from the referenced bank loan portfolio of $3 was received via the total return swap and recorded in realized capital gains and losses. Income from the fixed maturity collateral account and CLO issuance investor payments were recorded in net investment income in the consolidated statements of income. The Company’s investment in the consolidated synthetic CLO issuance is $14, which is its maximum exposure to loss. In addition, the Company has a $2 preferred share investment in the non-consolidated synthetic CLO issuance, which is its maximum exposure to loss. The investors in the two synthetic CLO issuances have recourse only to the VIE assets and not to the general credit of the Company.

Derivative Instruments

Derivative instruments are recorded at fair value and presented in the consolidated balance sheets as of December 31, as follows:

	Asset Values		Liability Values
	2004	2003	2004	2003

Other investments	$185	$178	$—	$—
Reinsurance recoverables	—	—	67	89
Other policyholder funds and benefits payable	129	115	—	—
Fixed maturities	4	7	—	—
Other liabilities	—	—	518	257

Total	$318	$300	$585	$346

The following table summarizes the primary derivative instruments used by the Company and the hedging strategies to which they relate. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31.

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Cash-Flow Hedges

Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity investments to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure on anticipated fixed-rate asset purchases due to changes in the benchmark interest rate London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$5,794	$2,549	$56	$91

Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	1,374	736	(430)	(149)

Fair-Value Hedges

Interest rate swaps
A portion of the Company’s fixed debt is hedged against increases in LIBOR, the designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities due to changes in LIBOR.	201	112	(4)	(5)

Interest rate caps and floors
Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments.	148	80	(1)	(1)

Swaptions
Swaption arrangements are utilized to offset the change in the fair value of call options embedded in certain municipal fixed maturity securities. The swaptions give the Company the option to enter into a “received fixed” swap. The purpose of the swaptions is to mitigate reinvestment risk arising from the call option embedded in the municipal security, providing for a fixed return over the original term to maturity.	14	14	1	1

Net Investment Hedges

Forwards
Yen denominated forwards are used to hedge the net investment in the Japanese Life operation from potential volatility in the yen to U.S. dollar exchange rate.	401	200	(23)	(4)

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Other Investment and Risk Management Activities

Interest rate caps and swaption contracts
The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. These derivatives are also used to reduce the duration risk in certain investment portfolios. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain products in accordance with the Company’s asset and liability management policy.

The Company also uses an interest rate cap as an economic hedge of the interest rate risk related to fixed rate debt. In a rising interest rate environment, the cap will limit the net interest expense on the hedged fixed rate debt.	$1,466	$1,466	$2	$11

Interest rate swaps
The Company enters into interest rates swaps to terminate existing swaps in hedging relationships, and thereby offsetting the changes in value in the original swap. In addition, the Company uses interest rate swaps to manage duration risk between assets and liabilities.	2,206	3,077	(13)	11

Foreign currency swaps, forwards and put and call options
The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. Currency options were closed in January 2003 for a loss of $3, after-tax.

The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments. Currency options were closed in January 2003 for a loss of $3, after-tax.	973	104	(64)	(31)

Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure from an individual entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuer. Credit events typically include failure on the part of the referenced security issuer to make a fixed dollar amount of contractual interest or principal, payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $200 and $62, after-tax, as of December 31, 2004 and 2003, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps. As of December 31, 2004 and 2003, the maximum potential future exposure to the Company from such contracts is $571 and $172, after-tax, respectively.

The Company enters into credit default swaps agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers.	1,613	360	6	(18)

	Notional Amount		Fair Value
Hedging Strategy	2004	2003	2004	2003

Options
The Company writes option contracts for a premium to monetize the option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option.	$95	$276	$1	$1

Product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is an embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. (For a further discussion, see the Derivative Instruments section of Note 2). The notional value of the embedded derivative is the GRB balance.
	25,433	14,961	129	115

Reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	9,107	9,139	(67)	(89)

GMWB hedging instruments
The Company enters into interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index futures contracts and put and call options, as well as interest rate swap contracts to hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured.	3,117	544	108	21

Statutory Reserve hedging instruments
The Company purchased one and two year S&P500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB obligations against a decline in the equity markets.	1,921	—	32	—

Total	$53,863	$33,618	$(267)	$(46)

The increase in notional amount since December 31, 2003 is primarily due to an increase in embedded derivatives associated with GMWB product sales, and, to a lesser extent, derivatives transferred to the general account as a result of the adoption of SOP 03-1 and new hedging strategies. The decrease in the net fair value of derivative instruments since December 31, 2003 was primarily due to the changes in foreign currency exchange rates, the rise in short-term interest rates during 2004 and derivatives transferred to the general account pursuant to the adoption of SOP 03-1, partially offset by the increase in derivatives associated with GMWB.

Due to the adoption of SOP 03-1, derivatives previously included in separate accounts were reclassified into various other balance sheet classifications. On January 1, 2004, the notional amount and net fair value of derivative instruments reclassified totaled $2.9 billion and $(71), respectively.

For the year ended December 31, 2004, gross gains and losses representing the total ineffectiveness of all fair-value and net investment hedges were immaterial. For the year ended December 31, 2004, the Company’s net gain and loss representing hedge ineffectiveness on cash flow hedges was $(11), after-tax. For the years ended December 31, 2003 and 2002, the Company’s gross gains and losses representing the total ineffectiveness of all cash-flow, fair-value and net investment hedges were immaterial.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the consolidated statements of income. For the years ended December 31, 2004, 2003 and 2002, the Company recognized an after-tax net (loss) gain of $(2), $(2) and $2 respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. The net, after-tax, GMWB activity (including the embedded derivative liability, reinsurance contracts and futures, swaps and option contracts) is included in this amount and totaled $5, $4 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004 and 2003, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $7. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2004, 2003 and 2002, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges were immaterial.

The net investment hedge of the Japanese Life operation was established in the fourth quarter of 2003. The after-tax amount of gain (loss) included in the foreign currency translation adjustment associated with the net investment hedge was $(14) as of December 31, 2004. The net amount of gains (losses) recorded in the foreign currency translation adjustments account pertaining to the net investment hedge for the years ended December 31, 2004 and 2003 was $(14) and $(3), respectively.

The Company began issuing a yen denominated individual fixed annuity product in the fourth quarter of 2004. The yen denominated fixed annuity product is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2004 yen to dollar spot rate. To mitigate the yen exposure associated with the product, during the fourth quarter of 2004, the Company entered into pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps (dollar to yen derivatives). As of December 31, 2004 the dollar to yen derivatives had a notional and fair value of $408 and $9, respectively. Changes in fair value of the dollar to yen derivatives totaled $9 for the year ended December 31, 2004. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the dollar to yen derivatives exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The dollar to yen derivatives are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income.

Securities Lending and Collateral Arrangements

The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company’s portfolio to qualifying third parties, via a lending agent. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2004 and 2003, the fair value of the loaned securities was approximately $1.1 billion and $0.8 billion, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $1.4 and $0.6 for the years ended December 31, 2004 and 2003, respectively, which was included in net investment income.

The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2004 and 2003, collateral pledged of $323 and $275, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2004 and 2003 were as follows:

Loaned Securities and Collateral Pledged	2004	2003

ABS	40	41
CMBS	173	155
Corporate	773	413
Government/Government Agencies
Foreign	17	11
United States	451	487

Total	$1,454	$1,107

As of December 31, 2004 and 2003, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government, and U.S. Government agency securities with a fair value of $1.2 billion and $1.1 billion, respectively. At December 31, 2004 and 2003, cash collateral of $1.2 billion and $0.9 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2004 and 2003. As of December 31, 2004 and 2003, all collateral accepted was held in separate custodial accounts.

Note 5. Fair Value of Financial Instruments

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

For short-term debt, carrying amounts approximate fair value.

Fair value for long-term debt is based on market quotations from independent third party pricing services.

The carrying amounts and fair values of Hartford Life’s financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed maturities	$50,531	$50,531	$37,462	$37,462
Equity securities, available for sale	525	525	357	357
Equity securities, trading	13,634	13,634	—	—
Policy loans	2,662	2,662	2,512	2,512
Limited partnerships [1]	256	256	177	177
Other investments [2]	1,108	1,108	646	646

Liabilities
Other policyholder funds [3]	$9,249	$9,081	$7,659	$7,893
Short-term debt	—	—	200	205
Long-term debt	1,050	1,194	1,300	1,461
Related Party Debt	—	—	305	305
Derivative related liabilities [4]	518	518	257	257

[1] Included in other investments on the balance sheet.

[2] 2004 and 2003 include $185 and $178 of derivative related assets, respectively.

[3] Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[4] Included in other liabilities on the consolidated balance sheets.

Note 6. Reinsurance

Hartford Life cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer do not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2004, Hartford Life had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity.

In accordance with normal industry practice, Hartford Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2004, the largest amount of life insurance retained on any one life by any one of the life operations was approximately $2.9. In addition, the Company reinsures the majority of the minimum death benefit guarantees as well as the guaranteed withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts.

Insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2004	2003	2002

Gross fee income, earned premiums and other	$7,004	$6,247	$5,634
Reinsurance assumed	811	195	180
Reinsurance ceded	(498)	(465)	(420)

Net fee income, earned premiums and other	$7,317	$5,977	$5,394

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

The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $478, $541, and $484 for the years ended December 31, 2004, 2003 and 2002, respectively. Hartford Life also assumes reinsurance from other insurers.

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

Reinsurance Recapture

On June 30, 2003, the Company recaptured a block of business previously reinsured with an unaffiliated reinsurer. Under this treaty, Hartford Life reinsured a portion of the GMDB feature associated with certain of its annuity contracts. As consideration for recapturing the business and final settlement under the treaty, the Company has received assets valued at approximately $32 and one million warrants exercisable for the unaffiliated company’s stock. This amount represents to the Company an advance collection of its future recoveries under the reinsurance agreement and will be recognized as future losses are incurred. Prospectively, as a result of the recapture, Hartford Life will be responsible for all of the remaining and ongoing risks associated with the GMDB’s related to this block of business. The recapture increased the net amount at risk retained by the Company, which is included in the net amount at risk discussed in Note 9. On January 1, 2004, upon adoption of the SOP, the $32 was included in the Company’s GMDB reserve calculation as part of the net reserve benefit ratio and as a claim recovery to date.

Note 7. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2004	2003	2002

Balance, January 1	$6,623	$5,758	$5,572
Capitalization	1,968	1,626	1,160
Amortization — Deferred Policy Acquisitions costs	(938)	(730)	(589)
Amortization — Present Value of Future Profits	(40)	(39)	(39)
Amortization — Realized Capital Gains/Losses	(15)	14	7
Adjustments to unrealized gains and losses on securities available-for-sale and other	(75)	(59)	(353)
Cumulative effect of accounting changes (SOP 03-1)	(105)	—	—
Effect of currency translation	72	—	—
Acquisition of Harford Life Group Insurance Company [1]	(53)	53	—

Balance, December 31	$7,437	$6,623	$5,758

[1] For the year ended December 31, 2004, reflects the purchase price adjustment related to the acquisition of Hartford Life Group Insurance Company.

The following table shows the carrying amount and accumulated net amortization of the present value of future profits for the years ended December 31, 2004 and 2003.

	2004		2003
	Carrying	Accumulated Net	Carrying	Accumulated Net
	Amount	Amortization	Amount	Amortization

Present value of future profits	$608	$155	$658	$115

Net amortization expense for the years ended December 31, 2004, 2003 and 2002 was $40, $39, and $39, respectively.

Assuming no future acquisitions, dispositions or impairments of intangible assets, estimated future net amortization expense for the succeeding five years is as follows.

For the year ended December 31,

2005	$39
2006	$35
2007	$31
2008	$28
2009	$26

Note 8. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and accordingly ceased all amortization of goodwill. As of December 31, 2004 and December 31, 2003, the carrying amount of goodwill for the Company’s Retail Products segment was $356 and the Company’s Individual Life segment was $440.

The Company’s tests of its goodwill for other-than-temporary impairment in accordance with SFAS No. 142 resulted in no write-downs for the years ended December 31, 2004 and 2003.

For a discussion of the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense, see Note 7. Except for goodwill, the Company has no material intangible assets with indefinite useful lives.

Note 9. Separate Accounts, Death Benefits and Other Insurance Benefit Features

The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by, the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2004, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11.7 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1 on January 1, 2004.

Prior to the adoption of SOP 03-1, the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of December 31, 2004, due to additional sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $14.1 billion

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Upon adoption of SOP 03-1, the Company recorded a liability for GMDB and guaranteed minimum income benefits (“GMIB”) offered only in Japan sold with variable annuity products of $225 and a related GMDB reinsurance recoverable asset of $108. As of December 31, 2004, the liability from GMDB sold with annuity products offered in the United States and GMDB/GMIB sold with annuity products offered in Japan was $174 and $28, respectively. The reinsurance recoverable asset, related to the U.S. GMDB was $64 as of December 31, 2004. During 2004, the Company incurred guaranteed death benefits on U.S. products and death and income benefits on Japanese products of $123 and $21, and paid guaranteed death benefits on U.S. products and death and income benefits on Japanese products of $166 and $1, respectively. Guaranteed minimum death benefits on U.S. products and death and income benefits on Japanese products paid during 2003 were $289 and $4, respectively. Guaranteed minimum death benefits paid during 2002 were $265.

The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claims Adjustment Expenses on the Company’s statement of income. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The determination of the GMDB and GMIB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB and GMIB liabilities as of December 31, 2004:

U.S GMDB:

•	250 stochastically generated investment performance scenarios

•	Returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3% for cash, a high of 11% for aggressive equities, and a weighted average of 9%.

•	Volatilities also varied by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%

•	80% of the 1983 GAM mortality table was used for mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%

•	Discount rate of 7.5%

Japan GMDB and GMIB:

•	250 stochastically generated investment performance scenarios

•	Returns, representing the Company’s long-term assumptions, varied by asset class with a low of 3.3% for Japan bonds, a high of 8.5% for foreign equities and a weighted average of 6%

•	Volatilities also varied by asset class with a low of 8.9% for Japan bonds, a high of 18.4% for foreign equities and a weighted average of 14.2%

•	70% of the 1996 Japan Standard Mortality Table was used for mortality assumptions

•	Lapse rates by age vary from a low of 1% to a high of 6%, with an average of 4%

•	Average discount rate of 3.0%

The following table provides details concerning GMDB and GMIB exposure:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$61,675	$6,568	$683	63
With 5% rollup [2]	4,204	575	104	62
With Earnings Protection Benefit Rider (EPB) [3]	4,849	228	67	59
With 5% rollup & EPB	1,499	124	21	61

Total MAV	72,227	7,495	875	63
Asset Protection Benefit (APB) [4]	17,173	5	4	61
Ratchet [5] (5 years)	40	2	—	65
Reset [6] (5-7 years)	8,262	640	640	60
Return of Premium [7]/Other	8,548	18	18	60

Subtotal U.S. Guaranteed Minimum Death Benefits	106,250	8,160	1,537	63
Japan Guaranteed Minimum Death and Income Benefit [8]	14,129	99	99	67

Total	$120,379	$8,259	$1,636	63

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]
Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]
EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

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

[8]
Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years.

The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specified percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. In certain contracts, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.

As of December 31, 2004 and December 31, 2003, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $129 and $115, respectively. During 2004 and 2003, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains was $33 and $165 was incurred, respectively. There were no payments made for the GMWB during 2004, 2003 or 2002.

As of December 31, 2004 and December 31, 2003, $18.1 billion, or 61%, and $6.2 billion, or 36%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of December 31, 2004 and 2003 was $32.7 billion and $15.5 billion, respectively

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2004
Equity securities (including mutual funds)	$88,782
Cash and cash equivalents	7,379

Total	$96,161

As of December 31, 2004, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.

The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes scheduled premium payments. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material. As of December 31, 2004, the liability for secondary guarantees as well as the amounts incurred and paid during the year was immaterial.

Note 10. Sales Inducements

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. Through December 31, 2003, the expense associated with offering certain of these bonuses was deferred and amortized over the contingent deferred sales charge period. Others were expensed as incurred. Effective January 1, 2004, upon the Company’s adoption of SOP 03-1, the expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Also, effective January 1, 2004, amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract rather than over the contingent deferred sales charge period.

Changes in deferred sales inducement activity were as follows for the year ended December 31, 2004:

Balance, beginning of period	$198
Sales inducements deferred	141
Amortization charged to income	(30)

Balance at December 31	$309

Note 11. Reserve for Future Policy Benefits

The following table displays the development of the claim reserves (included in reserve for future policy benefits and unpaid claims and claim adjustment expenses in the Consolidated Balance Sheets) resulting primarily from group disability products.

	For the years ended December 31,
	2004	2003	2002

Beginning claim reserves-gross	$4,480	$2,914	$2,764
PGAAP adjustment	20	—	—
Reinsurance recoverables	250	275	264

Beginning claim reserves-net	4,210	2,639	2,500

Incurred expenses related to
Current year	1,864	1,149	1,164
Prior years	(73)	(10)	31

Total incurred	1,791	1,139	1,195

Paid expenses related to
Current year	564	376	396
Prior years	1,020	669	660

Total paid	1,584	1,045	1,056

Ending claim reserves-net	4,417	2,733	2,639
Acquisition of claim reserves	—	1,497	—
Reinsurance recoverables	297	250	275

Ending claim reserves-gross	$4,714	$4,480	$2,914

During 2004, incurred and paid expenses increased from 2003 due to the acquisition of CNA. Incurred expenses related to prior years, for the year ended December 31, 2004, were due to favorable claims experience.

The liability for future policy benefits and unpaid claims and claim adjustment expenses is comprised of the following:

	2004	2003

Group Disability and Accident and other unpaid claims and claim adjustment expenses	$4,714	$4,480
Group Life Unpaid Claim and Claim Adjustment Expenses	885	893
Individual Life unpaid claims and claim adjustment expenses	88	89
Future Policy Benefits	6,563	5,949

Future Policy Benefits and Unpaid Claim and Claim Adjustment Expenses	$12,250	$11,411

The liability for future policy benefits and unpaid claims and claim adjustment expenses by segment/product is as follows:

	2004	2003

Retail Products Group
Individual annuity — variable	$174	$—
Individual annuity — fixed	582	435
401(k)	54	55
Other	5	—

Total Retail Products Group	815	490

Institutional Solutions Group
Structured settlements	2,502	2,117
Institutional annuities	2,025	1,892
Governmental	333	354
PPLI	269	291

Total Institutional Solutions Group	5,129	4,654

Individual Life
Variable universal life	21	21
Universal life/other interest sensitive	87	75
Term Life and other	480	485

Total Individual Life	588	581

Group Benefits
Group disability	4,162	3,971
Group life and accident	1,334	1,441
Other	188	184

Total Group Benefits	5,684	5,596

Other	34	90

Total	$12,250	$11,411

The liability for other policyholder funds and benefits payable by segment/product is as follows:

	2004	2003

Retail Products Group
Individual annuity — variable	$7,452	$8,230
Individual annuity — fixed [1]	10,952	510
401(k)	1,075	1,015
Other	22	24

Total Retail Products Group	19,501	9,779

Institutional Solutions Group
Structured settlements	1,503	1,168
Stable value/Funding agreements	1,468	1,312
GICs	3,174	3,361
Governmental	3,715	3,465
Leveraged PPLI [1]	2,791	2,638
Other	800	126

Total Institutional Solutions Group	13,451	12,070

Individual Life
Variable universal life	425	373
Universal life/other interest sensitive	4,059	3,407
Other	192	192

Total Individual Life	4,676	3,972

Group Benefits
Group disability	—	—
Group life and accident	558	391
Other	—	—

Total Group Benefits	558	391

Other[1]	14,647	(26)

Total	$52,833	$26,186

[1]
With the adoption of SOP 03-01 certain annuity products were reclassified from the separate account to the general account. This change in accounting resulted in an increase of $17.4 billion in the liability for other policy holder funds and benefits payable in 2004.

Note 12. Commitments and Contingencies

Litigation

The Hartford Financial Services Group, Inc. and its consolidated subsidiaries (“The Hartford”) is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and five of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The complaints allege on behalf of a putative class of shareholders that The Hartford and the five named individual defendants, as control persons of The Hartford, “disseminated false and misleading financial statements” by concealing that “[The Hartford] was paying illegal and concealed ‘contingent commissions’ pursuant to illegal ‘contingent commission agreements.’” The class period alleged is November 5, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaints seek damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions have been filed in the same court on behalf of participants in The Hartford’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford’s Pension Fund Trust and Investment Committee, The Hartford’s Pension Administration Committee, The Hartford’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions also have been filed in the same court. The complaints, brought in each case by a shareholder on behalf of The Hartford against its directors and an executive officer, allege that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaints seek damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Seven putative class actions also have been filed by alleged policyholders in federal district courts, one in the Southern District of New York, two in the Eastern District of Pennsylvania, three in the Northern District of Illinois, and one in the Northern District of California, against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division, and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from a class of defendant insurers. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Cook County action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed the Cook County action to the United States District Court for the Northern District of Illinois. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that most or all of these actions will be transferred to the United States District Court for the District of New Jersey. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

Additional complaints may be filed against The Hartford in various courts alleging claims under federal or state law arising from the conduct alleged in the NYAG Complaint. The Hartford’s ultimate liability, if any, in the pending and possible future suits is highly uncertain and subject to contingencies that are not yet known, such as how many suits will be filed, in which courts they will be lodged, what claims they will assert, what the outcome of investigations by the New York Attorney General’s Office and other regulatory agencies will be, the success of defenses that The Hartford may assert, and the amount of recoverable damages if liability is established. In the opinion of management, it is possible that an adverse outcome in one or more of these suits could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Bancorp Services, LLC - In the third quarter of 2003, Hartford Life Insurance Company and its affiliate International Corporate Marketing Group, LLC settled their intellectual property dispute with Bancorp Services, LLC (“Bancorp”). The dispute concerned, among other things, Bancorp’s claims for alleged patent infringement, breach of a confidentiality agreement, and misappropriation of trade secrets related to certain stable value corporate-owned life insurance products. The settlement provided that The Hartford would pay a minimum of $70 and a maximum of $80, depending on the outcome of the patent appeal, to resolve all disputes between the parties. The settlement resulted in the recording of an additional charge of $40, after-tax, in the third quarter of 2003, reflecting the maximum amount payable under the settlement, and in November of 2003, The Hartford paid the initial $70 of the settlement. On March 1, 2004, the Federal Circuit Court of Appeals decided the patent appeal adversely to The Hartford, and on March 22, 2004, The Hartford paid Bancorp an additional $10 in full and final satisfaction of its obligations under the settlement. Because the charge taken in the third quarter of 2003 reflected the maximum amount payable under the settlement, the amount paid in the first quarter of 2004 had no effect on the Company’s results of operations.

Reinsurance Arbitration - On March 16, 2003, a final decision and award was issued in the previously disclosed reinsurance arbitration between subsidiaries of The Hartford and one of their primary reinsurers relating to policies with guaranteed death benefits written from 1994 to 1999. The arbitration involved alleged breaches under the reinsurance treaties. Under the terms of the final decision and award, the reinsurer’s reinsurance obligations to The Hartford’s subsidiaries were unchanged and not limited or reduced in any manner. The award was confirmed by the Connecticut Superior Court on May 5, 2003.

Regulatory Developments

In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding the issues under investigation.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford is not joined as a defendant in the action. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on the Company.

On October 29, 2004, the New York Attorney General’s Office informed The Hartford that the Attorney General is conducting an investigation with respect to the timing of the previously disclosed sale by Thomas Marra, a director and executive officer of The Hartford, of 217,074 shares of The Hartford’s common stock on September 21, 2004. The sale occurred shortly after the issuance of two additional subpoenas dated September 17, 2004 by the New York Attorney General’s Office. The Hartford has engaged outside counsel to review the circumstances related to the transaction and is fully cooperating with the New York Attorney General’s Office. On the basis of the review, The Hartford has determined that Mr. Marra complied with The Hartford’s applicable internal trading procedures and has found no indication that Mr. Marra was aware of the additional subpoenas at the time of the sale.

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the Securities and Exchange Commission (“SEC”), subpoenas from the New York Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking,

and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, the Company agreed in principle with the Boards of Directors of the mutual funds to idemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined. The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

A number of companies have announced settlements of enforcement actions with various regulatory agencies, primarily the SEC and the New York Attorney General’s Office, which have included a range of monetary penalties and restitution. While no such action has been initiated against The Hartford, the SEC, and the New York Attorney General’s Office are likely to take some action at the conclusion of the on-going investigations related to market timing and directed brokerage. The potential timing of any such action is difficult to predict, and The Hartford’s ultimate liability, if any, from any such action is not reasonably estimable at this time. If such an action is brought, it could have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

Leases

The rent paid to Hartford Fire for operating leases entered into by the Company was $67, $51, and $52 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in Hartford Fire’s operating leases are Hartford Life’s principal executive offices, which are located in Simsbury, Connecticut. Rental expense is recognized on a level basis for the facility located in Simsbury, Connecticut, which expires on December 31, 2009, and amounted to approximately $25, $20, and $17 for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, Hartford Life has entered into operating leases for its international operations, which expire in 2007, 2009, and 2014. The rental expense on international leases was $10, $5 and $2 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum rental commitments on all operating leases are as follows:

2005	$67
2006	63
2007	48
2008	42
2009	36
Thereafter	41

Total	$297

Tax Matters

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS). During the third quarter of 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company agreed upon all adjustments. As a result, during the third quarter of 2004 the Company booked a $190 tax benefit to reflect the impact of the audit settlement on tax years covered by the examination as well as other tax years prior to 2004. The benefit relates primarily to the separate account DRD and interest. During the fourth quarter of 2004, the IRS issued a Revenue Agent’s Report, reflecting the adjustments computed and agreed upon in the prior quarter with respect to the Company’s federal taxes for the years under examination. No additional tax adjustments were recorded, as the results reflected in the Report were included in the tax benefit recorded in the third quarter. The IRS is expected to begin its audit of the 2002-2004 tax years sometime in 2005. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years.

Unfunded Commitments

At December 31, 2004, Hartford Life has outstanding commitments totaling $452, of which $202 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $250 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to 3 years.

Guaranty fund and Other Insurance-Related Assessments

In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the fund are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer is engaged. Assessments are generally limited for any year to one or two percent of premiums written per year depending on the state. There were no guaranty fund assessment payments or refunds in 2004 and 2003. There were guaranty fund assessment refunds of $2 in 2002.

Note 13. Income Tax

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

The Company is included in The Hartford’s consolidated Federal income tax return. The Company’s effective tax rate was 11%, 19% and 2% in 2004, 2003 and 2002, respectively.

Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2004	2003	2002

Current	$(10)	$(2)	$29
Deferred	178	182	(19)

Income tax expense	$168	$180	$10

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2004	2003	2002

Tax Provision at the U.S. statutory rate	$529	$332	$198
Tax-exempt interest	(31)	(29)	(27)
Dividends received deduction	(134)	(90)	(66)
IRS Audit Settlement (see Note 12)	(190)	—	(76)
Tax adjustment	(4)	(30)	—
Foreign Related Investments	(5)	(5)	(14)
Other	3	2	(5)

Provision for income tax	$168	$180	$10

Deferred tax assets (liabilities) include the following as of December 31:

	2004	2003

Deferred Tax Assets
Tax basis deferred policy acquisition costs	$648	$678
Employee Benefits	—	27
Net Operating Loss Carryover	227	216
Minimum Tax Credit	154	103
Foreign Tax Credit Carryovers	7	17
Other	36	—

Total Deferred Tax Assets	1,072	1,041

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(838)	(763)
Net Unrealized Gains on Securities	(799)	(692)
Employee Benefits	(10)	—
Other Investment-related items	(107)	(16)
Depreciable & Amortizable assets	(65)	(50)
Other	—	(6)

Total Deferred Tax Liabilities	(1,819)	(1,527)

Total Deferred Tax Asset (Liability)	$(747)	$(486)

Hartford Life had current federal income tax receivable of $75 and $3 as of December 31, 2004 and 2003, respectively.

In management’s judgment, the gross deferred tax asset will more likely than not be realized through reductions of future taxes. Accordingly, no valuation has been recorded. Included in the total net deferred tax liability is a deferred tax asset for net operating losses of $648, consisting of U.S. losses of $136 which expire in 2023 and foreign losses of $512 which expire during fiscal years 2006 — 2012.

Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $104 as of December 31, 2004. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company anticipates that, based on currently available information, this change will permanently eliminate the potential tax of $37 on such a distribution.

Note 14. Debt

	December 31, 2004	December 31, 2003
Short-Term Debt
Related Party Debt	$—	$305
Current maturities of long-term debt	—	200

Total Short-Term Debt	$—	$505

Long -Term Debt Senior Notes
7.10% Notes, due 2007	$200	$200
7.65% Notes, due 2027	250	250
7.375% Notes, due 2031	400	400

Total Senior Notes	850	850
Junior Subordinated Debentures
7.20% Notes, due 2038	—	250

7.625% Notes, due 2050	200	200

Total Long-Term Debt	$1,050	$1,300

Shelf Registrations

On May 15, 2001, Hartford Life filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2004, the Company had $1.0 billion remaining on its shelf.

Short-Term Debt

Effective December 31, 2002, Hartford Life, in conjunction with its parent The Hartford, signed a $490 three year revolving credit facility with a group of participating banks. Hartford Life has access to up to $250 of this credit facility. This facility, which expires in 2005, is available for general corporate purposes and to provide additional support for the Company’s commercial paper program. In addition, the Company’s Japanese operation has a $30 line of credit with a Japanese bank. As of December 31, 2004 the Company had no outstanding borrowings under these facilities.

Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2004, the Company had no outstanding borrowings under the program.

Long-Term Debt

Hartford Life’s long-term debt securities are unsecured obligations of Hartford Life and rank on a parity with all other unsecured and unsubordinated indebtedness. Effective June 15, 2004, Hartford Life received a capital contribution in the form of cash of $100 from its parent The Hartford which was then used in conjunction with available cash to fund the payment and settlement of the $200 of 6.9% long-term debt which matured on June 15, 2004.

On March 15, 2004, all outstanding 7.20% Trust Preferred Securities, Series A Common Securities of Hartford Life Capital I, were called for redemption. Hartford Life received a capital contribution in the form of cash of $200 from its parent The Hartford which was then used in conjunction with available cash to fund this redemption. The redemption price was $25 per share, plus accumulated and unpaid distributions thereon to March 15, 2004, in the amount of $0.30 per share. The redemption was paid on March 15, 2004 in a manner provided in the Amended and Restated Declaration of Trust for Trust Preferred Securities. Hartford Life recorded a $7, before-tax, expense for the unamortized costs associated with these preferred securities in the first quarter of 2004.

The financial structure of Hartford Life Capital II and I, as of December 31, 2004 and 2003, were as follows:

($ in millions except for per security data)	Hartford Life Capital II	Hartford Life Capital I [2]

Junior Subordinated Debentures [1] [2]
Principal amount owed	$200	$250
Balance December 31, 2004	$200	—
Balance December 31, 2003	$200	$250
Coupon rate	7.625%	7.20%
Interest payable	Quarterly	Quarterly
Maturity date	Feb. 15, 2050	June 30, 2038
Redeemable by issuer on or after	Mar. 6, 2006	June 30, 2003
Trust Preferred Securities
Issuance date	Mar. 6, 2001	June 29, 1998
Securities issued	8,000,000	10,000,000
Liquidation preference per security (in dollars)	$25	$25
Liquidation value	$200	$250
Coupon rate	7.625%	7.20%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by	HLI	HLI

[1]
For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford’s or HLI’s capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.

[2]	The securities for Hartford Life Capital I were redeemed on March 15, 2004.

Related Party Debt

Effective January 30, 2004, Hartford Life received a capital contribution in the form of cash of $305 from its parent The Hartford which was then used to fund the payment and settlement of the above related party note agreements totaling $305 with its parent The Hartford.

Interest Expense

The following table presents interest expense incurred for 2004, 2003 and 2002, respectively.

	For the years ended December 31,
	2004	2003	2002

Short and Long-term debt	$70	$77	$78
Series A Preferred Securities and Series B Preferred Securities	26	34	34
Related Party debt	1	6	—

Total interest expense	$97	$117	$112

Note 15. Stockholder’s Equity

Statutory Results

	For the years ended December 31,
	2004	2003	2002

Statutory net income (loss)	$1,048	$1,026	$(137)

Statutory surplus	$5,119	$4,470	$3,019

A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2004, the maximum amount of statutory dividends which may be paid to Hartford Life from its insurance subsidiaries in 2005, without prior approval, is $766.

The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

Note 16. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans

Pension Plans

Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford, was $44, $34, and $18 for the years ended December 31, 2004, 2003 and 2002, respectively. ,

Investment and Savings Plan

Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocates 0.5% of base salary to the plan for each eligible employee. In 2004, the Company allocates 1.5% of base salary to plan for eligible employees who have salaries of less than $90,000 per year. The cost to Hartford Life for this plan was approximately $15, $10, and $9 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 17. Stock Compensation Plans

Hartford Life’s employees are included in The Hartford 2000 Incentive Stock Plan (the “2000 Plan”) and The Hartford Employee Stock Purchase Plan.

Under the 2000 Plan, awards may be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, performance shares or restricted stock, or any combination of the foregoing. In addition, stock appreciation rights may be granted in connection with all or part of any stock options granted under the 2000 Plan. In December 2004, the 2000 Plan was amended to allow for grants of restricted stock units effective as of January 1, 2005. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 17,211,837 shares applicable to all awards for the ten-year duration of the 2000 Plan.

All options granted have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2004, The Hartford had not issued any incentive stock options under the 2000 Plan.

Performance awards of common stock granted under the 2000 Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2000 Plan are available for performance shares and restricted stock awards. Also, the maximum award of performance shares for any individual employee in any year is 200,000 shares. In 2004, 2003 and 2002, the Company granted shares of common stock of 315,452, 333,712 and 40,852 with weighted average prices of $64.93, $38.13 and $62.28, respectively, related to performance share and restricted stock awards.

In 1996, The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. The Company may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. In 2004, 2003 and 2002, 345,262, 443,467 and 408,304 shares were sold, respectively. The per share weighted average fair value of the discount under the ESPP was $9.31, $11.96, and $11.70 in 2004, 2003 and 2002, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.

Note 18. Transactions with Affiliates

Transactions of the Company with Hartford Fire, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $132, $109, and $80 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in other liabilities are $25 and $24 due to The Hartford as of December 31, 2004 and 2003, respectively.

In connection with a comprehensive evaluation of various capital maintenance and allocation strategies by The Hartford, an intercompany asset sale transaction was completed in April 2003. The transaction resulted in certain of The Hartford’s Property & Casualty subsidiaries selling ownership interests in certain high quality fixed maturity securities to Hartford Life for cash equal to the fair value of the securities as of the effective date of the sale. For the Property and Casualty subsidiaries, the transaction monetized the embedded gain in certain securities on a tax deferred basis to The Hartford because no capital gains tax will be paid until the securities are sold to unaffiliated third parties. The transfer re-deployed to Hartford Life desirable investments without incurring substantial transaction costs that would have been payable in a comparable open market transaction. The fair value of securities transferred was $1.8 billion.

During the second quarter of 2003, the Company sold certain of its furniture and equipment with an estimated book value of $8 to Hartford Fire Insurance Company. The furniture and equipment was sold at fair value and resulted in a gain of $4 before tax, which was recorded in other revenue.

HLIC has issued a guarantee to retirees and vested terminated employees (Retirees) of The Hartford Retirement Plan for U.S. Employees (the Plan) who retired or terminated prior to January 1, 2004. The Plan is sponsored by The Hartford. The guarantee is an irrevocable commitment to pay all accrued benefits which the Retiree or the Retiree’s designated beneficiary is entitled to receive under the Plan in the event the Plan assets are insufficient to fund those benefits and The Hartford is unable to provide sufficient assets to fund those benefits. The Company believes that the likelihood that payments will be required under this guarantee is remote.

Note 19. Acquisitions

During the second quarter of 2004, the Company finalized its December 31, 2003, acquisition of CNA Financial Corporation’s group life and accident, and short-term and long-term businesses. The acquisition was consummated to increase the scale of the Company’s group life and disability operations and to expand and enhance the distribution and delivery of those products and related services. The final purchase price was $543. Through the acquisition, assets, comprised primarily of fixed maturities and short-term investments, increased $2.6 billion and liabilities, comprised primarily of future policy benefits and unpaid claims and claim adjustments expense increased by $2.0 billion. The Company did not record any goodwill or other intangibles, including present value of future profits as a result of the acquisition. As the acquisition was completed on December 31, 2003, the results of operations of the acquired business are included in the Company’s statement of operation for the year ended December 31, 2004.

Note 20. Quarterly Results for 2004 and 2003 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,

	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$3,058	$1,786	$2,644	$1,962	$2,502	$2,248	$3,156	$2,062
Benefits, claims and expenses	2,672	1,630	2,300	1,688	2,106	2,050	2,772	1,741

Net income	258	126	255	243	499	161	307	239

[1]	Included in the quarter ended September 30, 2003 is an after-tax expense of $40 related to the Bancorp litigation dispute.

[2]	Included in the quarter ended June 30, 2003 is a $30 tax benefit primarily related to the favorable treatment of certain tax items arising during the 1996-2000 tax years.

[3]	Included in the quarter ended September 30, 2004 is a $190 tax benefit which relates to agreement with IRS on the resolution of matters pertaining to tax years prior to 2004.

Note 21. Subsequent Events

Effective 1/14/05, Hartford Life signed a promissory note for $100 with its parent The Hartford. The principal balance of this note, which carries a three percent annual interest rate, together with all accrued and unpaid interest, are due and payable in full in one lump sum, balloon payment on December 31, 2005. Hartford Life intends to repay the note in full along with accrued interest on March 1, 2005.

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

	As of December 31, 2004
			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$884	$898	$898
U.S. Government and Government agencies and authorities (guaranteed and sponsored) - asset-backed	2,879	2,905	2,905
States, municipalities and political subdivisions	2,780	2,995	2,995
International governments	723	788	788
Public utilities	2,317	2,540	2,540
All other corporate including international	21,328	22,992	22,992
All other corporate — asset-backed	14,778	15,139	15,139
Short-term investments	2,261	2,261	2,261
Redeemable preferred stock	12	13	13

Total fixed maturities	47,962	50,531	50,531

Equity Securities
Common stocks
Banks, trusts & insurance companies	—	1	1
Industrial and miscellaneous	11,663	13,742	13,742
Nonredeemable preferred stocks	412	416	416

Total equity securities	12,075	14,159	14,159

Total fixed maturities and equity securities	60,037	64,690	64,690

Other Investments
Mortgage loans on real estate	923	N/A	923
Policy loans	2,662	N/A	2,662
Investments in partnerships and trusts	299	256	256
Other invested assets	223	185	185

Total other investments	4,107	441	4,026

Total investments	$64,144	$65,131	$68,716

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
(Registrant)

	As of December 31,
Condensed Balance Sheets	2004	2003

Assets
Fixed maturities, available for sale, at fair value (amortized cost of $20 and $1)	$20	$1
Investment in subsidiaries	10,310	8,911
Other assets	78	124

Total assets	10,408	9,036

Liabilities and Stockholder’s Equity
Short-term debt	—	505
Long-term debt	1,050	1,300
Other liabilities	186	172

Total liabilities	1,236	1,977
Total stockholder’s equity	9,172	7,059

Total liabilities and stockholder’s equity	$10,408	$9,036

	For the years ended December 31,
Condensed Statements of Income	2004	2003	2002

Earnings of subsidiaries	$1,607	$1,066	$679
Interest expense	97	117	112

Income before income tax expense and cumulative effect of accounting change	1,510	949	567
Income tax expense	168	180	10

Income before cumulative effect of accounting change	1,342	769	557

Cumulative effect of accounting change	(23)	—	—

Net income	$1,319	$769	$557

The financial information of Hartford Life, Inc. (parent company of Hartford Life) should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (continued)
(Registrant)

	For the years ended December 31,
Condensed Statements of Cash Flows	2004	2003	2002

Operating Activities
Net income	$1,319	$769	$557
Undistributed earnings of subsidiaries	(1,064)	(699)	(483)
Change in other assets and liabilities	53	(1)	52

Cash provided by operating activities	308	69	126

Investing Activities
Sales (purchases) of investments	(19)	—	15
Capital contribution to subsidiary	—	(749)	(225)

Cash used for investing activities	(19)	(749)	(210)

Financing Activities
(Repayment of) proceeds from short-term debt	(505)	230	75
Repayment of company obligated mandatorily Redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	(250)	—	—
Capital contribution from parent	605	519	75
Dividends paid	(139)	(69)	(66)

Cash (used for) provided by financing activities	(289)	680	84

Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Net Cash Activity During the Year For:
Interest expense paid	$94	$115	$110
Income taxes paid (received)	$(54)	$50	$48

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2004, 2003 and 2002

				Net	Benefits,		Amortization
				Realized	Claims and		of Deferred
	Policy		Net	Capital	Claim	Insurance	Policy	Dividends
	Fees and	Earned	Investment	Gains/	Adjustment	Expenses	Acquisition	to Policy-	Interest
Segment	Other	Premiums	Income	(Losses)	Expenses	and other	Costs	holders	Expense

2004
Retail Products Group	$2,098	$7	$1,077	$—	$1,120	$742	$661	$—	$—
Institutional Solutions Group	307	471	1,061	7	1,513	100	37	27	—
Individual Life	767	(21)	302	—	480	162	180	2	—
Group Benefits	37	3,615	375	1	2,703	989	23	—	—
Other	36	—	1,079	141	814	123	77	—	97

Consolidated	$3,245	$4,072	$3,894	$149	$6,630	$2,116	$978	$29	$97

2003
Retail Products Group	$1,703	$(31)	$494	$21	$568	$602	$509	$—	$—
Institutional Solutions Group	308	795	995	12	1,749	152	34	60	—
Individual Life	747	(20)	256	(1)	436	158	176	3	—
Group Benefits	20	2,342	264	(2)	1,862	553	18	—	—
Other	113	—	32	10	1	79	32	—	117

Consolidated	$2,891	$3,086	$2,041	$40	$4,616	$1,544	$769	$63	$117

2002
Retail Products Group	$1,591	$(24)	$368	$7	$486	$568	$436	$—	$—
Institutional Solutions Group	356	421	977	3	1,369	162	8	62	—
Individual Life	705	(8)	262	(1)	443	156	160	3	—
Group Benefits	19	2,308	258	(3)	1,878	524	17	—	—
Other	26	—	(16)	(314)	(18)	(5)	7	—	112

Consolidated	$2,697	$2,697	$1,849	$(308)	$4,158	$1,405	$628	$65	$112

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE IV

REINSURANCE

			Assumed
		Ceded to	From		Percentage of
	Gross	Other	Other	Net	Amount Assumed to
	Amount	Companies	Companies	Amount	Net

For the year ended December 31, 2004

Life insurance inforce	$778,134	$300,627	$75,050	$552,557	13.6%

Fee income, earned premiums and other
Life insurance and annuities	$5,173	$415	$542	$5,300	10.2%
Accident and health insurance	1,831	83	269	2,017	13.3%

Total fee income, earned premiums and other	$7,004	$498	$811	$7,317	11.1%

For the year ended December 31, 2003

Life insurance in force	$737,837	$288,758	$28,800	$477,879	6.0%

Fee income, earned premiums and other
Life insurance and annuities	$4,762	$364	$122	$4,520	2.7%
Accident and health insurance	1,485	101	73	1,457	4.8%

Total fee income, earned premiums and other	$6,247	$465	$195	$5,977	3.3%

For the year ended December 31, 2002

Life insurance in force	$664,368	$210,446	$30,502	$484,424	6.3%

Fee income, earned premiums and other
Life insurance and annuities	$4,067	$279	$84	$3,872	2.2%
Accident and health insurance	1,567	141	96	1,522	6.3%

Total fee income, earned premiums and other	$5,634	$420	$180	$5,394	3.3%

HARTFORD LIFE, INC. AND SUBSIDIARIES

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
		Charged to
		Costs and	Translation	Write-offs/	Balance
	Balance January 1,	Expenses	Adjustment	Payments/Other	December 31,

2004
Accumulated depreciation of plant, property and equipment	$256	$64	$—	$(61)	$259

2003
Accumulated depreciation of plant, property and equipment	$249	$52	$—	$(45)	$256

2002
Accumulated depreciation of plant, property and equipment	$203	$49	$—	$(3)	$249

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE, INC.

By: /s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr. Vice President and Chief Accounting Officer

Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ramani Ayer Ramani Ayer	Chairman and Director	February 28, 2005
/s/ Thomas M. Marra Thomas M. Marra	President, Chief Operating Officer and Director	February 28, 2005
/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Executive Vice President and Chief Financial Officer	February 28, 2005
/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr.	Vice President and Chief Accounting Officer	February 28, 2005
/s/ David K. Zwiener David K. Zwiener	Director	February 28, 2005

II-1

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

4.02
Indenture, dated as of May 19, 1997, between the Company and Citibank, N.A., as Trustee, with respect to the Company’s 7.10% Notes due June 15, 2007, and 7.65% Debentures due June 15, 2027, was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Amendment No. 2) dated May 23, 1997, and is incorporated herein by reference.

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

4.05
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

4.07
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

4.08
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

II-2

Exhibit #
4.09
Form of Preferred Security Certificate for Hartford Life Capital II was filed as Exhibit 4.20 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.10	Form of 7.375% Senior Notes due March 1, 2031 was filed as Exhibit 3 to the Company’s Form 8-A dated February 28, 2001, and is incorporated herein by reference.

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

10.05
Three Year Competitive Advance and Revolving Credit Facility Agreement (the “Three Year Credit Facility”) dated as of December 31, 2002 among The Hartford, Hartford Life, and the Lenders named therein and JPMorgan Chase Bank and Citibank, N.A. as Co-Administrative Agents, was filed as Exhibit 10.28 to The Hartford Form 10-K for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

10.06
First Amendment, dated as of June 30, 2003, to the Three Year Credit Facility among The Hartford, Hartford Life, the Lenders party thereto and JPMorgan Chase Bank and Citibank, N.A., as Co-Administrative Agents, was filed as Exhibit 10.07 to Hartford Life’s Form 10-K for the fiscal year ended December 31, 2003 and is incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23.01	Consent of Deloitte & Touche LLP is filed herewith.

31.01	Section 302 Certification of Thomas M. Marra is filed herewith.

31.02	Section 302 Certification of Lizabeth H. Zlatkus is filed herewith.

32.01	Section 906 Certification of Thomas M. Marra is filed herewith.

32.02	Section 906 Certification of Lizabeth H. Zlatkus is filed herewith.

II-3