Form 10-Q
period 2005-03-31
HARTFORD LIFE INC
filed 2005-05-02
CIK 1032204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________to _________

Commission file number 001-12749

HARTFORD LIFE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1470915 (I.R.S. Employer Identification No.)

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

     Yes ☐   No ☑

As of April 25, 2005 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder of
Hartford Life, Inc.
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income, changes in stockholder’s equity, and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE, LLP
Hartford, Connecticut
April 29, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

	Three Months
	Ended
	March 31,
(In millions) (Unaudited)	2005	2004

Revenues
Fee income	$950	$825
Earned premiums	999	995
Net investment income	950	1,162
Net realized capital gains (losses)	81	76

Total revenues	2,980	3,058

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	1,739	1,877
Insurance expenses and other	559	514
Amortization of deferred policy acquisition costs and present value of future profits	280	233
Dividends to policyholders	18	13
Interest expense	20	35

Total benefits, claims and expenses	2,616	2,672

Income before income tax expense and cumulative effect of accounting change	364	386
Income tax expense	86	105

Income before cumulative effect of accounting change	278	281

Cumulative effect of accounting change, net of tax	—	(23)

Net income	$278	$258

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,
(In millions, except for share data)	2005	December 31, 2004
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $49,119 and $47,962)	$50,877	$50,531
Equity securities, available-for-sale, at fair value (cost of $645 and $506)	662	525
Equity securities, held for trading, at fair value (cost of $14,605 and $12,514)	15,855	13,634
Policy loans, at outstanding balance	2,119	2,662
Other investments	1,459	1,364

Total investments	70,972	68,716
Cash	1,198	933
Premiums receivable and agents’ balances	386	391
Reinsurance recoverables	767	993
Deferred policy acquisition costs and present value of future profits	7,908	7,437
Deferred income taxes	(654)	(747)
Goodwill	796	796
Other assets	2,218	1,911
Separate account assets	138,502	140,023

Total assets	$222,093	$220,453

Liabilities
Reserve for future policy benefits	$12,375	$12,250
Other policyholder funds	55,459	52,833
Long-term debt	1,050	1,050
Other liabilities	5,683	5,125
Separate account liabilities	138,502	140,023

Total liabilities	213,069	211,281

Commitments and Contingent Liabilities, Note 6	—	—

Stockholder’s Equity
Common Stock – 1,000 shares authorized, issued and outstanding; par value $0.01	—	—
Capital surplus	3,094	3,094
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	772	1,178
Foreign currency translation adjustments	(4)	16
Total accumulated other comprehensive income	768	1,194
Retained earnings	5,162	4,884

Total stockholder’s equity	9,024	9,172

Total liabilities and stockholder’s equity	$222,093	$220,453

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholder’s Equity

Three Months Ended March 31, 2005

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency
	Common	Capital	Securities, Net	Instruments,	Translation	Retained	Total Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172
Comprehensive income
Net income						278	278

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (3)			(370)				(370)
Net loss on cash flow hedging instruments				(36)			(36)
Cumulative translation adjustments					(20)		(20)

Total other comprehensive income							(426)

Total comprehensive income							(148)

Balance, March 31, 2005	$—	$3,094	$978	$(206)	$(4)	$5,162	$9,024

Three Months Ended March 31, 2004

			Accumulated Other Comprehensive Income
			Net Unrealized	Net Gain (Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency
	Common	Capital	Securities, Net	Instruments,	Translation	Retained	Total Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059
Comprehensive income
Net income						258	258

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			292				292
Net change in unrealized capital gains on securities (3)			422				422
Net loss on cash flow hedging instruments				52			52
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income							765

Total comprehensive income							1,023

Dividends declared						(74)	(74)
Capital contributions from parent		505					505

Balance, March 31, 2004	$—	$2,994	$1,642	$27	$(44)	$3,894	$8,513

(1)	Net change in unrealized capital (loss) gain on securities is reflected net of tax provision of $(199) and $227 for the first quarters ended March 31, 2005 and 2004, respectively. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $(19) and $28 for the first quarters ended March 31, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Represents the impact of the adoption of SOP 03-1. SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003.

(3)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $42 for each of the first quarters ended March 31, 2005 and 2004, respectively.

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions) (Unaudited)	2005	2004

Operating Activities
Net income	$278	$258
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains)	(81)	(76)
Cumulative effect of adoption of SOP 03-1	—	23
Amortization of deferred policy acquisition costs and present value of future profits	280	233
Additions to deferred policy acquisition costs	(556)	(494)
Amortization of sales inducements	9	6
Additions to deferred sales inducements	(21)	(33)
Depreciation and amortization	15	24
Decrease (increase) in premiums receivable and agents’ balances	5	(3)
Decrease (increase) in receivables	49	(249)
Decrease in accrued liabilities and payables	(58)	(197)
Increase (decrease) in other liabilities	42	(166)
(Decrease) increase in accrued taxes	(89)	16
Change in deferred income taxes	71	533
Increase in liabilities for future policy benefits	125	256
Net increase in equity securities, held for trading	(2,220)	(1,611)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	2,367	1,915
(Increase) decrease in reinsurance recoverables	(18)	2
Other, net	14	270

Net cash provided by operating activities	212	707

Investing Activities
Purchases of fixed maturity and equity security investments, available-for-sale	(7,593)	(3,460)
Sales of fixed maturity and equity security investments, available-for-sale	6,619	2,476
Maturity of fixed maturity and equity security investments, available-for-sale	515	749
(Increase) decrease in other assets	(17)	5

Net cash used for investing activities	(476)	(230)

Financing Activities
Capital contributions	—	505
Repayment of short-term debt	—	(305)
Repayment of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	—	(250)
Dividends paid	(24)	(67)
Net receipts (disbursements) from investment and universal life-type contracts credited to policyholder accounts	548	(164)

Net cash provided by (used for) financing activities	524	(281)

Net increase in cash	260	196
Impact of foreign exchange	5	(1)

Cash - beginning of period	933	265

Cash - end of period	$1,198	$460

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for
Income taxes	$57	$10
Interest	$19	$28

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Accounting Policies

Basis of Presentation

Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries (“Hartford Life” or the “Company”), is a leading financial services and insurance organization which provides, primarily in the United States, investment, retirement, estate planning and group benefits products. Hartford Life, Inc. is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”).

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

The accompanying condensed, consolidated financial statements and notes as of March 31, 2005, and for the first quarters ended March 31, 2005 and 2004 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Reclassifications

Certain reclassifications have been made to prior year financial information to conform to the current year classifications. Specifically, the Company reclassified amounts assessed against certain contract holder balances during the first quarter of 2004 from net investment income to fee income.

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

The most significant estimates include those used in determining reserves for future policyholder benefits, deferred policy acquisition costs and present value of future profits, the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments, and contingencies.

Significant Accounting Policies

For a description of accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 Form 10-K Annual Report.

Future Adoption of Accounting Standards

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

Step 1:	Determine whether an investment is impaired. An investment is impaired if the fair value of the investment is less than its cost basis.

Step 2:	Evaluate whether an impairment is other-than-temporary. For debt securities that cannot be contractually prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost, an impairment is deemed other-than-

temporary if the investor does not have the ability and intent to hold the investment until a forecasted market price recovery or it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security.

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

In September 2004, the Financial Accounting Standards Board (“FASB”) staff issued clarifying guidance for comment in FASB Staff Position (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10–20 of EITF Issue No. 03-1.

In April 2005, the FASB and International Accounting Standards Board (“IASB”) added a joint project to their agenda to converge impairment models for financial instruments. The FASB subsequently decided not to redeliberate EITF 03-1.

2. Segment Information

The Company has four reportable operating segments: Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. The Company evaluates performance based on revenues and net income. For a full discussion of each segment, please refer to Hartford Life’s 2004 Form 10-K Annual Report.

	Retail	Institutional
	Products	Solutions	Individual	Group
March 31, 2005	Group	Group	Life	Benefits	Other[1]	Total

Three Months Ended
Total revenues	$837	$424	$262	$1,046	$411	$2,980
Net income	156	40	39	59	(16)	278

	Retail	Institutional
	Products	Solutions	Individual	Group
March 31, 2004	Group	Group	Life	Benefits	Other	Total

Three Months Ended
Total revenues	$763	$442	$254	$1,004	$595	$3,058
Net income	107	28	33	47	43	258

[1]	The 2005 amount reflects the $66 provision for the regulatory investigations discussed in Note 6.

3. Investments and Derivative Instruments

	As of March 31, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Fair Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,433	$63	$(70)	$6,426	$6,346	$76	$(64)	$6,358
Collateralized mortgage obligations (“CMOs”)
Agency backed	905	7	(4)	908	1,036	11	(3)	1,044
Non-agency backed	120	—	(1)	119	48	—	—	48
Commercial mortgage-backed securities (“CMBS”)
Agency backed	72	2	(1)	73	72	2	(1)	73
Non-agency backed	8,360	230	(75)	8,515	8,384	368	(19)	8,733
Corporate	24,544	1,584	(196)	25,932	23,645	1,957	(70)	25,532
Government/Government agencies
Foreign	736	46	(7)	775	723	67	(2)	788
United States	918	22	(13)	927	884	19	(5)	898
Mortgage-backed securities (“MBS”)
Agency backed	2,262	9	(21)	2,250	1,771	20	(3)	1,788
States, municipalities and political subdivisions	2,885	192	(9)	3,068	2,780	221	(6)	2,995
Redeemable preferred stock	12	—	—	12	12	1	—	13
Short-term investments	1,872	—	—	1,872	2,261	—	—	2,261

Total fixed maturities	$49,119	$2,155	$(397)	$50,877	$47,962	$2,742	$(173)	$50,531

Derivative Instruments

The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign-currency fair value or cash flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation (“net investment” hedge) or (5) held for other investment and risk management activities, which primarily involve managing asset or liability related risks that do not qualify for hedge accounting treatment.

The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plan filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.

For a detailed discussion of the Company’s use of derivative instruments, see Notes 2 and 4 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 Form 10-K Annual Report.

Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	March 31, 2005		December 31, 2004
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$207	$—	$185	$—
Reinsurance recoverables	—	70	—	67
Other policyholder funds and benefits payable	136	—	129	—
Fixed maturities	—	1	4	—
Other liabilities	—	507	—	518

Total	$343	$578	$318	$585

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of March 31, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	March 31, 2005		December 31, 2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,612	$(418)	$7,168	$(374)
Fair value hedge	481	(10)	363	(4)
Net investment hedge	415	9	401	(23)
Other investment and risk management activities	49,893	184	45,931	134

Total	$58,401	$(235)	$53,863	$(267)

The increase in notional amount since December 31, 2004 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies. The increase in net fair value of derivative instruments since December 31, 2004 was primarily due to the strengthening of the U.S. Dollar in comparison to foreign currencies and derivatives associated with the GMWB rider due to the decline in value of the equity markets and the increase in equity market volatility, partially offset by the rise in interest rates.

The Company offers certain variable annuity products with a GMWB rider which is accounted for as an embedded derivative. (For further discussion, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.)

During the first quarter of 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $122 and $(2), respectively, to hedge the variability in certain variable rate investment contracts. These swaps convert the variable liability payment (e.g. based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. Certain of these swap agreements are designated as cash flow hedges and have a notional and fair value of $75 and $(1), respectively, as of March 31, 2005. In addition, swap agreements that do not receive hedge accounting have a notional and fair value of $47 and $(1), respectively, as of March 31, 2005.

During the first quarter of 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of March 31, 2005, the notional and fair value of these contracts was $882 and $39, respectively, and the net gain, after-tax, from these contracts was $3.

The total notional amount of derivative contracts purchased to hedge the in-force GMWB exposure, as of March 31, 2005 and December 31, 2004, was $4.0 billion and $3.1 billion, respectively, and net fair value was $114 and $108, respectively. For the three months ended March 31, 2005 and 2004, net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the three months ended March 31, 2005 and 2004, the net effect was a net gain of $5 and a net loss of $1, after-tax, respectively.

For the three months ended March 31, 2005, gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were immaterial. For the three months ended March 31, 2005, the Company’s net gain and loss representing hedge ineffectiveness on cash flow hedges was $(2), after-tax. For the three months ended March 31, 2004, the Company’s net gains and losses representing the total ineffectiveness of all cash flow, fair value and net investment hedges were immaterial.

The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the three months ended March 31, 2005 and 2004, the Company recognized an after-tax net gain of $10 and $7, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.

As of March 31, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $3. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the three months ended March 31, 2005 and 2004, the net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges were immaterial.

4. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in deferred policy acquisition costs and present value of future profits was as follows:

	2005	2004

Balance, January 1	$7,437	$6,623
Capitalization	556	494
Amortization — Deferred Policy Acquisitions costs	(272)	(225)
Amortization — Present Value of Future Profits	(8)	(8)
Amortization — Realized Capital Gains/Losses	(11)	(5)
Adjustments to unrealized gains and losses on securities available-for-sale and other	245	(251)
Cumulative effect of accounting change [1]	—	(105)
Effect of Currency Translation Adjustment	(39)	—

Balance, March 31	$7,908	$6,523

[1]	For the three months ended March 31, 2004, represents the Company’s adoption of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”).

5. Separate Accounts, Death Benefits and Other Insurance Benefit Features

Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business.

Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance as of January 1, 2005	$174	$28
Incurred	32	7
Paid	38	—
Currency translation adjustment	—	(2)

Liability balance as of March 31, 2005	$168	$33

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $55 as of March 31, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance upon adoption — as of January 1, 2004	$217	$8
Incurred	123	21
Paid	166	1

Liability balance as of December 31, 2004	$174	$28

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $64 as of December 31, 2004.

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

The following table provides details concerning GMDB and GMIB exposure as of March 31, 2005:

Breakdown of Variable Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
	Value	at Risk	at Risk	Annuitant

Maximum anniversary value (MAV) [1]
MAV only	$58,807	$7,015	$804	63
With 5% rollup [2]	4,025	642	121	62
With Earnings Protection Benefit Rider (EPB) [3]	4,985	193	42	60
With 5% rollup & EPB	1,442	122	21	61

Total MAV	69,259	7,972	988	63
Asset Protection Benefit (APB) [4]	18,885	71	41	61
Ratchet [5] (5 years)	38	3	—	66
Reset [6] (5-7 years)	7,759	690	690	64
Return of Premium [7]/Other	8,263	53	53	49

Subtotal U.S. Guaranteed Minimum Death Benefits	104,204	8,789	1,772	62
Japan Guaranteed Minimum Death and Income Benefit [8]	16,495	76	76	67

Total	$120,699	$8,865	$1,848

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $9.7 billion and $7.3 billion as of March 31, 2005 and December 31, 2004, respectively.

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

As of March 31, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $136 and $129, respectively. During the three months ended March 31, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $19 and $(27), respectively. There were no payments made for the GMWB during the three months ended March 31, 2005 and 2004.

As of March 31, 2005 and December 31, 2004, $11.4 billion, or 37%, and $11.7 billion, or 39%, respectively, of account value representing all of the contracts written before July 2003, with the GMWB feature was reinsured and $19.7 billion, or 63%, and $18.1 billion, or 61%, respectively, was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established a hedging-based risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of March 31, 2005 and December 31, 2004 was $27.4 billion and $25.4 billion, respectively.

6 . Commitments and Contingencies

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

Broker Compensation Litigation - On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions, now consolidated, have been filed in the same court on behalf of participants in The Hartford’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford’s Pension Fund Trust and Investment Committee, The Hartford’s Pension Administration Committee, The Hartford’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Ten putative class actions also have been filed by alleged policyholders in federal district courts against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that the venue for all of these actions will be the United States District Court for the District of New Jersey. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from defendant insurers, including Hartford entities. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Illinois action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed both actions to federal court, but the plaintiffs have moved to remand the actions to the respective state courts. The plaintiffs' motion to remand the Illinois action was denied; the remand motion in the Florida action has not been decided. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

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

Regulatory Developments

In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on The Hartford.

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

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.

The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney

General’s Office requesting information related to The Hartford’s group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on The Hartford’s discussions with the SEC and the New York Attorney General’s Office and its own analysis, the Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to the Company of these matters may exceed or be below the reserve amount, perhaps by a significant amount.

7. Transactions with Affiliates

For a description of transactions with affiliates, see Note 18 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 Form 10-K Annual Report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in millions, unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”) as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three months ended March 31, 2005 compared with the equivalent period in 2004. This discussion should be read in conjunction with the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.

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

INDEX

Overview	18
Critical Accounting Estimates	22
Consolidated Results of Operations — Operating Summary	24
Retail Products Group	25
Institutional Solutions Group	26
Individual Life	27
Group Benefits	28
Investments	28
Investment Credit Risk	30
Capital Markets Risk Management	33
Capital Resources and Liquidity	33
Accounting Standards	34

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

Performance Measures

Fee Income

Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment type contracts. These fees are generally collected on a daily basis from the contract holder’s account. For individual life insurance products, fees are contractually defined percentages based on levels of insurance, age, premiums and deposits collected and contract holder account value. Life insurance fees are generally collected on a monthly basis. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income generated from investment type contracts.

	As of and For the
	Three Months Ended
	March 31,
Product/Key Indicator Information	2005	2004

United States Variable Annuities
Account value, beginning of period	$99,617	$86,501
Net flows	412	2,201
Change in market value	(1,958)	1,684

Account value, end of period	$98,071	$90,386

Retail Mutual Funds
Assets under management, beginning of period	$25,240	$20,301
Net sales	381	1,055
Change in market value and other	(672)	532

Account value, end of period	$24,949	$21,888

Individual Life Insurance
Variable universal life account value, end of period	$5,249	$4,797
Total life insurance inforce	141,739	132,482

S&P 500 Index
Period end closing value	1,181	1,126
Daily average value	1,192	1,132

Japan Annuities
Account value, end of period	$17,615	$8,119

•	The increase in assets under management and average account values can be attributed to market appreciation and net flows over the past four quarters, with most of the growth occurring in the fourth quarter of 2004.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have slowed due to lower sales levels and higher surrender levels.

•	The change in the market value will be volatile based on market conditions.

•	Japan annuity account values continue to grow as a result of new sales, which in the first quarter of 2005 were higher than the U.S. sales levels.

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

•	Net investment income and interested credited on general account assets in Other decreased due to the mark to market effects of trading account securities supporting the Japanese variable annuity business.

Premiums

As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Sales impact premium growth and can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefit plans, typically January 1 or July 1.

	Three Months Ended
	March 31,
	2005	2004

Group Benefits Segment
Earned premiums and other consideration	$948	$915
Fully insured ongoing sales (excluding buyouts)	376	341

•	Earned premiums for the first quarter of 2005 included $25 in buyout premiums compared to $0 in the prior year comparable quarter

Expenses

There are three major categories for expenses. The first category of expenses is benefits and claims. These include the costs of mortality and morbidity in the Group Benefits segment and mortality in the individual life businesses, as well as other contract holder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by earned premiums and other considerations, as a key indicator of underwriting performance. The Group Benefits segment occasionally buys a block of claims for a stated premium amount. The Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the ongoing business as buyouts may distort the loss ratio.

The second major category is insurance operating costs and expenses, which is commonly expressed as a percentage of revenue. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pretax income before the cost of this amortization. The individual annuity business within the Retail Products Group segment accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	Three Months Ended
	March 31,
	2005		2004

Retail Products Group
Insurance expenses, net of deferrals	$206		$175
Expense ratio, annualized (individual annuity)	17.8	bps	18.5	bps
DAC amortization ratio (individual annuity)	50.0%		51.4%

Individual Life

Death benefits	$66		$67
Insurance expenses, net of deferrals	$40		$40

Group Benefits

Total benefits and claims	$722		$684
Loss ratio (excluding buyout premiums)	75.5%		74.8%
Insurance expenses, net of deferrals and amortization	$244		$257
Expense ratio, annualized (excluding buyout premiums)	26.4%		28.1%

•	Retail Products Group’s expense ratios continue to benefit from the Company’s economies of scale in the variable annuity business.

•	Group Benefits total benefits and claims include reserves related to the first quarter 2005 premium buyout.

•	The Group Benefits segment has a block of financial institution business that is experience rated. Under the terms of this business the loss experience will inversely affect the commission expenses incurred.

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

	Three Months Ended
	March 31,
	2005		2004

Ratios
Retail Products Group
Individual annuity return on assets	50.2	bps	36.9	bps
Group Benefits
After-tax margin	6.4%			5.1%

•	Return on assets increased from prior year due to higher income as a result of market appreciation and growth in the assets under management.

•	The improvement in the Group Benefits after-tax margin was primarily due to higher net investment income and a favorable expense ratio compared to 2004.

Regulatory Developments

In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford also has received a subpoena from the New York Attorney General’s Office requesting information related to The Hartford’s underwriting practices with respect to legal professional liability insurance. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Property & Casualty and Group Benefits operations.

On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Although no regulatory action has been initiated against The Hartford in connection with the allegations described in the civil complaint, it is possible that the New York Attorney General’s Office or one or more other regulatory agencies may pursue action against The Hartford or one or more of its employees in the future. The potential timing of any such action is difficult to predict. If such an action is brought, it could have a material adverse effect on The Hartford.

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

There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues.

The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.

The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford also has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information related to The Hartford’s group annuity products. The Hartford continues to cooperate fully with the SEC, the New York Attorney General’s Office and other regulatory agencies.

To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The potential timing of any such action is difficult to predict. Based on The Hartford’s discussions with the SEC and the New York Attorney General’s Office and its own analysis, the Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the timing and outcome of any payments relating to these types of regulatory investigations, as well as the tax-deductibility, if any, and any potential deferred acquisition cost effects (though no deferred acquisition cost effects are included in this estimate) that may be applicable, it is possible that the ultimate cost to the Company of these matters may exceed or be below the reserve amount, perhaps by a significant amount.

Broker Compensation

As The Hartford has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. (collectively, “Marsh”) on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies .

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

The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability; insurance reserves; deferred policy acquisition costs and present value of future profits; the valuation of investments and derivative instruments and the evaluation of other-than-temporary impairments; and contingencies. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of each of these critical accounting estimates, see Hartford Life’s 2004 Form
10-K Annual Report.

Deferred Policy Acquisition Costs and Present Value of Future Profits

Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At March 31, 2005 and December 31, 2004, the carrying value of the Company’s DAC was $7.9 billion and $7.4 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.

DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period.

The Company regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the three months ended March 31, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for the three months ended March 31, 2005 and 2004.

The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of March 31, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of March 31, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account returns decline by 18% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.

Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at March 31, 2005. If the Company assumed a 9% average long-term rate of growth from March 31, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $60-$65, after-tax. If, instead, the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the adjustment would be approximately $85-$95, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.

Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,181 on March 31, 2005), although no assurance can be provided that this correlation will continue in the future.

The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of March 31, 2005, the Company believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.

Other Critical Accounting Estimates

There have been no material changes to the Company’s other critical accounting estimates since the filing of the Company’s 2004 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Fee income	$950	$825	15%
Earned premiums	999	995	—
Net investment income [1]	950	1,162	(18%)
Net realized capital gains	81	76	7%

Total revenues	2,980	3,058	(3%)
Benefits, claims and claim adjustment expenses [1]	1,739	1,877	(7%)
Insurance operating costs and other expenses	559	514	9%
Amortization of deferred policy acquisition costs and present value of future profits	280	233	20%
Interest expense	20	35	(43%)
Dividends to policyholders	18	13	38%

Total benefits, claims and expenses	2,616	2,672	(2%)
Income before income taxes and cumulative effect of accounting change	364	386	(6%)
Income tax expense	86	105	(18%)

Income before cumulative effect of accounting change	278	281	(1%)
Cumulative effect of accounting change, net of tax [2]	—	(23)	100%

Net income	$278	$258	8%

[1]	Included impact of mark to market effects of trading securities supporting the Japanese variable annuity business, which are classified in net investment income and corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.

The Company’s net income increased due primarily to business growth in all of it segments. Net income in the Retail segment increased 46%, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of increasing assets under management. The Institutional segment contributed higher earnings due to first quarter 2005 surrender activity in the leveraged block of the private placement life insurance business, as well as favorable mortality experience and higher investment spreads in the institutional business. Net income in the Group Benefits segment increased primarily due to higher net investment income and a favorable expense ratio compared to 2004. Additionally, net income was higher for Individual Life and the international operations. The increase in Individual Life earnings was primarily driven by growth in account values and life insurance inforce. Net income for the international operations, which is included in the other category, increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business and net after-tax realized gains. Japan’s assets under management have grown to $17.6 billion at March 31, 2005 from $8.1 billion at March 31, 2004. The Company recorded a charge of $66, in Other, to establish a reserve for regulatory matters during the first quarter of 2005, which partially offset the increases in net income.

Retail Products Group

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Fee income	$580	$506	15%
Earned premiums	(14)	(14)	—
Net investment income	265	272	(3%)
Net realized capital gains (losses)	6	(1)	NM

Total revenues	837	763	10%
Benefits, claims and claim adjustment expenses	247	257	(4%)
Insurance operating costs and other expenses	206	175	18%
Amortization of deferred policy acquisition costs and present value of future profits	187	167	12%

Total benefits, claims and expenses	640	599	7%
Income before income taxes and cumulative effect of accounting change	197	164	20%
Income tax expense	41	38	8%

Income before cumulative effect of accounting change	156	126	24%
Cumulative effect of accounting change, net of tax [1]	—	(19)	100%

Net income	$156	$107	46%

Assets Under Management

Individual variable annuity account values	$98,071	$90,386	9%
Individual fixed annuity and other account values	10,946	11,312	(3%)
Other retail products account values	7,280	5,230	39%

Total account values [2]	116,297	106,928	9%
Retail mutual fund assets under management	24,949	21,888	14%
Other mutual fund assets under management	1,461	1,089	34%

Total mutual fund assets under management	26,410	22,977	15%
Total assets under management	$142,707	$129,905	10%

[1]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Retail segment increased, principally driven by higher fee income from growth in the assets under management in virtually all businesses of the segment and the cumulative effect of accounting change from the Company’s adoption of SOP 03-1 recognized in the first quarter of 2004. Fee income generated by the variable annuity operation increased as average account values were higher in the first quarter of 2005 compared to the prior period. The increase in average account values can be attributed to market appreciation of $4.0 billion over the past four quarters, with most of the growth occurring in the fourth quarter of 2004, and approximately $3.7 billion of net flows over the past four quarters. Another contributing factor to the increase in fee income was the mutual fund and 401(k) businesses. Retail mutual fund assets under management increased 14% principally due to net sales of $1.8 billion and market appreciation of $1.3 billion during the past four quarters. In addition, 401(k) assets under management grew 37% to $7.1 billion as a result of favorable net flows and market conditions. In addition, the fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the market value adjusted (“MVA”) products. A consequence of the positive earnings drivers discussed above was higher DAC amortization costs due to higher gross profits.

Institutional Solutions Group

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Fee income	$67	$74	(9%)
Earned premiums	84	109	(23%)
Net investment income	273	257	6%
Net realized capital gains	—	2	(100%)

Total revenues	424	442	(4%)

Benefits, claims and claims adjustment expenses	316	355	(11%)
Insurance operating costs and other expenses	26	25	4%
Dividends to policyholders	17	12	42%
Amortization of deferred policy acquisition costs and present value of future profits	9	9	—

Total benefits, claims and expenses	368	401	(8%)
Income before income taxes and cumulative effect of accounting change	56	41	37%
Income tax expense	16	12	33%

Income before cumulative effect of accounting change	40	29	38%
Cumulative effect of accounting change, net of tax [1]	—	(1)	100%

Net income	$40	$28	43%

Assets Under Management

Institutional account values	$15,497	$12,941	20%
Governmental account values	9,882	9,243	7%
Private Placement Life Insurance account values:
Variable Products	22,641	21,305	6%
Leveraged COLI	1,957	2,537	(23%)

Total Private Placement Life Insurance account values [2]	24,598	23,842	3%
Mutual fund assets under management	1,553	1,246	25%

Total assets under management	$51,530	$47,272	9%

[1]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Net income in the Institutional segment increased, principally driven by higher earnings in the private placement life insurance business (“PPLI”) combined with a favorable after-tax mortality gain of $3 and improved investment spreads in the institutional business. The PPLI business contributed higher earnings due primarily to surrender activity of $572 in account value associated with the leveraged COLI product. This increase in surrenders resulted in the recognition of an after-tax deferred gain of $6 in the first quarter of 2005 that was recognized in benefits, claims and claim adjustment expenses. In addition, PPLI reported higher earnings due to favorable mortality experience in the first quarter of 2005. The institutional business earned higher investment spreads due to the growth in average account values within the institutional businesses as a result of positive net flows that were largely attributable to increased sales levels for the funding agreement backed investor notes program. Partially offsetting these increases to net income was lower fee income due to the leveraged COLI product surrender activity discussed above.

Individual Life

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Fee income	$195	$186	5%
Earned premiums	(8)	(5)	(60%)
Net investment income	75	73	3%

Total revenues	262	254	3%
Benefits, claims and claim adjustment expenses	120	125	(4%)
Insurance operating costs and other expenses	40	40	—
Amortization of deferred policy acquisition costs and present value of future profits	45	39	15%

Total benefits, claims and expenses	205	204	-
Income before income taxes and cumulative effect of accounting change	57	50	14%
Income tax expense	18	16	13%

Income before cumulative effect of accounting change	39	34	15%
Cumulative effect of accounting change, net of tax [1]	—	(1)	100%

Net income	$39	$33	18%

Account Values

Variable universal life insurance	$5,249	$4,797	9%
Universal life/interest sensitive whole life	3,452	3,297	5%
Modified guaranteed life and other	728	742	(2%)
—
Total account values	$9,429	$8,836	7%
—
Life Insurance Inforce

Variable universal life insurance	$69,442	$67,101	3%
Universal life/interest sensitive whole life	39,349	38,532	2%
Modified guaranteed life and other	32,948	26,849	23%
—
Total life insurance inforce	$141,739	$132,482	7%

[1]	For the three months ended March 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

Net income in the Individual Life segment increased due to revenue growth from 7% increases in both life insurance inforce and account value, while claims and expenses remained stable. Fee income included increased cost of insurance charges of $4 and other fee income of $3. These were primarily driven by business growth and aging in the variable universal, universal, and interest sensitive whole life insurance inforce. Variable fee income, also a component of fee income, grew $2 as favorable equity markets and sales added 9% to the variable universal life account value. Investment income grew with the increase in general account assets from continued sales of general account products. Partially offsetting these positive earnings drivers was higher amortization of deferred acquisitions costs as a result of higher gross margins.

Group Benefits

Operating Summary

	Three Months Ended
	March 31,
	2005	2004	Change

Earned premiums and other	$948	$915	4%
Net investment income	98	89	10%

Total revenues	1,046	1,004	4%
Benefits, claims and claim adjustment expenses	722	684	6%
Insurance operating costs and other expenses	237	252	(6%)
Amortization of deferred policy acquisition costs and present value of future profits	7	5	40%

Total benefits, claims and expenses	966	941	3%
Income before income taxes	80	63	27%
Income tax expense	21	16	31%

Net income	$59	$47	26%

Earned Premiums and Other

Fully insured – ongoing premiums	$912	$905	1%
Buyout premiums	25	—	—
Other	11	10	10%

Total earned premiums and other	$948	$915	4%

Net income in the Group Benefits segment increased primarily due to higher net investment income and a favorable expense ratio compared to 2004. The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) decreased to 26%, from 28% in 2004, which contributed favorably to net income. The segment has a block of financial institution business that is experience rated. Under the terms of this business the loss experience will inversely effect the commission expenses incurred. The decrease in commissions for the quarter compared to the prior year period was primarily attributed to the experience rated financial institution business. The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 76%, up from 75% in first quarter 2004. This increase was due to an increase in the loss ratio of the experience rated financial institution business and less favorable disability morbidity.

INVESTMENTS

General

The investment portfolios are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIM manages the investment portfolios, see the Investments section of the MD&A under the “General” section in Hartford Life’s 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk section that follows.)

Return on general account invested assets is an important element of Hartford Life’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 35% and 40% of the Company’s consolidated revenues for the three months ended March 31, 2005 and 2004, respectively.

Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 72% and 74% of the fair value of its invested assets as of March 31, 2005 and December 31, 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.

A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. (For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Valuation of Investments and Derivative Instruments and Evaluation of Other-Than-Temporary Impairments” section in Hartford Life’s 2004 Form 10-K Annual Report.)

The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations.

The following table identifies the Company’s invested assets by type as of March 31, 2005 and December 31, 2004.

Composition of Invested Assets
	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,877	71.7%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	662	0.9%	525	0.8%
Equity securities, held for trading, at fair value	15,855	22.3%	13,634	19.8%
Policy loans, at outstanding balance	2,119	3.0%	2,662	3.9%
Mortgage loans, at cost	979	1.4%	923	1.3%
Limited partnerships, at fair value	273	0.4%	256	0.4%
Other investments	207	0.3%	185	0.3%

Total investments	$70,972	100.0%	$68,716	100.0%

Fixed maturity investments increased $346 since December 31, 2004, primarily the result of positive operating cash flow, partially offset by a decrease in fair value due to an increase in interest rates. Equity securities held for trading increased $2,221 since December 31, 2004, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product. Policy loans decreased $543 since December 31, 2004, as a result of certain policy loan surrenders.

Investment Results

The following table summarizes the Company’s investment results.

	Three Months Ended
	March 31,
(before-tax)	2005	2004

Net investment income – excluding income on policy loans and trading securities	$693	$661
Policy loan income	36	45
Trading securities income [1]	221	456

Net investment income – total	$950	$1,162
Yield on average invested assets [2]	5.6%	5.7%

Gross gains on sale	$98	$100
Gross losses on sale	(48)	(18)
Impairments	(1)	(8)
GMWB derivatives, net	7	(2)
Other, net [3]	25	4

Net realized capital gains	$81	$76

[1]	Represents the change in value of securities classified as trading.

[2]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.

For the three months ended March 31, 2005, net investment income, excluding income on policy loans and trading securities, increased $32, or 5%, compared to the prior year period. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year period. The increase in the average invested assets base, as compared to the prior year period, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan. This increase was partially offset by a decrease in the yield on average invested assets.

Net investment income on trading securities of $221 during the three months ended March 31, 2005, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation. Net investment income on trading securities of $456 during the three months ended March 31, 2004, was primarily generated by the positive performance of the underlying investment funds supporting the Japanese variable annuity product, as well as, foreign currency appreciation in comparison to the U.S. Dollar. The decrease in the first quarter 2005 from the first quarter

2004 is due to the performance of the underlying funds and foreign currency movements.

For the three months ended March 31, 2005, the yield on average invested assets decreased slightly from the respective prior year period as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, current period changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in the three months ended March 31, 2005 of approximately 5.1%, before-tax, continues to be below the average portfolio yield.

Net realized capital gains for the three months ended March 31, 2005 increased by $5 compared to the respective prior year period, primarily the result of higher net realized gains on non-qualifying foreign currency derivatives, foreign currency transaction remeasurement and GMWB derivatives, partially offset by lower net realized gains on fixed maturity and equity securities.

Gross gains on sales for the three months ended March 31, 2005 were primarily within fixed maturities and were concentrated in the commercial mortgage-backed securities (“CMBS”), foreign government and corporate sectors. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign government securities were sold in the first quarter of 2005, primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility of foreign exchange rates. Gains resulted from the depreciation of the U.S. Dollar against foreign currencies and credit spread tightening. Certain lower quality corporate securities that had appreciated in value as a result of an improved corporate credit environment were sold in order to reposition the corporate holdings into higher quality securities.

Gross losses on sales for the three months ended March 31, 2005 were primarily within foreign and U.S. governments, corporate securities and CMBS, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 2%, which, under the Company’s current impairment policy, were deemed to be depressed only to a minor extent.

Gross gains on sales for the three months ended March 31, 2004 were primarily from sales of fixed maturity investments in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the sales in the corporate and ABS sectors were the result of portfolio rebalancing that resulted in divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold in the first quarter of 2004 primarily to realize gains associated with the decline in value of the U.S. Dollar against foreign currencies.

Gross losses on sales for the three months ended March 31, 2004 were primarily within ABS and corporate securities, with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4%.

Other-Than-Temporary Impairments

For the three months ended March 31, 2005, total other-than-temporary impairments were less than $1, as compared with $8 for the comparable period in 2004.

The Company believes the favorable other-than-temporary impairments trend will depend on continued strong economic fundamentals, continued positive issuer performance, political stability and collateral performance. Adverse issuer specific circumstances may result in future other-than-temporary impairments. (For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturity by Type schedule in the Investment Credit Risk section that follows.)

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

Refer to the Investment Credit Risk section of the MD&A in Hartford Life’s 2004 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.

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

      The following table identifies fixed maturity securities by type, as of March 31, 2005 and December 31, 2004.

Fixed Maturities by Type

	March 31, 2005

					Percent
					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value

ABS	$6,433	$63	$(70)	$6,426	12.6%
CMBS	8,432	232	(76)	8,588	16.9%
Collateralized mortgage obligations (“CMOs”)	1,025	7	(5)	1,027	2.0%
Corporate Basic industry	2,339	138	(17)	2,460	4.8%
Capital goods	1,633	123	(10)	1,746	3.4%
Consumer cyclical	2,590	97	(43)	2,644	5.2%
Consumer non-cyclical	2,540	171	(17)	2,694	5.3%
Energy	1,279	105	(6)	1,378	2.7%
Financial services	6,778	401	(44)	7,135	14.0%
Technology and communications	3,497	271	(31)	3,737	7.4%
Transportation	608	36	(4)	640	1.3%
Utilities	2,401	212	(13)	2,600	5.1%
Other	879	30	(11)	898	1.8%
Government/ Government agencies Foreign	736	46	(7)	775	1.5%
United States	918	22	(13)	927	1.8%
Mortgage-backed securities (“MBS”) – agency	2,262	9	(21)	2,250	4.4%
Municipal Taxable	779	34	(5)	808	1.6%
Tax-exempt	2,106	158	(4)	2,260	4.5%
Redeemable preferred stock	12	—	—	12	—
Short-term	1,872	—	—	1,872	3.7%

Total fixed maturities	$49,119	$2,155	$(397)	$50,877	100.0%

Fixed Maturities by Type

	December 31, 2004

					Percent
					of Total
	Amortized	Unrealized	Unrealized	Faire	Fair
	Cost	Gains	Losses	Value	Value

ABS	$6,346	$76	$(64)	$6,358	12.6%
CMBS	8,456	370	(20)	8,806	17.5%
Collateralized mortgage obligations (“CMOs”)	1,084	11	(3)	1,092	2.2%
Corporate Basic industry	2,412	192	(6)	2,598	5.1%
Capital goods	1,554	126	(6)	1,674	3.3%
Consumer cyclical	2,426	163	(8)	2,581	5.1%
Consumer non-cyclical	2,506	207	(6)	2,707	5.4%
Energy	1,251	122	(1)	1,372	2.7%
Financial services	6,202	482	(22)	6,662	13.2%
Technology and communications	3,570	342	(11)	3,901	7.7%
Transportation	622	44	(1)	665	1.3%
Utilities	2,317	230	(7)	2,540	5.0%
Other	785	49	(2)	832	1.6%
Government/ Government agencies Foreign	723	67	(2)	788	1.6%
United States	884	19	(5)	898	1.8%
Mortgage-backed securities (“MBS”) – agency	1,771	20	(3)	1,788	3.5%
Municipal Taxable	700	30	(5)	725	1.4%
Tax-exempt	2,080	191	(1)	2,270	4.5%
Redeemable preferred stock	12	1	—	13	—
Short-term	2,261	—	—	2,261	4.5%

Total fixed maturities	$47,962	$2,742	$(173)	$50,531	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of March 31, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $587 from December 31, 2004 to March 31, 2005 primarily due to an increase in interest rates and, to a lesser extent, sales of securities in a gain position. The gross unrealized loss amount increased by $224 from December 31, 2004 to March 31, 2005 primarily due to interest rate increases, partially offset by asset sales.
The sectors with the most significant concentration of unrealized losses were CMBS, ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services and consumer cyclical sectors. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — The increase in the unrealized loss position during first quarter 2005 was primarily the result of an increase in interest rates. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Aircraft lease receivables — The unrealized loss was $53 at March 31, 2005 compared to $50 for December 31, 2004. Although worldwide travel and aircraft demand has improved, uncertainty surrounding the stability of domestic airlines continues to weigh heavily on these securities. Airline operating costs, including fuel and certain employee benefits costs, continue to adversely impact this sector. Because of the valuation of the underlying collateral, the Company expects to receive principal and interest payments, however, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.

Financial services — The increase in the unrealized loss as of March 31, 2005 in comparison to December 31, 2004 is primarily due to an increase in interest rates. As of March 31, 2005, the Company held approximately 55 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of March 31, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Consumer cyclical — Within the consumer cyclical sector, $16 of the unrealized loss is related to a major automotive manufacturer. In March 2005, this manufacturer revised downward 2005 earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and their debt service interest burden. Sales of this manufacturer’s most successful product offerings, SUVs and trucks, have been hurt by rising gasoline prices, market competition and high inventory levels. The manufacturer expects new product offerings emphasizing sedans and mid-sized SUVs to begin to increase sales. Associated with this manufacturer is a financial services unit which provides consumer and wholesale financial products and services, a significant portion of which is to the customers of the manufacturer via automobile loans and lease financing. The financial services unit continues to produce strong operating cash flows. The manufacturer and the financial services unit have substantial liquid resources that should be adequate to fund operations and service debt until the cost structure can be adjusted and sales and margins improve. As of March 31, 2005, Hartford Life owns securities of the manufacturer and the financial services unit with an amortized cost of $54 and $76, respectively, that were in a gross unrealized loss position of $8 and $8, respectively. Hartford Life continues to monitor these securities in accordance with its impairment policy.
(For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.)
Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2004, except for MBS and corporate fixed maturities within the financial services sector. Both MBS and financial service securities increased as a percentage of total fixed maturities since December 31, 2004 as a result of a decision to increase the Company’s investment in this asset class primarily due to its attractive yields and diversification opportunities. Also, HIM continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual penalties.
As of March 31, 2005, 22% of the fixed maturities were invested in private placement securities, including 14% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the March 22, 2005 Federal Open Market Committee meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 2.75%, a 50 basis point increase from year end 2004 levels. The Fed members indicated that the economy continues to grow at a moderate pace, although inflation pressures have increased in recent months and pricing power is more evident. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Fed would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar continues to devalue in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

CAPITAL MARKETS RISK MANAGEMENT

For a complete discussion on our capital markets risk management, please refer to the MD&A included in Hartford Life’s 2004 Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity Requirements

The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as the issuance of commercial paper, debt securities and borrowings from its credit facilities. The principal sources of operating funds for its insurance entities are fees, premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which relies upon operating cash flow in the form of dividends from its subsidiaries, which enables it to service its debt, pay dividends to its parent, and pay certain business expenses. As a holding company, Hartford Life has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends.

The Company’s Japanese life insurance operations are conducted through Hartford Insurance Life K.K. a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the company’s principal statutorily regulated operating subsidiaries. To date, the Company has funded the capital needs of its Japanese operations through investments in the common stock of Hartford Life Insurance K.K. by HLA, an investment that stood at $813 as of March 31, 2005. This arrangement has generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.

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

Dividends to Hartford Life, Inc. from its direct subsidiary, HLA, are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $122 in the first quarter of 2005. The statutory net gain was $111 in the first quarter of 2005. Statutory capital and surplus as of March 31, 2005 was $5.1 billion.

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

The following table summarizes Hartford Life’s significant United States member companies’ financial ratings from the major independent rating organizations as of April 29, 2005:

Standard
	A.M. Best	Fitch	& Poor's	Moody's

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—
Other Ratings
Hartford Life, Inc.
Senior debt	a-	A	A-	A3
Commercial paper	—	F1	A-2	P-2
Hartford Life, Inc.
Capital II Trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1

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

For further information on other contingencies, see Note 6 of Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2005.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Broker Compensation Litigation – On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.

Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.

In addition, three putative class actions, now consolidated, have been filed in the same court on behalf of participants in The Hartford’s 401(k) plan against The Hartford, Hartford Fire Insurance Company, The Hartford’s Pension Fund Trust and Investment Committee, The Hartford’s Pension Administration Committee, The Hartford’s Chief Financial Officer, and John/Jane Does 1-15. The suits assert claims under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), alleging that The Hartford and the other named defendants breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint. The class period alleged is November 5, 2003 through the present. The complaints seek restitution of losses to the plan, declaratory and injunctive relief, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. All defendants dispute the allegations and intend to defend these actions vigorously.

Ten putative class actions also have been filed by alleged policyholders in federal district courts against several brokers and insurers, including The Hartford. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law, and in some cases the Racketeer Influenced and Corrupt Organizations Act (“RICO”), arising from the conduct alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Pursuant to an order of the Judicial Panel on Multidistrict Litigation, it is likely that the venue for all of these actions will be the United States District Court for the District of New Jersey. Putative class actions also have been filed in the Circuit Court for Cook County, Illinois, Chancery Division and in the Circuit Court for Seminole County, Florida, Civil Division, on behalf of a class of all persons who purchased insurance from defendant insurers, including Hartford entities. These state court actions assert unjust enrichment claims and violations of state unfair trade practices acts arising from the conduct alleged in the NYAG Complaint and seek remedies including restitution of premiums, and, in the Illinois action, imposition of a constructive trust, and declaratory and injunctive relief. The class period alleged is 1994 through the present. The Hartford has removed both actions to federal court, but the plaintiffs have moved to remand the actions to the respective state courts. The plaintiffs’ motion to remand the Illinois action was denied; the remand motion in the Florida action has not been decided. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

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

See Exhibits Index on page 38.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE, INC.

/s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr. Vice President and Chief Accounting Officer

May 2, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

EXHIBITS INDEX

Exhibit #

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Section 302 Certification of Thomas M. Marra

31.02	Section 302 Certification of Lizabeth H. Zlatkus

32.01	Section 906 Certification of Thomas M. Marra

32.02	Section 906 Certification of Lizabeth H. Zlatkus