Form 10-Q
period 2005-06-30
HARTFORD LIFE INC
filed 2005-08-04
CIK 1032204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No☑
As of August 1, 2005 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholder of
Hartford Life, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and changes in stockholder’s equity, and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2005 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE, LLP
Hartford, Connecticut
August 2, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues
Fee income	$960	$838	$1,910	$1,663
Earned premiums	1,047	970	2,046	1,965
Net investment income	1,036	810	1,986	1,972
Net realized capital gains (losses)	(16)	26	65	102

Total revenues	3,027	2,644	6,007	5,702

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	1,756	1,531	3,495	3,408
Insurance expenses and other	636	506	1,195	1,020
Amortization of deferred policy acquisition costs and present value of future profits	268	233	548	466
Dividends to policyholders	3	8	21	21
Interest expense	20	22	40	57

Total benefits, claims and expenses	2,683	2,300	5,299	4,972

Income before income tax expense and cumulative effect of accounting change	344	344	708	730
Income tax expense	81	89	167	194

Income before cumulative effect of accounting change	263	255	541	536

Cumulative effect of accounting change, net of tax	—	—	—	(23)

Net income	$263	$255	$541	$513

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
(In millions, except for share data)	(Unaudited)

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $49,239 and $47,962)	$51,723	$50,531
Equity securities, available-for-sale, at fair value (cost of $772 and $506)	793	525
Equity securities, held for trading, at fair value (cost of $16,466 and $12,514)	17,955	13,634
Policy loans, at outstanding balance	2,140	2,662
Other investments	1,775	1,364

Total investments	74,386	68,716
Cash	771	933
Premiums receivable and agents’ balances	418	391
Reinsurance recoverables	752	993
Deferred policy acquisition costs and present value of future profits	7,842	7,437
Deferred income taxes	(979)	(747)
Goodwill	796	796
Other assets	1,944	1,911
Separate account assets	142,774	140,023

Total assets	$228,704	$220,453

Liabilities
Reserve for future policy benefits	$12,467	$12,250
Other policyholder funds	57,481	52,833
Long-term debt	1,050	1,050
Other liabilities	5,343	5,125
Separate account liabilities	142,774	140,023

Total liabilities	219,115	211,281

Commitments and Contingent Liabilities, Note 6	—	—

Stockholder’s Equity
Common Stock — 1,000 shares authorized, issued and outstanding; par value $0.01	—	—
Capital surplus	3,094	3,094
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	1,295	1,178
Foreign currency translation adjustments	(23)	16

Total accumulated other comprehensive income	1,272	1,194
Retained earnings	5,223	4,884

Total stockholder’s equity	9,589	9,172

Total liabilities and stockholder’s equity	$228,704	$220,453

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Six Months Ended June 30, 2005

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency		Total
	Common	Capital	Securities, Net	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172
Comprehensive income
Net income						541	541

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (3)			(37)				(37)
Net gain on cash flow hedging instruments				154			154
Cumulative translation adjustments					(39)		(39)

Total other comprehensive income							78

Total comprehensive income							619

Dividends declared						(202)	(202)

Balance, June 30, 2005	$—	$3,094	$1,311	$(16)	$(23)	$5,223	$9,589

Six Months Ended June 30, 2004

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency		Total
	Common	Capital	Securities, Net	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059
Comprehensive income
Net income						513	513

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			292				292
Net change in unrealized capital (losses) on securities (3)			(575)				(575)
Net loss on cash flow hedging instruments				(53)			(53)
Cumulative translation adjustments					(1)		(1)

Total other comprehensive income							(337)

Total comprehensive income							176

Dividends declared						(98)	(98)
Capital contributions from parent		605					605

Balance, June 30, 2004	$—	$3,094	$645	$(78)	$(44)	$4,125	$7,742

(1)	Net change in unrealized capital losses on securities is reflected net of tax benefit of $(20) and $(310) for the six months ended June 30, 2005 and 2004, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $83 and $(29) for the six months ended June 30, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Represents the impact of the adoption of SOP 03-1. SOP 03-1 was effective for financial statements for fiscal years beginning after December 15, 2003.

(3)	There were reclassification adjustments for after-tax gains realized in net income of $32 and $44 for the six months ended June 30, 2005 and 2004, respectively.
See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions) (Unaudited)	2005	2004

Operating Activities
Net income	$541	$513
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains)	(65)	(102)
Cumulative effect of adoption of SOP 0 3-1	—	23
Amortization of deferred policy acquisition costs and present value of future profits	548	466
Additions to deferred policy acquisition costs and present value of future profits	(1,050)	(971)
Amortization of sales inducements	19	12
Additions to deferred sales inducements	(47)	(63)
Depreciation and amortization	80	61
Increase in premiums receivable and agents’ balances	(27)	(44)
Decrease (increase) in receivables	85	(209)
Decrease in accrued liabilities and payables	(41)	(136)
Decrease in other liabilities	(81)	(130)
Decrease in accrued taxes	(107)	(2)
Change in deferred income taxes	177	560
Increase in liabilities for future policy benefits	220	342
Net increase in equity securities, held for trading	(5,527)	(2,759)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	5,568	3,072
Decrease in reinsurance recoverables	24	61
Other, net	63	283

Net cash provided by operating activities	380	977

Investing Activities
Purchases of fixed maturity and equity security investments, available-for-sale	(14,248)	(7,909)
Sales of fixed maturity and equity security investments, available-for-sale	12,100	5,585
Maturity of fixed maturity and equity security investments, available-for-sale	1,232	2,131
Purchase price adjustment of Business/Affiliate	—	(58)
Decrease (increase) in other assets	12	(13)

Net cash used for investing activities	(904)	(264)

Financing Activities
Capital contributions	—	605
Repayment of short-term debt	—	(505)
Repayment of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	—	(250)
Dividends paid	(170)	(91)
Net receipts (disbursements) from investment and universal life-type contracts credited to policyholder accounts	584	(227)

Net cash provided by (used for) financing activities	414	(468)

Net (decrease) increase in cash	(110)	245
Impact of foreign exchange	(52)	(1)

Cash - beginning of period	933	265

Cash - end of period	$771	$509

Supplemental Disclosure of Cash Flow Information

Net cash paid during the period for

Income taxes	$125	$21
Interest	$40	$55
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
The accompanying condensed consolidated financial statements and notes as of June 30, 2005, and for the second quarters ended June 30, 2005 and 2004 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year classifications. Specifically, the Company reclassified amounts assessed against certain contract holder balances during the three and six months ended June 30, 2004 from net investment income to fee income.
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
Income Taxes
The effective tax rate for the three months ended June 30, 2005 and 2004 was 23.5% and 25.9%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 23.6% and 26.6%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, as well as the utilization of capital loss carryforwards at the mutual fund level.
Future Adoption of Accounting Standards
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. As disclosed in Note 1 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 10-K Annual Report, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
2. Segment Information
The Company is organized into four reportable operating segments: Retail Products Group (“Retail”), Institutional Solutions Group (“Institutional”), Individual Life and Group Benefits. The Company includes in an Other category its international operations, which are primarily located in Japan and Brazil; as well as Corporate, which includes net realized capital gains and losses other than net realized capital gains and losses related to guaranteed minimum withdrawal benefits; corporate items not directly allocated to any of its reportable operating segments; and intersegment eliminations. Net realized capital gains and losses related to guaranteed minimum withdrawal benefits are reflected in the Retail segment in net realized capital gains and losses.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are related to changes in interest rates are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by the Other category. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.
The increase (decrease) impact on net investment income of the segments for allocated realized gains and losses and the credit-risk fees were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Retail Products Group
Realized gains (losses)	$9	$3	$19	$9
Credit risk fees	(7)	(6)	(14)	(12)
Institutional Solutions Group
Realized gains (losses)	5	3	10	6
Credit risk fees	(6)	(6)	(13)	(12)
Individual Life
Realized gains (losses)	3	1	6	2
Credit risk fees	(1)	(2)	(3)	(3)
Group Benefits
Realized gains (losses)	4	3	5	5
Credit risk fees	(4)	(2)	(5)	(4)
Other
Realized gains (losses)	(21)	(10)	(40)	(22)
Credit risk fees	18	16	35	31

Total	$—	$—	$—	$—

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

	Retail	Institutional
	Products	Solutions	Individual	Group
June 30, 2005	Group	Group	Life	Benefits	Other [1]	Total

Three Months Ended
Total revenues	$848	$465	$260	$1,048	$406	$3,027
Net income	136	32	39	64	(8)	263

June 30, 2004

Three Months Ended
Total revenues	$764	$434	$252	$1,000	$194	$2,644
Net income	128	28	37	48	14	255

June 30, 2005

Six Months Ended
Total revenues	$1,685	$889	$522	$2,094	$817	$6,007
Net income	292	72	78	123	(24)	541

June 30, 2004

Six Months Ended
Total revenues	$1,527	$876	$506	$2,004	$789	$5,702
Net income	235	56	70	95	57	513

[1]	The six months ended June 30, 2005 reflects a charge of $66 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC as discussed in Note 7.
3. Investments and Derivative Instruments

	June 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,779	$62	$(69)	$6,772	$6,346	$76	$(64)	$6,358
Commercial mortgage-backed securities (“CMBS”)
Agency backed	72	2	(1)	73	72	2	(1)	73
Non-agency backed	8,560	319	(22)	8,857	8,384	368	(19)	8,733
Collateralized mortgage obligations (“CMOs”)
Agency backed	917	9	(3)	923	1,036	11	(3)	1,044
Non-agency backed	73	—	—	73	48	—	—	48
Corporate	24,259	1,859	(80)	26,038	23,645	1,957	(70)	25,532
Government/Government agencies
Foreign	668	62	(1)	729	723	67	(2)	788
United States	667	39	(6)	700	884	19	(5)	898
Mortgage-backed securities (“MBS”)
Agency backed	2,468	21	(8)	2,481	1,771	20	(3)	1,788
States, municipalities and political subdivisions	3,142	302	(1)	3,443	2,780	221	(6)	2,995
Redeemable preferred stock	14	—	—	14	12	1	—	13
Short-term investments	1,620	—	—	1,620	2,261	—	—	2,261

Total fixed maturities	$49,239	$2,675	$(191)	$51,723	$47,962	$2,742	$(173)	$50,531

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
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 Form 10-K Annual Report.
Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	June 30, 2005		December 31, 2004
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$317	$—	$185	$—
Reinsurance recoverables	—	46	—	67
Other policyholder funds and benefits payable	59	—	129	—
Fixed maturities	—	—	4	—
Other liabilities	—	320	—	518

Total	$376	$366	$318	$585

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2005		December 31, 2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,407	$(135)	$7,168	$(374)
Fair value hedge	1,014	(3)	363	(4)
Net investment hedge	408	14	401	(23)
Other investment and risk management activities	51,162	134	45,931	134

Total	$59,991	$10	$53,863	$(267)

The increase in notional amount since December 31, 2004 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies. The increase in net fair value of derivative instruments since December 31, 2004 was primarily due to the strengthening of the U.S. dollar in comparison to foreign currencies, the increase in equity market volatility and the decrease in long-term interest rates.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. (For further discussion, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.)
During the six months ended June 30, 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $156 and $0, respectively, to hedge the variability in certain variable rate Life issued investment contracts. These swaps convert the variable liability payment (e.g., based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. As of June 30, 2005, the notional value of the swap agreements designated as cash flow hedges were $75 with an additional notional value of $81 associated with swap agreements classified within other investment and risk management activities.
During the six months ended June 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of June 30, 2005, the notional and fair value for these contracts was $872 and $40, respectively, and the net gain, after-tax, from these contracts was $3 and $6 for the three and six months ended June 30, 2005, respectively.
The total notional amount of derivative contracts purchased to hedge the in-force GMWB exposure, as of June 30, 2005 and December 31, 2004, was $4.1 billion and $3.1 billion, respectively, with an associated net fair value of $154 and $108, respectively. Net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the three months ended June 30, 2005 and 2004, the net effect was a net gain of $0 and $4, after-tax, respectively. For the six months ended June 30, 2005 and 2004, the net effect was a net gain of $5 and $3, after-tax, respectively.
Throughout 2005, the Company managed the yen currency risk associated with the yen denominated individual fixed annuity product (“yen fixed annuities”) with pay fixed U.S. dollars receive fixed yen zero coupon currency swaps (“fixed currency swaps”). In June 2005, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured. During June 2005, the Company entered into pay variable U.S. dollar receive fixed yen zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of June 30, 2005, the notional value and fair value of the currency swaps were $1.4 billion and $(62), respectively. The currency swaps in a loss position as of June 30, 2005, were restructured fixed currency swaps. A net loss of $34 and $17, after-tax, for the three and six months ended June 30, 2005, respectively, which includes the changes in value of the currency swaps, the fixed currency swaps and the yen fixed annuity contract re-measurement, was recorded in net realized capital gains and losses.
Certain U.S. denominated fixed rate securities that back the yen fixed annuities were swapped to LIBOR via interest rate swaps. As of June 30, 2005, the interest rate swaps that qualified for fair value hedge accounting treatment had a notional value of $564 and an immaterial fair value.
For the three and six months ended June 30, 2005, gross gains and losses representing the total ineffectiveness of all fair value and net investment hedges were immaterial. For the three and six months ended June 30, 2005, the Company’s after-tax net loss representing hedge ineffectiveness on cash flow hedges was $2 and $4, respectively. For the three and six months ended June 30, 2004, the Company’s net gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1. For the three and six months ended June 30, 2004, the Company recorded a net loss due to ineffectiveness on cash flow hedges of $3, after-tax, primarily associated with interest rate swap hedges.
The total change in value for other derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported as net realized capital gains and losses in the condensed consolidated statements of income. For the three months ended June 30, 2005 and 2004, the Company recognized an after-tax net loss of $51 and net gain of $14, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. For the six months ended June 30, 2005 and 2004, the Company recognized an after-tax net loss of $41 and gain of $21, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.
As of June 30, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $3. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the three months and six months ended June 30, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2005	2004

Balance, January 1	$7,437	$6,623
Capitalization	1,053	971
Amortization – Deferred Policy Acquisitions costs	(528)	(446)
Amortization – Present Value of Future Profits	(20)	(20)
Amortization – Realized Capital (Gains)/Losses	(18)	(12)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(82)	(43)

Balance, June 30	$7,842	$7,073

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
Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance as of January 1, 2005	$174	$28
Incurred	67	14
Paid	(78)	—
Currency translation adjustment	—	(3)

Liability balance as of June 30, 2005	$163	$39

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $64 as of January 1, 2005 and $48 as of June 30, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance upon adoption – as of January 1, 2004	$217	$8
Incurred	64	9
Paid	(85)	(1)
Liability balance as of June 30, 2004	$196	$16

[1]	The reinsurance recoverable asset, related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $92 as of June 30, 2004.
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

The following table provides details concerning GMDB and GMIB exposure as of June 30, 2005 and comparative totals at December 31,2004:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,915	$6,388	$690	64
With 5% rollup [2]	3,997	603	112	62
With Earnings Protection Benefit Rider (EPB) [3]	5,143	214	45	60
With 5% rollup & EPB	1,431	123	21	61

Total MAV	68,486	7,328	868	62
Asset Protection Benefit (APB) [4]	21,396	28	16	61
Ratchet [5] (5 years)	34	2	—	66
Reset [6] (5-7 years)	7,569	606	606	64
Return of Premium [7]/Other	8,530	71	71	49

Subtotal U.S. Guaranteed Minimum Death Benefits	106,015	8,035	1,561	62
Japan Guaranteed Minimum Death and Income Benefit [8]	18,440	63	63	67

Total at June 30, 2005	$124,455	$8,098	$1,624

Total at December 31, 2004	$120,379	$8,259	$1,636

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $11.4 billion and $7.3 billion as of June 30, 2005 and December 31, 2004, respectively.
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
As of June 30, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $59 and $129, respectively. During the three months ended June 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(64) and $55, respectively. During the six months ended June 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $(44) and $27, respectively. There were no payments made for the GMWB during the three and six months ended June 30, 2005 and 2004.
As of June 30, 2005 and December 31, 2004, $11.5 billion, or 34%, and $11.7 billion, or 39%, respectively, of account value representing all of the contracts written before July 2003, with the GMWB feature was reinsured and $21.8 billion, or 66%, and $18.1 billion, or 61%, respectively, was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established a hedging-based risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of June 30, 2005 and December 31, 2004 was $29.1 billion and $25.4 billion, respectively.
6. Commitments and Contingencies
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
Three putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford recently was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

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
There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Hartford continues to cooperate fully with these regulators in these matters.
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.

The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC with respect to these matters.
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
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
Other
During the second quarter, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
7. Transactions with Affiliates
For a description of transactions with affiliates, see Note 18 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 Form 10-K Annual Report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”) as of June 30, 2005, compared with December 31, 2004, and its results of operations for the six months ended June 30, 2005 compared with the equivalent period in 2004. This discussion should be read in conjunction with the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.
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

INDEX

Overview	19
Critical Accounting Estimates	22
Consolidated Results of Operations – Operating Summary	25
Retail Products Group	27
Institutional Solutions Group	29
Individual Life	31
Group Benefits	32
Investments	33
Investment Credit Risk	35
Capital Markets Risk Management	37
Capital Resources and Liquidity	37
Accounting Standards	39

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
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see the MD&A in The Hartford’s 2004 Form 10-K Annual Report.
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

	As of and For the		As of and For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2005	2004	2005	2004

United States Variable Annuities
Account value, beginning of period	$98,071	$90,386	$99,617	$86,501
Net flows	(59)	1,668	347	3,853
Change in market value and other	1,735	450	(217)	2,150

Account value, end of period	$99,747	$92,504	$99,747	$92,504

Retail Mutual Funds
Assets under management, beginning of period	$24,949	$21,888	$25,240	$20,301
Net sales	322	624	703	1,679
Change in market value and other	687	222	15	754

Assets under management, end of period	$25,958	$22,734	$25,958	$22,734

Individual Life Insurance
Variable universal life account value, end of period	$5,433	$4,934	$5,433	$4,934
Total life insurance inforce, end of period	144,151	134,420	144,151	134,420

S&P 500 Index
Period end closing value	1,191	1,141	1,191	1,141
Daily average value	1,182	1,123	1,187	1,128

Japan Annuities
Account value, end of period	$19,726	$9,277	$19,726	$9,277
•	The increase in U.S. variable annuity assets under management and account values can be attributed to market growth and net flows over the past four quarters, with most of the market growth occurring in the fourth quarter of 2004.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have slowed. In particular, variable annuity net flows were impacted due to lower sales levels and higher surrenders due to increased competition.

•	The change in the market value will be based on market conditions.

•	Japan annuity account values continue to grow as a result of strong sales.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract and therefore management evaluates performance of these products based on the spread between net investment income and interest credited. In addition, insurance type contracts such as those sold by the Group

Benefits segment collect and invest premiums (discussed below) for protection from losses specified in the particular insurance contract.
•	Net investment income and interest credited on general account assets in Other increased for the three months ended June 30, 2005 and decreased for the six months ended June 30, 2005 due to the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in the Retail Products Group declined for the three and six months ended June 30, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Investor Notes program and was partially offset by surrenders in the private placement life insurance (“PPLI”) business.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are an indicator of future premium growth.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Group Benefits	2005	2004	2005	2004

Earned premiums and other considerations	$948	$906	$1,896	$1,821
Fully insured ongoing sales (excluding buyouts)	110	104	486	445

•	Earned premiums for the six months ended June 30, 2005 included $25 in buyout premiums compared to $0 in the prior year comparable period
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Retail Products Group	2005		2004		2005		2004

Expense ratio, annualized (individual annuity)	19.3	bps	18.3	bps	18.4	bps	18.5	bps
DAC amortization ratio (individual annuity)	48.4%		49.8%		49.2%		50.6%

Individual Life

Death benefits	$63		$61		$129		$128

Group Benefits

Loss ratio (excluding buyout premiums)	73.4%		76.2%		74.5%		75.5%
Expense ratio (excluding buyout premiums)	27.8%		27.2%		27.2%		27.6%

•	Individual annuity’s expense ratio for the six months ended June 30, 2005 continued to benefit from the Company’s economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be among one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding steady at 18-20 bps of average account value. The increases for the three months ended June 30, 2005 are primarily non-recurring costs related to organizational changes.

•	The ratio of Individual Annuity DAC amortization over income before taxes and DAC improved for both the three and six months ended June 30, 2005 as a result of a lower amount of additional deposits received on existing business.

•	The Group Benefits loss ratio, excluding buyouts, decreased due to favorable life mortality experience and improved disability experience.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital can be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Ratios	2005		2004		2005		2004

Retail Products Group
Individual annuity return on assets (“ROA”) excluding cumulative effect of accounting change	51.8	bps	44.4	bps	50.6	bps	44.6	bps
Group Benefits
After-tax margin	6.8%		5.3%		6.6%		5.2%

•	Individual Annuity’s ROA increased for the three and six months ended June 30, 2005, compared to the respective prior year periods. In particular, variable annuity fees and fixed annuity general account spreads each increased for the three and six months ended June 30, 2005 compared to the prior year period. The increase in the ROA can be attributed to the increase in account values and resulting increased fees, while the increase in MVA ROA resulted from increased spread as fixed annuity contracts were repriced upon maturity. Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

•	The improvement in the Group Benefits after-tax margin was primarily due to higher net investment income and favorable loss ratios compared to 2004.
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
There continues to be significant federal and state regulatory activity relating to financial services companies, particularly mutual funds companies. These regulatory inquiries have focused on a number of mutual fund issues, including market timing and late trading, revenue sharing and directed brokerage, fees, transfer agents and other fund service providers, and other mutual-fund related issues. The Hartford has received requests for information and subpoenas from the SEC, subpoenas from the New York Attorney General’s Office, a subpoena from the Connecticut Attorney General’s Office, requests for information from the Connecticut Securities and Investments Division of the Department of Banking, and requests for information from the New York Department of Insurance, in each case requesting documentation and other information regarding various mutual fund regulatory issues. The Hartford continues to cooperate fully with these regulators in these matters.
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York

Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity products, The Hartford’s ability to restrict transfers by these owners is limited. In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds from frequent trading by these owners. The specific terms of the indemnification have not been determined.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC with respect to these matters.
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
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.
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
Deferred Policy Acquisition Costs and Present Value of Future Profits
Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At June 30, 2005 and December 31, 2004, the carrying value of the Company’s DAC was $7.8 billion and $7.4 billion, respectively. For statutory accounting purposes, such costs are expensed as incurred.
DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period. The true-up recorded for the three months ended June 30, 2005 and 2004 was an increase (decrease) to amortization of $7 and $(8), respectively. The true-up recorded for the six months ended June 30, 2005 and 2004 was an increase to amortization of $15 and $5, respectively.
The Company regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the six months ended June 30, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.7% to 7.9% for the six months ended June 30, 2005 and 2004.
The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of June 30, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of June 30, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range if overall separate account assets decline by 18% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.
Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at June 30, 2005. If the Company assumed a 9% average long-term rate of growth from June 30, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $50-$55, after-tax. If, instead, the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $80-$90, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.
Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,191 on June 30, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2005, the Company believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.
Income Taxes
The effective tax rate for the three months ended June 30, 2005 and 2004 was 23.5% and 25.9%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 23.6% and 26.6%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, as well as the utilization of capital loss carryforwards at the mutual fund level.
Other Critical Accounting Estimates
There have been no material changes to the Company’s other critical accounting estimates since the filing of the Company’s 2004 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$960	$838	15%	$1,910	$1,663	15%
Earned premiums	1,047	970	8%	2,046	1,965	4%
Net investment income [1]	1,036	810	28%	1,986	1,972	1%
Net realized capital gains (losses)	(16)	26	NM	65	102	(36%)

Total revenues	3,027	2,644	14%	6,007	5,702	5%

Benefits, claims and claim adjustment expenses [1]	1,756	1,531	15%	3,495	3,408	3%
Insurance operating costs and other expenses	639	514	24%	1,216	1,041	17%
Amortization of deferred policy acquisition costs and present value of future profits	268	233	15%	548	466	18%
Interest expense	20	22	(9%)	40	57	(30%)

Total benefits, claims and expenses	2,683	2,300	17%	5,299	4,972	7%

Income before income taxes and cumulative effect of accounting change	344	344	—	708	730	(3%)
Income tax expense	81	89	(9%)	167	194	(14%)

Income before cumulative effect of accounting change	263	255	3%	541	536	1%
Cumulative effect of accounting change, net of tax [2]	—	—	—	—	(23)	100%

Net income	$263	$255	3%	$541	$513	5%

[1]	Included impact of mark to market effects of trading securities supporting the Japanese variable annuity business, which are classified in net investment income and corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
2005 vs. 2004 Three and Six Month Comparison
The Company’s net income for the three and six months ended June 30, 2005 increased compared to the respective prior year periods due to business growth in all of its segments as discussed below.
•	Net income in the Retail Products Group increased 6% and 24% for the three and six months ended June 30, 2005, respectively, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management compared to the prior year. Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.

•	The Institutional Solutions Group contributed higher earnings, increasing 14% and 29% for the three and six months ended June 30, 2005, respectively, driven by higher assets under management and recognition of a deferred gain that resulted from two leveraged COLI surrenders in the first quarter of 2005.

•	Individual Life earnings increased for both periods primarily driven by growth in account values and life insurance inforce.

•	Net income in Group Benefits increased 33% and 29% for the three and six months ended June 30, 2005, respectively, primarily due to higher net investment income, and favorable loss ratios for both periods as compared to the respective prior year periods. Additionally, net income was higher due to a favorable expense ratio for the six months ended June 30, 2005 as compared to the respective prior year period.

•	Net income for the international operations, which is included in the Other category, increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $19.7 billion at June 30, 2005 from $9.3 billion at June 30, 2004.
     Partially offsetting these positive earnings drivers:
•	The Company recorded a charge of $66 for the six months ended June 30, 2005, in the Other category, to establish reserves for regulatory matters.

•	For the three months ended June 30, 2005, the Company experienced realized losses as compared to realized gains for the three months ended June 30, 2004. For the six months ended June 30, 2005, realized gains decreased by 36% as compared to the respective prior year period. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	During the second quarter, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
Outlook
For the six months ended June 30, 2005, the Company experienced strong growth in assets under management and favorable premium growth and loss ratios in Group Benefits.
•	Due to gains in the equity markets and positive net flows, assets under management grew 13% resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as its ability to attract new customers and attract and retain assets under management.

•	While variable annuity account values continue to grow within the individual annuity business, U.S. sales have decreased during the first six months of 2005 compared to 2004 due to increased sales competition particularly related to guaranteed living benefits, which is likely to continue in the future.

•	Also, contributing to the Company’s performance thus far in 2005 is increased earnings in the international operations which are included in the Other category, which was primarily the result of the growth in assets under management in the Company’s international operations. This growth was driven by record sales of $6.5 billion and positive net flows in Japan for the first six months of 2005, which increased assets under management to $19.7 billion at June 30, 2005 from $9.3 billion at June 30, 2004. Although the Company’s international operations experienced significant growth in the first six months of 2005, the fiscal year end for the Japan business was March 31, 2005. Due to the seasonality and the possibility of increased competition, sales for the second half of the year may be lower than the first six months.

Retail Products Group

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$592	$513	15%	$1,172	$1,019	15%
Earned premiums	(2)	(17)	88%	(16)	(31)	48%
Net investment income	256	266	(4%)	521	538	(3%)
Net realized capital gains	2	2	—	8	1	NM

Total revenues	848	764	11%	1,685	1,527	10%

Benefits, claims and claim adjustment expenses	250	259	(3%)	497	516	(4%)
Insurance operating costs and other expenses	252	180	40%	458	355	29%
Amortization of deferred policy acquisition costs and present value of future profits	181	160	13%	368	327	13%

Total benefits, claims and expenses	683	599	14%	1,323	1,198	10%

Income before income taxes and cumulative effect of accounting change	165	165	—	362	329	10%
Income tax expense	29	37	(22%)	70	75	(7%)

Income before cumulative effect of accounting change	136	128	6%	292	254	15%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(19)	100%

Net income	$136	$128	6%	$292	$235	24%

Assets Under Management

Individual variable annuity account values				$99,747	$92,504	8%
Individual fixed annuity and other account values				10,553	11,372	(7%)
Other retail products account values				7,781	5,588	39%

Total account values [2]				118,081	109,464	8%
Retail mutual fund assets under management				25,958	22,734	14%
Other mutual fund assets under management				1,579	1,163	36%

Total mutual fund assets under management				27,537	23,897	15%

Total assets under management				$145,618	$133,361	9%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
2005 vs. 2004 Three and Six Month Comparison
Net Income in the Retail Products Group for the three and six months ended June 30, 2005 increased compared to the respective prior year periods primarily due to increased fee income driven by improved assets under management as a result of net flows over the prior four quarters and improving market conditions in late 2004. A more expanded discussion of earnings growth can be found below.
•	Fee income in the variable annuity business increased for the three and six months ended June 30, 2005 primarily due to growth in average account values driven by improved equity markets and positive net flows. The year-over-year increase in average account values of 8% can be attributed to market appreciation of $5.3 billion over the past four quarters, with most of the growth occurring in the fourth quarter of 2004, and approximately $1.9 billion of net flows over the past four quarters. The amount of net flows has declined significantly for the three and six months ended June 30, 2005 compared to the respective prior year periods due to challenging market conditions and increased sales competition, particularly as it relates to living benefits.

•	Mutual fund fee income increased for the three and six months ended June 30, 2005 compared to the respective prior year periods due to increased assets under management driven by net sales of $1.5 billion and market appreciation of $1.8 billion during the past four quarters. Despite the increase in assets under management, the amount of net sales has declined in the three and six months ended June 30, 2005 compared to the respective prior year periods. This decrease is attributed to lower gross sales due to market competition and slightly higher redemption amounts related to higher assets under management.

•	401(k) and other retail products fee income increased for the three and six months ended June 30, 2005 compared to the respective prior year periods as a result of positive net flows of $1.6 billion over the past four quarters driven by strong sales contributing to the increase in assets under management of 36% to $8.3 billion. Total deposits and net flows increased substantially by 31% and 33%, respectively, over the prior year six month period primarily due to the expansion of wholesaling capabilities and new product offerings. Net flows continued to remain strong through the second quarter of 2005, considering the seasonality of the 401(k) business, as the majority of takeover deposits are received in the first quarter of each year.

•	The fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the MVA products.

•	Also contributing to both periods’ results was a lower effective tax rate due to increased tax benefits related to the Company’s separate account business.
Partially offsetting these positive earnings drivers:
•	Higher amortization of deferred acquisitions costs, which resulted from increased gross profits due to the positive earnings drivers.

•	During the second quarter, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.

      INSTITUTIONAL SOLUTIONS GROUP

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income and other	$67	$76	(12%)	$134	$150	(11%)
Earned premiums	116	95	22%	200	204	(2%)
Net investment income	282	262	8%	555	519	7%
Net realized capital gains	—	1	(100%)	—	3	(100%)

Total revenues	465	434	7%	889	876	1%

Benefits, claims and claim adjustment expenses	376	357	5%	692	712	(3%)
Insurance operating costs and other expenses	31	19	63%	57	44	30%
Dividends to policyholders	3	8	(63%)	20	20	—
Amortization of deferred policy acquisition costs and present value of future profits	10	10	—	19	19	—

Total benefits, claims and expenses	420	394	7%	788	795	(1%)

Income before income taxes and cumulative effect of accounting change	45	40	13%	101	81	25%
Income tax expense	13	12	8%	29	24	21%

Income before cumulative effect of accounting change	32	28	14%	72	57	26%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	(100%)

Net income	$32	$28	14%	$72	$56	29%

Assets Under Management

Institutional account values				$16,076	$13,377	20%
Governmental account values				10,054	9,445	6%
PPLI account values						%
Variable products				23,056	21,592	7%
Leveraged COLI				1,953	2,508	(22%)

Total account values [2]				51,139	46,922	9%
Mutual fund assets under management				1,874	1,272	47%

Total assets under management				$53,013	$48,194	10%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Net Flows and Net Sales	2005	2004	Change	2005	2004	Change

Institutional	$270	$323	(16%)	$1,062	$368	189%
Governmental	7	106	(93%)	48	210	(77%)
PPLI	159	95	67%	(374)	183	NM
Mutual Funds net sales	252	4	NM	384	70	NM

Total Net Flows and Net Sales	$688	$528	30%	$1,120	$831	35%

2005 vs. 2004 Three and Six Month Comparison
Net Income in the Institutional Solutions Group increased for the three and six months ended June 30, 2005 compared to the respective prior year periods primarily driven by higher earnings in the institutional and PPLI businesses. A more expanded discussion of earnings growth can be found below.
•	Earnings increased in the institutional business driven by positive net flows of $1.7 during the past four quarters, which resulted in higher assets under management. While the net flows were down for the three months ended June 30, 2005 compared to the prior year period, net flows for the six months ended June 30, 2005 increased $694 to $1.1 billion compared to the prior year period primarily as a result of the Investor Notes program, which was launched in the third quarter of 2004.

•	Additionally, net income for the institutional business increased for the three and six months ended June 30, 2005 due to favorable mortality experience on structured settlement contracts.

•	Net income for the PPLI business increased for the three and six months ended June 30, 2005 primarily due to favorable mortality experience on both the leveraged COLI and variable products. In addition, net income for the six months ended June 30, 2005 increased compared to the respective prior year period due to the recognition of a $6 after-tax deferred gain that resulted from two leveraged COLI surrenders totaling $572 in the first quarter of 2005.
Partially offsetting these positive earnings drivers were the following items:
•	An increase in insurance operating costs and other expenses of $12 for the six months ended June 30, 2005 was principally driven by experience-rated refunds occurring within the PPLI business. Additionally, increased amortization related to higher information technology expenditures supporting the Institutional segment’s business, as well as costs attributed to marketing contributed to the increase for the three and six months ended June 30, 2005.

•	Net investment income decreased in the PPLI business due to the tightening of investment spreads. The impact of the lower investment yields combined with the surrenders in the first quarter of 2005 resulted in slightly lower net investment income in the second quarter of 2005.

Individual Life

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$191	$181	6%	$386	$367	5%
Earned premiums	(7)	(5)	(40%)	(15)	(10)	(50%)
Net investment income	76	76	—	151	149	1%

Total revenues	260	252	3%	522	506	3%
Benefits, claims and claim adjustment expenses	120	120	—	240	245	(2%)
Insurance operating costs and other expenses	42	39	8%	82	79	4%
Amortization of deferred policy acquisition costs and present value of future profits	41	40	3%	86	79	9%

Total benefits, claims and expenses	203	199	2%	408	403	1%
Income before income taxes and cumulative effect of accounting change	57	53	8%	114	103	11%
Income tax expense	18	16	13%	36	32	13%

Income before cumulative effect of accounting change	39	37	5%	78	71	10%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	100%

Net income	$39	$37	5%	$78	$70	11%

Account Values

Variable universal life insurance				$5,433	$4,934	10%
Universal life/interest sensitive whole life				3,485	3,321	5%
Modified guaranteed life and other				723	737	(2%)

Total account values				$9,641	$8,992	7%

Life Insurance Inforce

Variable universal life insurance				$69,979	$67,537	4%
Universal life/interest sensitive whole life				39,777	38,554	3%
Modified guaranteed life and other				34,395	28,329	21%

Total life insurance inforce				$144,151	$134,420	7%

[1]	For the six months ended June 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
2005 vs. 2004 Three and Six Month Comparison
Net income increased for the three and six months ended June 30, 2005 compared to the prior year periods due to business growth which resulted in increases in both life insurance inforce and account values. The following factor contributed to the earnings increase:
•	Driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce, fee income increased for the three and six months ended June 30, 2005. Cost of insurance charges, a component of fee income, increased $6 and $10 for the three and six months ended June 30, 2005, respectively. Variable fee income grew $2 and $4 for the three and six months ended June 30, 2005, respectively, as favorable equity markets and increased premiums over withdrawals added to the variable universal life account value.
Partially offsetting these positive earnings drivers were the following factors:
•	Interest-sensitive products experienced lower spread income of $3 for both the three and six months ended June 30, 2005, respectively, as compared to the respective prior year periods, as a result of lower interest rate levels.

•	Amortization of DAC increased primarily as a result of higher gross margins.

•	Operating costs increased over the corresponding prior year periods as a result of business growth.

Group Benefits

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Earned premiums and other	$948	$906	5%	$1,896	$1,821	4%
Net investment income	100	93	8%	198	182	9%
Net realized capital gains	—	1	(100%)	—	1	(100%)

Total revenues	1,048	1,000	5%	2,094	2,004	4%
Benefits, claims and claim adjustment expenses	696	690	1%	1,418	1,374	3%
Insurance operating costs and other expenses	257	240	7%	494	492	—
Amortization of deferred policy acquisition costs and present value of future profits	7	6	17%	14	11	27%

Total benefits, claims and expenses	960	936	3%	1,926	1,877	3%
Income before income taxes	88	64	38%	168	127	32%
Income tax expense	24	16	50%	45	32	41%

Net income	$64	$48	33%	$123	$95	29%

Earned Premiums and Other

Fully insured — ongoing premiums	$940	$897	5%	$1,852	$1,802	3%
Buyout premiums	—	—	—	25	—	—
Other	8	9	(11%)	19	19	—

Total earned premiums and other	$948	$906	5%	$1,896	$1,821	4%

Group Benefits has a block of financial institution business that is experience rated. This business comprises approximately 10% of the segment’s premiums and other considerations (excluding buyouts) and, on average, approximately 5% of the segment’s net income. Under the terms of this business the loss experience will inversely affect the commission expenses incurred.
2005 vs. 2004 Three Month Comparison
Net income increased primarily due to higher net investment income and a favorable loss ratio for the three months ended June 30, 2005 compared to the prior year period in 2004. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by sales (excluding buyouts) growth of 6% for the three months ended June 30, 2005.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73%, down from 76% in the second quarter 2004 due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 77%, down from 81% in the second quarter of 2004.
Partially offsetting the positive earnings drivers noted above was the following item:
•	The segment’s expense ratio (defined as insurance operating costs and other expenses as a percentage of premiums and other considerations excluding buyouts) increased to 28%, from 27% in the second quarter of 2004 due to higher operating expenses for the three months ended June 30, 2005 due principally to increased staffing related to growth in the business.
2005 vs. 2004 Six Month Comparison
Net income increased primarily due to higher net investment income and favorable loss and expense ratios for the six months ended June 30, 2005 compared to the respective prior year periods. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by sales (excluding buyouts) growth, particularly in disability, of 9% for the six months ended June 30, 2005.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 75% for the six months ended June 30, 2005, down from 76% in the prior year period due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 78%, down from 80% in the prior year period.

•	The segment’s expense ratio (defined as insurance operating costs and other expenses as a percentage of premiums and other considerations excluding buyouts) decreased for the six months ended June 30, 2005 to 27%, from 28% in the prior year period. This decrease in expense ratio was primarily attributed to higher losses on the experience rated financial institution business. Excluding financial institutions, the expense ratio was 24% in both periods.

INVESTMENTS
General
The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIM”), a wholly-owned subsidiary of The Hartford. HIM manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIM manages the investment portfolios, see the Investments section of the MD&A under the “General” section in Hartford Life’s 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.)
Return on general account invested assets is an important element of Hartford Life’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities, are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for 34% and 32% of the Company’s consolidated revenues for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, net investment income and net realized capital gains accounted for approximately 34% and 36%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 70% and 74% of the fair value of its invested assets as of June 30, 2005 and December 31, 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies the Company’s invested assets by type as of June 30, 2005 and December 31, 2004.

Composition of Invested Assets
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$51,723	69.5%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	793	1.1%	525	0.8%
Equity securities, held for trading, at fair value	17,955	24.1%	13,634	19.8%
Policy loans, at outstanding balance	2,140	2.9%	2,662	3.9%
Mortgage loans, at cost	1,148	1.6%	923	1.3%
Limited partnerships, at fair value	309	0.4%	256	0.4%
Other investments	318	0.4%	185	0.3%

Total investments	$74,386	100.0%	$68,716	100.0%

Fixed maturity investments increased $1,192, or 2%, since December 31, 2004, primarily the result of positive operating cash flow and a decrease in long-term interest rates, partially offset by credit spread widening, an increase in short-term to intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Equity securities held for trading increased $4,321, or 32%, since December 31, 2004, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product partially offset by foreign currency depreciation in comparison to the U.S. dollar. Policy loans decreased $522, or 20%, since December 31, 2004, as a result of certain policy loan surrenders.
Investment Results

The following table summarizes the Company’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2005	2004	2005	2004

Net investment income-excluding income on policy loans and trading securities	$697	$662	$1,390	$1,323
Policy loan income	36	47	72	92
Trading securities income [1]	303	101	524	557

Net investment income — total	$1,036	$810	$1,986	$1,972
Yield on average invested assets [2]	5.6%	5.8%	5.6%	5.8%

Gross gains on sale	$123	$84	$221	$184
Gross losses on sale	(84)	(70)	(132)	(88)
Impairments	(5)	(4)	(6)	(12)
GMWB derivatives, net	1	6	8	4
Other, net [3]	(51)	10	(26)	14

Net realized capital gains (losses)	$(16)	$26	$65	$102

[1]	Represents the change in value of securities classified as trading.

[2]	Represents annualized net investment income (excluding the change in fair value of trading securities) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.
For the three and six months ended June 30, 2005, net investment income, excluding income on policy loans and trading securities, increased $35, or 5%, and $67, or 5%, respectively, compared to the respective prior year periods. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the respective prior year periods. The increase in the average invested assets base, as compared to the prior year periods, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan.
Net investment income on trading securities during the three months and six months ended June 30, 2005 and 2004, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income for the three and six months ended June 30, 2005, as compared to the respective prior year periods, is primarily due to the performance of the underlying funds on a higher asset base.
For the three months and six months ended June 30, 2005, the yield on average invested assets decreased from the respective prior year periods, primarily as a result of the reduction in policy loan income and, to a lesser extent, a weighted average yield on new fixed maturity purchases slightly below the average portfolio yield.
Net realized capital losses were recognized for the three months ended June 30, 2005 as compared to net realized capital gains in the respective prior year period and lower net realized capital gains were recognized for the six months ended June 30, 2005 as compared to the respective prior year period. The decreases from the prior year periods were primarily the result of net losses on non-qualifying foreign currency derivatives, partially offset by higher gains on foreign currency transaction remeasurements and net realized gains on fixed maturity securities.
Gross gains on sales for the three months and six ended June 30, 2005 were primarily within fixed maturities and included corporate and U.S. government securities. In addition, gross gains on sales for the six months ended June 30, 2005 also included gains from sales of commercial mortgage-backed securities (“CMBS”) and foreign government securities. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates.
Gross losses on sales for the three and six months ended June 30, 2005 were primarily within the corporate sector and included $26 and $27, respectively, of losses on sales of securities related to a major automotive manufacturer. Sales related to actions taken to reduce issuer exposure in light of a recent downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and reposition the portfolio into higher quality securities. For the three and six months ended June 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 6% and 3%, respectively, which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to credit spread tightening in certain sectors and changes in interest rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government and asset-backed securities (“ABS”) sectors. The majority of the sales in the corporate and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the depreciation in value of the U.S. dollar against foreign currencies.
Gross losses on sales for the three and six months ended June 30, 2004 resulted predominantly from sales of U.S. government and government agencies securities, corporate securities and CMBS that were in an unrealized loss position primarily due to changes in long-term interest rates. For the three and six months ended June 30, 2004, there was no single security sold at a loss in excess of $4 and $5, respectively, and the average loss, as a percentage of the fixed maturity’s amortized cost, was less than 4%.
Other-Than-Temporary Impairments
For the three and six months ended June 30, 2005, total other-than-temporary impairments were $5 and $6, respectively, as compared with $4 and $12, respectively, for the comparable periods in 2004.
During the six months ended June 30, 2005 other-than-temporary impairments were primarily related to corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. During the six months ended June 30, 2004, other-than-temporary impairments were recorded on ABS of $4, corporate securities of $3, commercial mortgages of $3, mortgage-backed securities (“MBS”) of $1 and CMBS of $1 and primarily related to the decline in market values of certain previously impaired securities.
(For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type schedule in the Investment Credit Risk section that follows.)

INVESTMENT CREDIT RISK
Hartford Life has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by The Hartford’s Board of Directors.
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

The following table identifies fixed maturity securities by type, as of June 30, 2005 and December 31, 2004.

Fixed Maturities by Type
	June 30, 2005					December 31, 2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,779	$62	$(69)	$6,772	13.1%	$6,346	$76	$(64)	$6,358	12.6%
CMBS	8,632	321	(23)	8,930	17.3%	8,456	370	(20)	8,806	17.5%
Collateralized mortgage obligations (“CMOs”)	990	9	(3)	996	1.9%	1,084	11	(3)	1,092	2.2%
Corporate
Basic industry	2,373	154	(12)	2,515	4.9%	2,412	192	(6)	2,598	5.1%
Capital goods	1,685	145	(4)	1,826	3.5%	1,554	126	(6)	1,674	3.3%
Consumer cyclical	2,285	125	(15)	2,395	4.6%	2,426	163	(8)	2,581	5.1%
Consumer non-cyclical	2,427	208	(5)	2,630	5.1%	2,506	207	(6)	2,707	5.4%
Energy	1,214	139	(4)	1,349	2.6%	1,251	122	(1)	1,372	2.7%
Financial services	6,812	450	(24)	7,238	14.0%	6,202	482	(22)	6,662	13.2%
Technology and communications	3,175	326	(9)	3,492	6.7%	3,570	342	(11)	3,901	7.7%
Transportation	607	45	—	652	1.3%	622	44	(1)	665	1.3%
Utilities	2,619	227	(5)	2,841	5.5%	2,317	230	(7)	2,540	5.0%
Other	1,062	40	(2)	1,100	2.1%	785	49	(2)	832	1.6%
Government/Government agencies
Foreign	668	62	(1)	729	1.4%	723	67	(2)	788	1.6%
United States	667	39	(6)	700	1.4%	884	19	(5)	898	1.8%
MBS — agency	2,468	21	(8)	2,481	4.8%	1,771	20	(3)	1,788	3.5%
Municipal
Taxable	873	92	—	965	1.9%	700	30	(5)	725	1.4%
Tax-exempt	2,269	210	(1)	2,478	4.8%	2,080	191	(1)	2,270	4.5%
Redeemable preferred stock	14	—	—	14	—	12	1	—	13	—
Short-term	1,620	—	—	1,620	3.1%	2,261	—	—	2,261	4.5%

Total fixed maturities	$49,239	$2,675	$(191)	$51,723	100.0%	$47,962	$2,742	$(173)	$50,531	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of June 30, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates, credit spread movements as well as security sales. The Company’s fixed maturity gross unrealized gains decreased $67 and gross unrealized loss increased by $18 from December 31, 2004 to June 30, 2005 primarily due to credit spread widening and an increase in short-term through intermediate-term interest rates and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates. Gross unrealized gains and losses as of June 30, 2005 were reduced by securities sold in a gain or loss position, respectively from December 31, 2004.
The sectors with the most significant concentration of unrealized losses were ABS supported by aircraft lease receivables, corporate fixed maturities primarily within the financial services sector and CMBS. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
Aircraft lease receivables — The unrealized loss was $55 at June 30, 2005 compared to $50 for December 31, 2004. Although worldwide travel and aircraft demand has improved, uncertainty surrounding the stability of domestic airlines continues to weigh heavily on these securities. Airline operating costs, including fuel and certain employee benefits costs, continue to adversely impact this sector. Because of the valuation of the underlying collateral, the Company expects to receive principal and interest payments, however, additional price recovery will depend on continued improvement in economic fundamentals, political stability and airline operating performance.
Financial services — The increase in the unrealized loss as of June 30, 2005 in comparison to December 31, 2004 is primarily due to an increase in interest rates. As of June 30, 2005, the Company held approximately 85 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of June 30, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
CMBS — The increase in the unrealized loss position during the six months ended June 30, 2005 was primarily the result of an increase in interest rates. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of

June 30, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
(For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.)
Investment sector allocations as a percentage of total fixed maturities have remained materially consistent since December 31, 2004, except for MBS and corporate fixed maturities within the financial services sector. Both MBS and financial services securities increased as a percentage of total fixed maturities since December 31, 2004 as a result of a decision to increase the Company’s investment in these asset classes primarily due to their attractive yields and diversification opportunities. Also, HIM continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual penalties.
As of June 30, 2005, 24% of the fixed maturities were invested in private placement securities, including 15% of Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the June 2005 Federal Open Market Committee meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 3.25%, a 100 basis point increase from year end 2004 levels. The Committee stated that although energy prices have risen further, U.S. economic expansion remains solid and labor market conditions continue to improve gradually. The Committee believes that with underlying inflation expected to be contained, policy accommodation can be removed at a measured pace. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Fed would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

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
The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. (“HLIKK”) a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. To date, the Company has funded the capital needs of its Japanese operations through investments in the common stock of HLIKK by HLA. This arrangement has generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.
As previously disclosed, the Company has been in the process of evaluating alternative capital structures that it believes in the long term could result in improved financial flexibility. During the second quarter of 2005, the Company sought and secured approval of a proposed plan to change the ownership structure of HLIKK. The plan would provide for a change in the ownership of HLIKK whereby the stock of HLIKK, an insurance operating company, would be transferred to Hartford Life, Inc., HLA’s parent company. The transfer of the stock would be treated as a return of capital for GAAP and statutory accounting purposes. The proposed plan has been approved by both the State of Connecticut Insurance Department, HLA’s primary regulator, as well as the Financial Services Authority (“FSA”), HLIKK’s primary regulator. It is anticipated the proposed plan will be completed in the third quarter of 2005. The primary financial impact of the proposed plan would be to reduce the statutory capital of HLA by the amount of the carrying value of HLIKK, which is approximately $900 as of June 30, 2005. In addition, for certain capital adequacy ratios, a corresponding reduction in required capital will occur, which will result in an improved level of capital adequacy. However, as previously disclosed, this action could potentially reduce certain other capital adequacy ratios employed by the regulators and rating agencies to assess the capital growth of The Hartford’s life insurance operations. At the current time, taking into consideration the effects of the proposed plan, the Company believes it has sufficient capital resources to maintain capital adequacy ratios consistent with all of its ratio objectives.

Dividends to Hartford Life, Inc. from its direct subsidiary, HLA, are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve months ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $222 in the second quarter of 2005. The statutory net gain was $265 for the six months ended June 30, 2005. Statutory capital and surplus as of June 30, 2005 was $5.1 billion.
As discussed above, HLA will transfer ownership of HLIKK to Hartford Life, Inc., which will result in the full utilization of HLA’s 2005 dividend capacity. Accordingly, HLA will need prior approval from the Connecticut insurance commissioner for dividends paid, starting from the date of the transfer through the following twelve-month period.
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
The following table summarizes Hartford Life’s significant United States member companies’ financial ratings from the major independent rating organizations as of August 1, 2005:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—		—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-		—
Hartford Life Limited (Ireland)	—	—	AA-		—
Other Ratings
Hartford Life, Inc.
Senior debt	a-	A	A-		A3
Commercial paper	—	F1	A-2	P	-2
Hartford Life, Inc.
Capital II Trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P	-1
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

NAIC Developments
Proposed Changes to NAIC RBC Requirements for Variable Annuities with Guarantees — C-3 Phase II Capital
At the June meetings of the NAIC, proposed changes to NAIC RBC requirements for variable annuities with guarantees, were voted on and passed by the Financial Condition “E” Committee. The proposal, known as the C-3 Phase II Capital project, still requires the adoption of the full NAIC which is scheduled to vote on its provisions in September. Should the measures be adopted, the change in NAIC RBC would be effective at year end 2005.
The C-3 Phase II Capital project addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit guarantees including GMWBs. The proposed capital requirements under C-3 Phase II are principle-based, which represents a change from the current factor-based approach. Under the proposed methodology, capital requirements are determined using stochastic scenario testing and give credit for risk management strategies employed such as hedging and reinsurance.
Based on our preliminary estimates of the potential impact of C-3 Phase II Capital should the provisions be adopted as drafted and assuming current market conditions as of June 30, 2005, the net impact on Hartford Life insurance companies’ NAIC RBC ratios would be positive.
Contingencies
Regulatory Developments - For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview—Regulatory Developments” above.
On October 21, 2004, the Financial Services Agency (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations became effective on April 1, 2005.
The new reserve methodologies and SMR standards only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. At this time, the Company has decided to adopt the Standard methodology. While management is still evaluating the impact of the regulations on the Company’s Japanese operations, at this time, based on the Company’s assessment, the Standard methodology would require $400 — $650 of additional capital during 2005. This estimate assumes that the Company will successfully employ various capital management strategies within its discretion and control, which may include, but are not limited to, product re-filing. The Company also is currently evaluating certain reinsurance strategies which have the potential to reduce the additional capital required to $100. These reinsurance strategies would be subject to regulatory approval, which may not be granted.
Other — During the second quarter, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2005.

Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Three putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford recently was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.

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
See Exhibits Index on page 43.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE, INC.

/s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr. Vice President and Chief Accounting Officer

August 4, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
EXHIBITS INDEX

Exhibit #
15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Section 302 Certification of Thomas M. Marra

31.02	Section 302 Certification of Lizabeth H. Zlatkus

32.01	Section 906 Certification of Thomas M. Marra

32.02	Section 906 Certification of Lizabeth H. Zlatkus