Form 10-Q
period 2005-09-30
HARTFORD LIFE INC
filed 2005-11-03
CIK 1032204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
 Yes  ☑   No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑
As of October 31, 2005 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholder of
Hartford Life, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and statements of changes in stockholder’s equity, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 31, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
Revenues
Fee income	$1,026	$864	$2,936	$2,527
Earned premiums	1,045	1,058	3,091	3,023
Net investment income (Note 1)
Securities available-for-sale and other	771	726	2,233	2,141
Equity securities held for trading	1,500	(174)	2,024	383

Total Net investment income	2,271	552	4,257	2,524

Net realized capital gains (losses)	(35)	28	30	130

Total revenues	4,307	2,502	10,314	8,204

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	2,926	1,325	6,421	4,733
Insurance expenses and other	607	522	1,802	1,542
Amortization of deferred policy acquisition costs and present value of future profits	312	236	860	702
Dividends to policyholders	14	3	35	24
Interest expense	20	20	60	77

Total benefits, claims and expenses	3,879	2,106	9,178	7,078

Income before income tax expense and cumulative effect of accounting change	428	396	1,136	1,126
Income tax expense (benefit)	95	(103)	262	91

Income before cumulative effect of accounting change	333	499	874	1,035

Cumulative effect of accounting change, net of tax	—	—	—	(23)

Net income	$333	$499	$874	$1,012

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
(In millions, except for share data)	(Unaudited)

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $49,582 and $47,962)	$51,115	$50,531
Equity securities, available-for-sale, at fair value (cost of $779 and $506)	797	525
Equity securities, held for trading, at fair value (cost of $18,382 and $12,514)	21,247	13,634
Policy loans, at outstanding balance	2,009	2,662
Other investments	1,728	1,364

Total investments	76,896	68,716
Cash	1,223	933
Premiums receivable and agents’ balances	417	391
Reinsurance recoverables	722	993
Deferred policy acquisition costs and present value of future profits	8,250	7,437
Deferred income taxes	(706)	(747)
Goodwill	796	796
Other assets	2,002	1,911
Separate account assets	150,341	140,023

Total assets	$239,941	$220,453

Liabilities
Reserve for future policy benefits	$12,591	$12,250
Other policyholder funds	61,535	52,833
Long-term debt	1,050	1,050
Other liabilities	5,121	5,125
Separate account liabilities	150,341	140,023

Total liabilities	230,638	211,281

Commitments and Contingent Liabilities, Note 6	—	—

Stockholder’s Equity
Common Stock — 1,000 shares authorized, issued and outstanding; par value $0.01	—	—
Capital surplus	3,094	3,094
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	740	1,178
Foreign currency translation adjustments	(31)	16

Total accumulated other comprehensive income	709	1,194
Retained earnings	5,500	4,884

Total stockholder’s equity	9,303	9,172

Total liabilities and stockholder’s equity	$239,941	$220,453

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Nine Months Ended September 30, 2005

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Total Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172
Comprehensive income
Net income						874	874

Other comprehensive income, net of tax (1)
Net change in unrealized capital losses on securities (3)			(504)				(504)
Net gain on cash flow hedging instruments				66			66
Cumulative translation adjustments					(47)		(47)

Total other comprehensive income							(485)

Total comprehensive income							389

Dividends declared						(258)	(258)

Balance, September 30, 2005	$—	$3,094	$844	$(104)	$(31)	$5,500	$9,303

Nine Months Ended September 30, 2004

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Total Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059
Comprehensive income
Net income						1,012	1,012

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			292				292
Net change in unrealized capital (losses) on securities (3)			(24)				(24)
Net loss on cash flow hedging instruments				(10)			(10)
Cumulative translation adjustments					2		2

Total other comprehensive income							260

Total comprehensive income							1,272

Dividends declared						(121)	(121)
Capital contributions from parent		605					605

Balance, September 30, 2004	$—	$3,094	$1,196	$(35)	$(41)	$4,601	$8,815

(1)	Net change in unrealized capital losses on securities is reflected net of tax benefit of $271 and $13 for the nine months ended September 30, 2005 and 2004, respectively. Net gain (loss) on cash flow hedging instruments is net of tax provision (benefit) of $36 and $(5) for the nine months ended September 30, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.
(2)	Represents the impact of the adoption of SOP 03-1. The Company adopted SOP 03-1 beginning January 1, 2004.
(3)	There were reclassification adjustments for after-tax gains realized in net income of $24 and $71 for the nine months ended September 30, 2005 and 2004, respectively.
See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions) (Unaudited)	2005	2004

Operating Activities
Net income	$874	$1,012
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains)	(30)	(130)
Cumulative effect of adoption of SOP 03-1	—	23
Amortization of deferred policy acquisition costs and present value of future profits	860	702
Additions to deferred policy acquisition costs and present value of future profits	(1,555)	(1,463)
Amortization of sales inducements	29	19
Additions to deferred sales inducements	(68)	(91)
Depreciation and amortization	180	(14)
Increase in premiums receivable and agents’ balances	(26)	(77)
Decrease (increase) in receivables	28	(328)
Decrease in accrued liabilities and payables	(32)	(47)
Increase (decrease) in other liabilities	159	(191)
Decrease in accrued taxes	(96)	(80)
Change in deferred income taxes	138	743
Increase in liabilities for future policy benefits	345	394
Net increase in equity securities, held for trading	(9,297)	(4,460)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	9,477	4,906
Decrease in reinsurance recoverables	51	72
Other, net	27	296

Net cash provided by operating activities	1,064	1,286

Investing Activities
Purchases of fixed maturity and equity security investments, available-for-sale	(19,856)	(13,034)
Sales of fixed maturity and equity security investments, available-for-sale	16,065	8,574
Maturity of fixed maturity and equity security investments, available-for-sale	2,016	3,282
Purchase price adjustment of Business/Affiliate	—	(58)
Increase in other assets	(6)	(24)

Net cash used for investing activities	(1,781)	(1,260)

Financing Activities
Capital contributions	—	605
Repayment of short-term debt	—	(505)
Repayment of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	—	(250)
Dividends paid	(226)	(115)
Net receipts (disbursements) from investment and universal life-type contracts credited to policyholder accounts	1,301	597

Net cash provided by (used for) financing activities	1,075	332

Net increase in cash	358	358
Impact of foreign exchange	(68)	2

Cash — beginning of period	933	265

Cash — end of period	$1,223	$625

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for
Income taxes	$198	$24
Interest	$59	$74
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
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States, which differ materially from the accounting prescribed by various insurance regulatory authorities. The financial statements include the accounts of Hartford Life and its wholly-owned, as well as its controlled and majority owned subsidiaries. Subsidiaries in which the Company has at least 20% interest, but less than a majority ownership interest, are reported using the equity method. All intercompany transactions and balances between Hartford Life, its subsidiaries and affiliates have been eliminated.
The accompanying condensed consolidated financial statements and notes are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life’s 2004 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year classifications. Specifically, the Company reclassified amounts assessed against certain contract holder balances during the three and nine months ended September 30, 2004 from net investment income to fee income.
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
Income Taxes
The effective tax rate for the three months ended September 30, 2005 and 2004 was 22.2% and (26.0)%, respectively. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 23.1% and 8.1%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). The principal causes of the difference between the 2004 effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
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
Income (loss) on equity securities held for trading includes the investment income and the mark-to-market effects on the international operations’ trading portfolios associated with the variable annuity products sold in Japan. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting as provided in SOP 03-1. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, claims and claim adjustment expenses.
Future Adoption of Accounting Standards
In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract.
SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an effect on the Company’s consolidated financial statements; however, the effect has not yet been determined.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. As disclosed in Note 1 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 10-K Annual Report, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
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
The accounting policies of the reportable operating segments are generally the same as those described in the summary of significant accounting policies in Note 1 except for the items discussed in this paragraph. The Company evaluates the performance of its segments based on revenues, net income and the segment’s return on allocated capital. For these purposes, and for purposes of presenting Life segment information, revenues do not include the investment income and the mark-to-market effects on the international operations’ trading portfolio, which have a corresponding and offsetting adjustment to benefits, claims and expenses. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between the Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in the Other category. Those net realized capital gains and losses that are related to changes in interest rates are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s net investment income, with an offsetting adjustment in the Other category. Credit related net capital losses are retained by the Other category. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through net investment income. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses.
The positive (negative) impact on net investment income of the segments for allocated realized gains and losses and the credit-risk fees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Retail Products Group
Realized gains (losses)	$9	$6	$28	$15
Credit risk fees	(7)	(6)	(21)	(18)
Institutional Solutions Group
Realized gains (losses)	5	5	15	11
Credit risk fees	(6)	(6)	(19)	(18)
Individual Life
Realized gains (losses)	3	2	8	4
Credit risk fees	(2)	(1)	(5)	(4)
Group Benefits
Realized gains (losses)	2	2	7	7
Credit risk fees	(2)	(2)	(7)	(6)
Other
Realized gains (losses)	(19)	(15)	(58)	(37)
Credit risk fees	17	15	52	46

Total	$—	$—	$—	$—

The majority of the Company’s revenues are derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States. The following tables present summarized financial information concerning the Company’s segments. For a full discussion of each segment, please refer to Hartford Life’s 2004 Form 10-K Annual Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2005	2004	2005	2004

Retail Products Group	$858	$842	$2,543	$2,369
Institutional Solutions Group	480	448	1,369	1,324
Individual Life	277	263	799	769
Group Benefits	1,049	1,009	3,143	3,013
Other	143	114	436	346

Total Segment Revenues	2,807	2,676	8,290	7,821

Net investment income on equity securities held for trading [1]	1,500	(174)	2,024	383

Total [2]	4,307	2,502	10,314	8,204

[1]	Management does not include the investment income and mark to market effects of the international operations’ trading securities in its segment revenues.

[2]	Amounts include net realized capital (losses) gains of $(35) and $28 for three months ended September 30,2005 and 2004, respectively. Amounts include net realized capital of $30 and $130 for nine months ended September 30,2005 and 2004, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Income	2005	2004	2005	2004

Retail Products Group	$182	$140	$474	$375
Institutional Solutions Group	38	33	110	89
Individual Life	45	44	123	114
Group Benefits	68	70	191	165
Other [2]	—	212	(24)	269

Total [1]	333	499	874	1,012

[1]	The nine months ended September 30, 2005 reflects a charge of $66 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC, as discussed in Note 6.

[2]	For the three and nine months ended September 30, 2004, includes a $190 tax benefit, which relates to agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004.
3. Investments and Derivative Instruments

	September 30, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$7,003	$52	$(72)	$6,983	$6,346	$76	$(64)	$6,358
Commercial mortgage-backed securities (“CMBS”)
Agency backed	71	1	—	72	72	2	(1)	73
Non-agency backed	8,974	210	(69)	9,115	8,384	368	(19)	8,733
Collateralized mortgage obligations (“CMOs”)
Agency backed	828	4	(6)	826	1,036	11	(3)	1,044
Non-agency backed	115	—	—	115	48	—	—	48
Corporate	23,895	1,359	(212)	25,042	23,645	1,957	(70)	25,532
Government/Government agencies
Foreign	699	56	(2)	753	723	67	(2)	788
United States	815	26	(7)	834	884	19	(5)	898
Mortgage-backed securities (“MBS”)
Agency backed	2,434	5	(26)	2,413	1,771	20	(3)	1,788
States, municipalities and political subdivisions	3,263	221	(8)	3,476	2,780	221	(6)	2,995
Redeemable preferred stock	12	1	—	13	12	1	—	13
Short-term investments	1,473	—	—	1,473	2,261	—	—	2,261

Total fixed maturities	$49,582	$1,935	$(402)	$51,115	$47,962	$2,742	$(173)	$50,531

Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, exchange traded futures and options designed to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, price, equity market or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
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

The Company’s derivative transactions are permitted uses of derivatives under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
(For a detailed discussion of the Company’s use of derivative instruments, see Notes 2 and 4 of Notes to Consolidated Financial Statements included in Hartford Life’s 2004 Form 10-K Annual Report.)
Derivative instruments are recorded at fair value and presented in the condensed consolidated balance sheets as follows:

	September 30, 2005		December 31, 2004
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$184	$—	$185	$—
Reinsurance recoverables	—	52	—	67
Other policyholder funds and benefits payable	99	—	129	—
Fixed maturities	—	—	4	—
Other liabilities	—	407	—	518

Total	$283	$459	$318	$585

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2005 and December 31, 2004. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2005		December 31, 2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,882	$(270)	$7,168	$(374)
Fair value hedge	1,392	1	363	(4)
Other investment and risk management activities	53,993	93	45,931	134

Total	$63,267	$(176)	$53,462	$(244)

The increase in notional amount since December 31, 2004 is primarily due to an increase in embedded derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and new hedging strategies (see descriptions below). The increase in net fair value of derivative instruments since December 31, 2004 was primarily due to the strengthening of the U.S. dollar in comparison to foreign currencies and the increase in equity market volatility.
The Company offers certain variable annuity products with a GMWB rider, which is accounted for as an embedded derivative. (For further discussion, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.)
During the nine months ended September 30, 2005, the Company entered into interest rate swap agreements with a combined notional and fair value of $156 and $(1), respectively, to hedge the variability in certain variable rate investment contracts. These swaps convert the variable liability payment (e.g., based off of the Consumer Price Index) to a variable rate, London-Interbank Offered Rate (“LIBOR”), to better match the cash receipts earned from the supporting investment portfolio. As of September 30, 2005, the notional value of the swap agreements designated as cash flow hedges was $75 with an additional notional value of $81 associated with swap agreements classified within other investment and risk management activities.
During the nine months ended September 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of September 30, 2005, the notional and fair value for these contracts were $489 and $25, respectively, and the net gain, after-tax, from these contracts was $1 and $7 for the three and nine months ended September 30, 2005, respectively.
The total notional amount of derivative contracts purchased to hedge the in-force GMWB exposure, as of September 30, 2005 and December 31, 2004, was $4.2 billion and $3.1 billion, respectively, with an associated net fair value of $141 and $108, respectively. Net realized capital gains and losses included the change in market value of both the embedded derivative related to the GMWB liability and the related derivative contracts that were purchased as economic hedges. For the three months ended September 30, 2005 and 2004, the net effect was less than $1, after-tax. For the nine months ended September 30, 2005 and 2004, the net effect was a net gain of $5 and $4, after-tax, respectively.
During the first six months of 2005, the Company managed the yen currency risk associated with the yen denominated individual fixed annuity product (“yen fixed annuities”) with pay fixed U.S. dollars receive fixed yen zero coupon currency swaps (“fixed currency swaps”). In June 2005, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured. During June 2005, the Company entered into pay variable U.S. dollar receive fixed yen zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of September 30, 2005, the notional value and fair value of the currency swaps were $1.6 billion and $(125), respectively. A net loss of $23 and $40, after-tax, for the three and nine months ended September 30, 2005, respectively, which includes the changes in value of the currency swaps, the fixed currency swaps and the yen fixed annuity contract re-measurement, was recorded in net realized capital gains and losses.
In June 2005, certain U.S. dollar denominated fixed rate securities that back the yen fixed annuities were swapped to LIBOR using interest rate swaps. As of September 30, 2005, the interest rate swaps that qualified for fair value hedge accounting treatment had a notional value of $510 and a fair value of $13.
During the three months ended September 30, 2005, the Company terminated its yen denominated forwards that were used to hedge the yen to U.S. dollar exchange rate volatility related to the net investment in the Japanese Life subsidiary (Hartford Life Insurance K.K.). The notional and fair value of the contracts terminated during the three months ended September 30, 2005 were $408 and $17, respectively. The forward contracts over the life of the hedging program reported a gain of $12, after-tax, which is recorded in accumulated other comprehensive income (“AOCI”).
For the three and nine months ended September 30, 2005, net gains and losses representing the total ineffectiveness of all fair value hedges were $3, after-tax. The hedge ineffectiveness on cash flow hedges, for the three and nine months ended September 30, 2005, was an after-tax net loss of $5 and $9, respectively. For the three and nine months ended September 30, 2005, the after-tax net loss representing hedge ineffectiveness on net investment hedges was less than $1. For the three and nine months ended September 30, 2004, the net gains and losses representing the total ineffectiveness of all fair value and net investment hedges were less than $1, after-tax. For the three and nine months ended September 30, 2004, the Company recorded a net loss of $3 and $6, after-tax, respectively, due to ineffectiveness on cash flow hedges primarily associated with interest rate swap hedges.
The total change in value for derivative-based strategies which do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended September 30, 2005 and 2004, the Company recognized an after-tax net loss of $43 and $9, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment. For the nine months ended September 30, 2005 and 2004, the Company recognized an after-tax net loss of $84 and an after-tax net gain of $12, respectively, for derivative-based strategies, which do not qualify for hedge accounting treatment.
As of September 30, 2005, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $5. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is twenty-four months. For the three and nine months ended September 30, 2005 and 2004, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2005	2004

Balance, January 1	$7,437	$6,623
Capitalization	1,564	1,463
Amortization — Deferred Policy Acquisitions costs	(830)	(671)
Amortization — Present Value of Future Profits	(30)	(31)
Amortization — Realized Capital (Gains)/Losses	(27)	(12)
Adjustments to unrealized gains and losses on securities available-for-sale and other	136	(226)

Balance, September 30	$8,250	$7,146

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

Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance as of January 1, 2005	$174	$28
Incurred	96	26
Paid	(111)	(3)
Currency translation adjustment	—	(5)

Liability balance as of September 30, 2005	$159	$46

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $64 as of January 1, 2005 and $42 as of September 30, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB
Liability balance upon adoption — as of January 1, 2004	$217	$8
Incurred	93	15
Paid	(128)	(2)

Liability balance as of September 30, 2004	182	21

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $71 as of September 30, 2004.
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
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2005 and comparative totals at December 31, 2004:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$58,306	$5,469	$560	64
With 5% rollup [2]	4,056	533	98	62
With Earnings Protection Benefit Rider (EPB) [3]	5,297	277	52	60
With 5% rollup & EPB	1,453	129	23	62

Total MAV	69,112	6,408	733
Asset Protection Benefit (APB) [4]	24,534	17	9	60
Ratchet [5] (5 years)	33	2	—	67
Reset [6] (5-7 years)	7,572	490	490	65
Return of Premium [7]/Other	9,162	70	70	49

Subtotal U.S. Guaranteed Minimum Death Benefits	110,413	6,987	1,302	62
Japan Guaranteed Minimum Death and Income Benefit [8]	21,892	15	15	67

Total at September 30, 2005	$132,305	$7,002	$1,317

Total at December 31, 2004	$120,379	$8,259	$1,636

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	Ratchet: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any specified anniversary before age 85 (adjusted for withdrawals).

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $14.0 billion and $7.3 billion as of September 30, 2005 and December 31, 2004, respectively.
The Company offers certain variable annuity products with a GMWB rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specified percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the dollar level by which subsequent withdrawals may be made without reducing the GRB by more than a dollar for dollar basis. In certain contracts, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. The GMWB represents an embedded derivative liability in the variable annuity contract that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligations are calculated based on actuarial assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates.
As of September 30, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $99 and $129, respectively. During the three months ended September 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $55 and $(41), respectively. During the nine months ended September 30, 2005 and 2004, the change in value of the GMWB, before reinsurance and hedging, reported in realized gains (losses) was $11 and $(15), respectively. There were no payments made for the GMWB during the three and nine months ended September 30, 2005 and 2004.
As of September 30, 2005 and December 31, 2004, $11.8 billion, or 33%, and $11.7 billion, or 39%, respectively, of account value representing all of the contracts written before July 2003, with the GMWB feature was reinsured and $24.4 billion, or 67%, and $18.1 billion, or 61%, respectively, was unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established a hedging-based risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and S&P 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of September 30, 2005 and December 31, 2004 was $30.6 billion and $25.4 billion, respectively.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds after January 1, 2004 from frequent trading by these owners. The specific terms of the indemnification have not been determined. Management expects that the ultimate liability with respect to this agreement in principle, after consideration of provisions made for potential losses, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC in these matters.
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office regarding the potential resolution of the matters under investigation. However, the potential timing of any such resolution or the initiation of any formal action by either the SEC or the New York Attorney General’s Office is difficult to predict. The Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, the Company received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into the Company’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Hartford is cooperating fully with the New York Attorney General’s Office in these matters.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. While neither the New York Attorney General’s Office nor the Connecticut Attorney General’s Office has initiated any formal action against The Hartford to date, the Company believes that they are likely to take some action at the conclusion of their respective investigations into the Company’s broker compensation practices in the single premium group annuity business. The potential timing of any such action is difficult to predict, and the Company’s ultimate liability from any such action is not reasonably estimable at this time. On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life” or the “Company”) as of September 30, 2005, compared with December 31, 2004, and its results of operations for the nine months ended September 30, 2005 compared with the equivalent period in 2004. This discussion should be read in conjunction with the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the difficulty in predicting the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of more unfavorable loss experience than anticipated; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that terrorism reinsurance legislation is not extended or renewed beyond 2005; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds; a downgrade in the Company’s claims-paying, financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.

INDEX

Overview	20
Critical Accounting Estimates	24
Consolidated Results of Operations — Operating Summary	26
Retail Products Group	28
Institutional Solutions Group	29
Individual Life	30
Group Benefits	31
Investments	32
Investment Credit Risk	35
Capital Markets Risk Management	37
Capital Resources and Liquidity	39
Accounting Standards	42

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
The following provides a summary of the significant factors used by management to assess the performance of the business. For a complete discussion of these factors see the MD&A in Hartford Life’s 2004 Form 10-K Annual Report. The summary below is qualified in its entirety by reference to the full MD&A discussion below.
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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Product/Key Indicator Information	2005	2004	2005	2004

U.S. Variable Annuities
Account value, beginning of period	$99,747	$92,504	$99,617	$86,501
Net flows	(348)	953	(1)	4,806
Change in market value and other	4,193	(1,378)	3,976	772

Account value, end of period	$103,592	$92,079	$103,592	$92,079

Retail Mutual Funds
Assets under management, beginning of period	$25,958	$22,734	$25,240	$20,301
Net sales	73	439	776	2,118
Change in market value and other	1,491	(479)	1,506	275

Assets under management, end of period	$27,522	$22,694	$27,522	$22,694

Individual Life Insurance
Variable universal life account value, end of period			$5,700	$4,860
Total life insurance inforce, end of period			$147,278	$136,686

S&P 500 Index
Period end closing value			1,229	1,115
Daily average value	1,224	1,104	1,200	1,120

Japan Annuities
Account value, end of period			$23,299	$11,127
Net flows	$2,704	$2,182	$8,815	$4,919

•	The increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have decreased from the prior year levels. In particular, variable annuity net flows and mutual fund net sales were impacted due to lower sales levels and higher surrenders due to increased competition.

•	The change in the market value will be based on market conditions.

•	Japan annuity account values and net flows continue to grow as a result of strong sales and significant market growth.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract and therefore management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative impact on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on mortgage backed securities and liquidation of partnership investments. Interest credited can be positively or negatively impacted by mortality experience on policies that have life contingent benefits. In addition, insurance type contracts such as those sold by the Group Benefits segment collect and invest premiums (discussed below) for protection from losses specified in the particular insurance contract.
•	Net investment income and interest credited on general account assets in Other increased for the three and nine months ended September 30, 2005 due to the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in the Retail Products Group declined for the three and nine months ended September 30, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program and was partially offset by surrenders in the private placement life insurance (“PPLI”) business.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are one indicator of future premium growth.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

Group Benefits	2005	2004	2005	2004

Earned premiums and other considerations	$950	$914	$2,846	$2,735
Fully insured ongoing sales (excluding buyouts)	157	107	643	552

•	Earned premiums and other considerations for the nine months ended September 30, 2005 include $26 in buyout premiums compared to $1 in the prior year comparable period.
Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2005		2004		2005		2004

Retail Products Group
Expense ratio, annualized (individual annuity)	16.8	bps	19.3	bps	17.7	bps	18.9	bps
DAC amortization ratio (individual annuity)		48.5%		50.5%		48.9%		50.6%

Individual Life

Death benefits		$54		$60		$183		$188

Group Benefits

Loss ratio (excluding buyout premiums)		72.4%		73.4%		73.8%		74.8%
Expense ratio (excluding buyout premiums)		28.0%		26.4%		27.4%		27.2%

•	Individual annuity’s expense ratio for the three and nine months ended September 30, 2005 continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding near the range of 18-20 bps of average account value for the nine months ended September 30, 2005.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for both the three and nine months ended September 30, 2005 as a result of higher gross profits and a lower amount of additional deposits received on existing business.

•	Individual Life death benefits decreased for both the three and nine months ended September 30, 2005 due to favorable mortality experience in the third quarter of 2005, the lowest level of mortality in the last seven quarters.

•	The Group Benefits loss ratio, excluding buyouts, for the three and nine months ended September 30, 2005 decreased due to favorable morbidity and mortality experience.

•	The Group Benefits expense ratio, excluding buyouts, increased for the three and nine months ended September 30, 2005 primarily due to increased operating expenses to support business growth. In addition, the expense ratio for the three months ended September 30, 2005 increased due to higher commissions on the experience rated portion of the financial institution business resulting from improved life mortality.

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

	For the Three Months				For the Nine Months Ended
	Ended September 30,				September 30,

	2005		2004		2005		2004

Ratios
Retail Products Group
Individual annuity return on assets (“ROA”) excluding cumulative effect of accounting change	56.7	bps	49.0	bps	52.0	bps	46.6	bps
Group Benefits
After-tax margin	7.2%		7.7%		6.8%		6.0%

•	Individual annuity’s ROA increased for the three and nine months ended September 30, 2005, compared to the respective prior year periods. In particular, variable annuity fees and fixed annuity general account spreads each increased for the three and nine months ended September 30, 2005 compared to the prior year periods. The increase in the ROA can be attributed to the increase in account values and resulting increased fees, including GMWB rider fees, without a corresponding increase in expenses, while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity.

•	The decline in the Group Benefits after-tax margin for the three months ended September 30, 2005 was due to a higher expense ratio partially offset by a lower loss ratio. The improvement in the after-tax margin for the nine months ended September 30, 2005 was primarily due to favorable loss ratios and higher net investment income as compared to 2004.
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
In February 2005, The Hartford agreed in principle with the Boards of Directors of the mutual funds to indemnify the mutual funds for any material harm caused to the funds after January 1, 2004 from frequent trading by these owners. The specific terms of the indemnification have not been determined. Management expects that the ultimate liability with respect to this agreement in principle, after consideration of provisions made for potential losses, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC in these matters.
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in either regulator initiating any formal action against The Hartford. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office regarding the potential resolution of the matters under investigation. However, the potential timing of any such resolution or the initiation of any formal action by either the SEC or the New York Attorney General’s Office is difficult to predict. The Company recorded a charge of $66 to establish a reserve for these matters during the first quarter of 2005. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, the Company received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into the Company’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Hartford is cooperating fully with the New York Attorney General’s Office in these matters.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. While neither the New York Attorney General’s Office nor the Connecticut Attorney General’s Office has initiated any formal action against The Hartford to date, the Company believes that they are likely to take some action at the conclusion of their respective investigations into the Company’s broker compensation practices in the single premium group annuity business. The potential timing of any such action is difficult to predict, and the Company’s ultimate liability from any such action is not reasonably estimable at this time. On July 14, 2005, The Hartford received an additional subpoena from the Connecticut Attorney General’s Office concerning The Hartford’s structured settlement business. This subpoena requests information about The Hartford’s sale of annuity products for structured settlements, and about the ways in which brokers are compensated in connection with the sale of these products. The Hartford is cooperating fully with the New York Attorney General’s Office and the Connecticut Attorney General’s Office in these matters.

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
Deferred Policy Acquisition Costs and Present Value of Future Profits
Policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, usually 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At September 30, 2005 and December 31, 2004, the carrying value of the Company’s DAC was $8.3 billion and $7.4 billion, respectively. For statutory accounting purposes, such policy acquisition costs are expensed as incurred.
DAC related to traditional policies are amortized over the premium-paying period in proportion to the present value of annual expected premium income. DAC related to investment contracts and universal life-type contracts are deferred and amortized using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”), arising principally from projected investment, mortality and expense margins and surrender charges. The attributable portion of the DAC amortization is allocated to realized gains and losses on investments. The DAC balance is also adjusted through other comprehensive income by an amount that represents the amortization of deferred policy acquisition costs that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits that vary from management’s estimates result in increases or decreases in the rate of amortization, commonly referred to as a true-up, which are recorded in the current period. The true-up recorded for the three months ended September 30, 2005 and 2004 was an increase (decrease) to amortization of $(4) and $20, respectively. The true-up recorded for the nine months ended September 30, 2005 and 2004 was an increase to amortization of $10 and $28, respectively.
The Company regularly evaluates its estimates of future gross profits combined with actual gross profits earned to date to determine if actual experience or other evidence suggests that those earlier estimates of future gross profits should be revised. In the event that the Company were to revise its EGPs, the cumulative DAC amortization would be adjusted to reflect such revised EGPs in the period the revision was determined to be necessary. Several assumptions considered to be significant in the development of EGPs include separate account fund performance, surrender and lapse rates, estimated interest spread and estimated mortality. The separate account fund performance assumption is critical to the development of the EGPs related to the Company’s variable annuity and to a lesser extent, variable universal life insurance businesses. The average annual long-term rate of assumed separate account fund performance (before mortality and expense charges) used in estimating gross profits for the variable annuity and variable universal life business was 9% for the nine months ended September 30, 2005 and 2004. For other products including fixed annuities and other universal life-type contracts, the average assumed investment yield ranged from 5.4% to 7.9% for the nine months ended September 30, 2005 and 2004.
The Company had developed models to evaluate its DAC asset, which allowed it to run a large number of stochastically determined scenarios of separate account fund performance. These scenarios were then utilized to calculate a statistically significant range of reasonable estimates of EGPs. This range was then compared to the present value of EGPs currently utilized in the DAC amortization model. As of September 30, 2005, the present value of the EGPs utilized in the DAC amortization model fall within a reasonable range of statistically calculated present value of EGPs. As a result, the Company does not believe there is sufficient evidence to suggest that a revision to the EGPs (and therefore, a revision to the DAC) as of September 30, 2005 is necessary; however, if in the future the EGPs utilized in the DAC amortization model were to fall outside of the margin of the reasonable range of statistically calculated EGPs, a revision could be necessary. Furthermore, the Company has estimated that the present value of the EGPs is likely to remain within a reasonable range even if overall separate account assets decline by 18.5% or less over the next twelve months, and if certain other assumptions that are implicit in the computations of the EGPs are achieved.
Additionally, the Company continues to perform analyses with respect to the potential impact of a revision to future EGPs. If such a revision to EGPs were deemed necessary, the Company would adjust, as appropriate, all of its assumptions for products accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, and reproject its future EGPs based on current account values at the end of the quarter in which a revision is deemed to be necessary. To illustrate the effects of this process, assume the Company had concluded that a revision of the Company’s EGPs was required at September 30, 2005. If the Company assumed a 9% average long-term rate of growth from September 30, 2005 forward along with other appropriate assumption changes in determining the revised EGPs, the Company estimates the cumulative decrease to amortization would be approximately $3-$5, after-tax. If, instead, the Company were to assume a long-term growth rate of 8% in determining the revised EGPs, the Company estimates the cumulative increase to amortization would be approximately $30-$35, after-tax. Any such adjustment would not affect statutory income or surplus, due to the prescribed accounting for such amounts that is discussed above.
Aside from absolute levels and timing of market performance assumptions, additional factors that will influence this determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,229 on September 30, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2005, the Company believed variable annuity separate account assets could fall by at least 35% before portions of its DAC asset would be unrecoverable.
Income Taxes
The effective tax rate for the three months ended September 30, 2005 and 2004 was 22.2% and (26.0)%, respectively. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 23.1% and 8.1%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). The principal causes of the difference between the 2004 effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the separate account DRD and the tax benefit associated with the settlement of the 1998-2001 IRS audit.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision to filed return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
Other Critical Accounting Estimates
There have been no material changes to the Company’s other critical accounting estimates since the filing of the Company’s 2004 Form 10-K Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$1,026	$864	19%	$2,936	$2,527	16%
Earned premiums	1,045	1,058	(1%)	3,091	3,023	2%
Net investment income
Securities available-for-sale	771	726	6%	2,233	2,141	4%
Equity securities held for trading [1]	1,500	(174)	NM	2,024	383	NM

Total net investment income	2,271	552	NM	4,257	2,524	69%

Net realized capital gains (losses)	(35)	28	NM	30	130	(77%)

Total revenues	4,307	2,502	72%	10,314	8,204	26%

Benefits, claims and claim adjustment expenses [1]	2,926	1,325	121%	6,421	4,733	36%
Insurance operating costs and other expenses	621	525	18%	1,837	1,566	17%
Amortization of deferred policy acquisition costs and present value of future profits	312	236	32%	860	702	23%
Interest expense	20	20	—	60	77	(22%)

Total benefits, claims and expenses	3,879	2,106	84%	9,178	7,078	30%

Income before income taxes and cumulative effect of accounting change	428	396	8%	1,136	1,126	1%
Income tax expense	95	(103)	NM	262	91	188%

Income before cumulative effect of accounting change	333	499	(33%)	874	1,035	(16%)
Cumulative effect of accounting change, net of tax [2]	—	—	—	—	(23)	100%

Net income	$333	$499	(33%)	$874	$1,012	(14%)

[1]	Includes the investment income and mark-to-market effects of trading securities supporting the international operations’ variable annuity businesses, which are classified in net investment income and corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
The Company’s net income for the three and nine months ended September 30, 2005 decreased compared to the respective prior year periods due to higher income tax expense. Income tax expense increased for the three and nine months ended September 30, 2005 due to an after-tax benefit of $190 recorded in the three months ended September 30, 2004 to reflect the impact of the Internal Revenue Service (“IRS”) audit settlement on tax years prior to 2004. In addition, approximately $20 of additional DRD benefit was recorded in the third quarter ended September 30, 2004 to reflect the change in estimate applicable to the first three quarters of 2004. Partially offsetting the increase in income tax expense compared to the prior year period was a change in the DRD benefit related to the 2005 tax year of $10. Additional contributing factors to the decrease in net income can be found below.
•	For the three months ended September 30, 2005, the Company experienced realized capital losses as compared to realized capital gains for the three months ended September 30, 2004. For the nine months ended September 30, 2005, realized capital gains decreased as compared to the respective prior year period. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	The Company recorded a charge of $66 for the nine months ended September 30, 2005, in the Other category, to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office and directed brokerage by the SEC.

•	The Company recorded an after-tax expense of $24 during the nine months ended September 30, 2005, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimate.

•	Net income in Group Benefits decreased 3% for the three months ended September 30, 2005 primarily due to a $4 after-tax provision for Hurricane Katrina and higher operating costs.

•	Net income in the international operations decreased for the three months ended September 30, 2005 principally due to realized capital losses for the Japan operations in the current year period.
Partially offsetting the decreases to earnings discussed above was:

•	Net income in the Retail Products Group increased 30% and 26% for the three and nine months ended September 30, 2005, respectively, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year periods.

•	The Institutional Solutions Group contributed higher earnings, increasing 15% and 24% for the three and nine months ended September 30, 2005, respectively, driven by higher assets under management and the recognition of deferred gains that resulted from three leveraged COLI surrenders.

•	Individual Life earnings increased for both periods primarily driven by favorable mortality experience and growth in fee income generated from higher life insurance inforce and account values.

•	Net income in Group Benefits increased 16% for the nine months ended September 30, 2005, primarily due to a favorable loss ratio and higher net investment income as compared to the prior year period.

•	Net income for the international operations, which is included in the Other category, increased for the nine months ended September 30, 2005 compared to the prior year period primarily driven by the increased fees from an increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $23.3 billion at September 30, 2005 from $11.1 billion at September 30, 2004.

•	Higher net investment income across businesses for the three and nine months ended September 30, 2005 driven by a higher asset base and increased partnership income as compared to the respective prior year periods.
Outlook
•	Due to gains in the equity markets and positive net flows and net sales, total Company assets under management grew 16% as of September 30, 2005 as compared to December 31, 2004 resulting in increased fee income earned on those assets. The growth and profitability of the Company in the future is dependent to a large degree on the performance of the equity markets as well as its ability to attract new customers and retain assets under management.

•	While variable annuity account values have grown during 2005 within the individual annuity business, U.S. sales have decreased during the first nine months of 2005 compared to 2004 due to increased sales competition related to guaranteed living benefits, which is likely to continue in the future. In addition, net flows are flat on a year to date basis and will likely end the year negative. These factors may negatively affect assets under management growth of the U.S. individual annuities business.

•	Also contributing to the Company’s performance for the nine months ended September 30, 2005 was increased earnings in the Company’s international operations (included in the Other category), which was primarily the result of the growth in assets under management. This growth was driven by record sales of $9.4 billion and positive net flows in Japan for the first nine months of 2005, which coupled with market returns increased Japan’s assets under management to $23.3 billion at September 30, 2005 from $11.1 billion at September 30, 2004. Although the Company’s international operations have experienced significant growth during 2005, seasonality and increased competition could lead to lower sales levels in the fourth quarter of 2005.

RETAIL PRODUCTS GROUP

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$622	$521	19%	$1,794	$1,540	16%
Earned premiums	(15)	50	NM	(31)	19	NM
Net investment income	250	272	(8)%	771	810	(5)%
Net realized capital gains (losses)	1	(1)	NM	9	—	NM

Total revenues	858	842	2%	2,543	2,369	7%

Benefits, claims and claim adjustment expenses	229	336	(32)%	726	852	(15)%
Insurance operating costs and other expenses	219	189	16%	677	544	24%
Amortization of deferred policy acquisition costs and present value of future profits	191	159	20%	559	486	15%

Total benefits, claims and expenses	639	684	(7)%	1,962	1,882	4%

Income before income taxes and cumulative effect of accounting change	219	158	39%	581	487	19%
Income tax expense	37	18	106%	107	93	15%

Income before cumulative effect of accounting change	182	140	30%	474	394	20%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(19)	100%

Net income	$182	$140	30%	$474	$375	26%

Assets Under Management

Individual variable annuity account values				$103,592	$92,079	13%
Individual fixed annuity and other account values				10,323	11,471	(10%)
Other retail products account values				8,589	5,926	45%

Total account values [2]				122,504	109,476	12%
Retail mutual fund assets under management				27,522	22,694	21%
Other mutual fund assets under management				1,773	1,204	47%

Total mutual fund assets under management				29,295	23,898	23%

Total assets under management				$151,799	$133,374	14%

[1]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.
Net Income in the Retail segment for the three and nine months ended September 30, 2005 increased compared to the respective prior year periods primarily due to improved fee income driven by higher assets under management. Assets under management increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below.
•	Fee income in the variable annuity business increased for the three and nine months ended September 30, 2005 primarily due to growth in average account values. The year-over-year increase in average account values of 13% can be attributed to market appreciation of $10.9 billion over the past four quarters and approximately $600 of net flows over the past four quarters. The amount of net flows has declined significantly for the three and nine months ended September 30, 2005 compared to the respective prior year periods due to increased surrender activity, and increased sales competition, particularly as it relates to guaranteed living benefits.

•	Mutual fund fee income increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods due to increased assets under management driven by market appreciation of $3.7 billion and net sales of $1.2 billion during the past four quarters. Despite the increase in assets under management, the amount of net sales has declined in the three and nine months ended September 30, 2005 compared to the respective prior year periods. This decrease is attributed to lower gross sales due to market competition and higher redemption amounts.

•	401(k) and other retail products fee income increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods as a result of positive net flows from the 401(k) business of $1.8 billion over the past four quarters driven by strong sales contributing to the increase in 401(k) assets under management of 43% to $8.3 billion. Total deposits and net flows increased substantially by 31% and 33%, respectively, over the prior year nine month period primarily due to the expansion of wholesaling capabilities and new product offerings.

•	The fixed annuity business contributed higher net income, excluding the cumulative effects of accounting change in 2004, due to improved investment spreads from the MVA products.

•	Benefits and claims and claim adjustment expenses have decreased for the three and nine months ended September 30, 2005 due to an increase in reserves in the third quarter of 2004 related to the acquisition of a block of business from London Pacific. The increase in reserves was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense for both the three and nine month periods is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and receives lower credited rates at renewal.
Partially offsetting these positive earnings drivers were the following items:
•	Throughout Retail, insurance operating costs and other expenses increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods. General insurance expenses increased due to an increase in investment technology services and sales and marketing. In addition, during the second quarter of 2005, the Company recorded an after-tax expense of $24, which is an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. Management is currently in discussions with the distributor concerning this matter. The ultimate cost of resolution may vary from management’s estimates.

•	The effective tax rate increased for the three months ended September 30, 2005 compared to the prior year period due to changes in estimates in the DRD benefit. The changes in estimates were $9 and $18 for the three months ended September 30, 2005 and 2004, respectively.

•	Higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.

INSTITUTIONAL SOLUTIONS GROUP

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$57	$77	(26%)	$191	$227	(16%)
Earned premiums	127	100	27%	327	304	8%
Net investment income	296	269	10%	851	788	8%
Net realized capital gains	—	2	(100%)	—	5	(100%)

Total revenues	480	448	7%	1,369	1,324	3%

Benefits, claims and claim adjustment expenses	375	363	3%	1,067	1,075	(1%)
Insurance operating costs and other expenses	31	27	15%	88	71	24%
Dividends to policyholders	13	2	NM	33	22	50%
Amortization of deferred policy acquisition costs and present value of future profits	11	9	22%	30	28	7%

Total benefits, claims and expenses	430	401	7%	1,218	1,196	2%

Income before income taxes and cumulative effect of accounting change	50	47	6%	151	128	18%
Income tax expense	12	14	(14%)	41	38	8%

Income before cumulative effect of accounting change	38	33	15%	110	90	22%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	100%

Net income	$38	$33	15%	$110	$89	24%

Assets Under Management

Institutional account values				$17,174	$14,011	23%
Governmental account values				10,162	9,437	8%
PPLI account values
Variable products				23,537	21,889	8%
Leveraged COLI				1,814	2,520	(28%)

Total account values [2]				52,687	47,857	10%
Mutual fund assets under management				1,471	1,300	13%

Total assets under management				$54,158	$49,157	10%

[1]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Net Flows and Net Sales	2005	2004	Change	2005	2004	Change

Institutional	$887	$427	108%	$1,949	$795	145%
Governmental	(263)	70	NM	(215)	280	NM
PPLI	68	117	(42%)	(306)	393	NM
Mutual Funds net sales	(513)	38	NM	(130)	105	NM

Total Net Flows and Net Sales	$179	$652	(73%)	$1,298	$1,573	(17%)

Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004
Net income in the Institutional segment increased for the three and nine months ended September 30, 2005 compared to the respective prior year periods. The increase in net income for the three months ended September 30, 2005 was driven by higher earnings in the institutional business. The increase in net income for the nine months ended September 30, 2005 was primarily driven by higher earnings in the institutional and PPLI businesses. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in the institutional business driven by positive net flows of $2.2 billion during the past four quarters, which resulted in higher assets under management. Net flows for the institutional business increased for the three and nine months ended September 30, 2005 compared to the prior year period, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. (For a discussion of the Investor Notes program, see the MD&A section of Hartford Life’s 2004 Form 10-K.) Investor Notes sales for the nine months ended September 30, 2005 were $1.9 billion.

•	Net income for the institutional business increased for the nine months ended September 30, 2005 due to improved investment spread as a result of higher partnership income For further discussion of investment spread, see the Overview section. For the three months ended September 30, 2005 and 2004, gains related to mortality, investments or other activity were $5 and $2 after-tax, and for the nine months ended September 30, 2005 and 2004, gains related to mortality, investments or other activity were $9 and $1 after-tax, respectively.

•	Net income for the PPLI business increased for the nine months ended September 30, 2005 compared to the prior year period primarily due to the recognition of a $6 after-tax deferred gain that resulted from three leveraged COLI surrenders totaling $716.
Partially offsetting these positive earnings drivers were the following items:
•	An increase in insurance operating costs and other expenses of $17 for the nine months ended September 30, 2005 was principally driven by increased amortization related to higher information technology expenditures supporting the Institutional segment’s business, as well as costs attributed to marketing.

•	An increase in dividends to policyholders of $11 for the nine months ended September 30, 2005 was driven by experience-rated refunds occurring within the PPLI business as a result of favorable mortality experience.

•	Fee income decreased for the three and nine months ended September 30, 2005 compared to prior periods due to lower insurance fees on PPLI’s leveraged COLI product driven by the decrease in leveraged COLI assets as a result of the leveraged COLI surrenders previously discussed.

INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Fee income	$207	$190	9%	$593	$557	6%
Earned premiums	(8)	(6)	(33%)	(23)	(16)	(44%)
Net investment income	78	78	—	229	227	1%
Net realized capital gains	—	1	(100%)	—	1	(100%)

Total revenues	277	263	5%	799	769	4%

Benefits, claims and claim adjustment expenses	112	115	(3%)	352	360	(2%)
Insurance operating costs and other expenses	43	41	5%	125	120	4%
Amortization of deferred policy acquisition costs and present value of future profits	58	43	35%	144	122	18%

Total benefits, claims and expenses	213	199	7%	621	602	3%

Income before income taxes and cumulative effect of accounting change	64	64	—	178	167	7%
Income tax expense	19	20	(5%)	55	52	6%

Income before cumulative effect of accounting change	45	44	2%	123	115	7%
Cumulative effect of accounting change, net of tax [1]	—	—	—	—	(1)	100%

Net income	$45	$44	2%	$123	$114	8%

Account Values
Variable universal life insurance				$5,700	$4,860	17%
Universal life/interest sensitive whole life				3,599	3,350	7%
Modified guaranteed life and other				716	733	(2%)

Total account values				$10,015	$8,943	12%

Life Insurance Inforce

Variable universal life insurance				$70,569	$68,051	4%
Universal life/interest sensitive whole life				40,694	38,717	5%
Modified guaranteed life and other				36,015	29,918	20%

Total life insurance inforce				$147,278	$136,686	8%

[1]	For the nine months ended September 30, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004

Net income increased for the three and nine months ended September 30, 2005 compared to the respective prior year period primarily due to business growth which resulted in increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Fee income increased $17 and $36 for the three and nine months ended September 30, 2005, respectively. Other fee income, a component of total fee income, increased $10 and $15 in the three and nine months ended September 30, 2005, respectively, primarily due to improved product performance and growth. Cost of insurance charges, another component of fee income, increased $5 and $15 for the three and nine months ended September 30, 2005, respectively driven by business growth and aging in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income grew $2 and $6 for the three and nine months ended September 30, 2005, respectively, as favorable equity markets and increased premiums over withdrawals added to the variable universal life account value.

•	Net investment income increased $2 for the nine months ended September 30, 2005 due to increased general account assets from sales growth, partially offset by a reduction in non-recurring investment income (prepayments on bonds) as compared to the prior year period.

•	Benefits, claims and claim adjustment expenses decreased $3 and $8 for the three and nine months ended September 30, 2005, respectively, primarily due to favorable mortality experience in the third quarter of 2005, the lowest level of mortality in the last seven quarters. This was partially offset by the absence of a reserve refinement benefit in 2004.
Partially offsetting these positive earnings drivers were the following factors:
•	Amortization of DAC increased primarily as a result of product mix and higher gross margins.

•	Operating costs increased over the corresponding prior year periods as a result of business growth.

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2005	2004	Change	2005	2004	Change

Earned premiums and other	$950	$914	4%	$2,846	$2,735	4%
Net investment income	99	95	4%	297	277	7%
Net realized capital gains	—	—	—	—	1	(100%)

Total revenues	1,049	1,009	4%	3,143	3,013	4%

Benefits, claims and claim adjustment expenses	688	671	3%	2,106	2,045	3%
Insurance operating costs and other expenses	258	234	10%	752	726	4%
Amortization of deferred policy acquisition costs and present value of future profits	8	7	14%	22	18	22%

Total benefits, claims and expenses	954	912	5%	2,880	2,789	3%

Income before income taxes	95	97	(2%)	263	224	17%
Income tax expense	27	27	—	72	59	22%

Net income	$68	$70	(3%)	$191	$165	16%

Earned Premiums and Other
Fully insured – ongoing premiums	$940	$904	4%	$2,792	$2,706	3%
Buyout premiums	1	1	—	26	1	NM
Other	9	9	—	28	28	—

Total earned premiums and other	$950	$914	4%	$2,846	$2,735	4%

Group Benefits has a block of financial institution business that is experience rated. This business comprises approximately 9% of the segment’s premiums and other considerations (excluding buyouts) and, on average, approximately 5% of the segment’s net income. Under the terms of this business the loss experience will inversely affect the commission expenses incurred.
Three months ended September 30, 2005 compared to the three months ended September 30, 2004
Net income decreased primarily due to a $4 after-tax provision for Hurricane Katrina and higher operating costs for the three months ended September 30, 2005 as compared to the prior year period. The following factor contributed to the earnings decrease:
•	The segment’s expense ratio (defined as insurance operating costs and other expenses and amortization of DAC as a percentage of premiums and other considerations excluding buyouts) increased for the three months ended September 30, 2005 to 28.0%, from 26.4% in the prior year period. This increase in expense ratio was primarily attributed to lower losses, which resulted in increased commissions, on the experience rated portion of the financial institution business and increased operating expenses due principally to increased staffing to support business growth. Excluding financial institutions, the expense ratio was 23.8%, up from 22.5% for the three months ended September 30, 2005.
Partially offsetting the expense increases noted above were the following items:
•	Earned premiums increased 4% driven by sales and persistency.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.4%, down from 73.4% in the third quarter 2004 due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 77.1%, down from 77.6% in the third quarter of 2004.
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
Net income increased primarily due to higher earned premiums and net investment income as well as a favorable loss ratio for the nine months ended September 30, 2005 compared to the respective prior year period. The following factors contributed to the earnings increase:
•	Earned premiums increased 4% driven by sales (excluding buyouts) growth, particularly in disability, of 16% for the nine months ended September 30, 2005 and continued strong persistency during 2005.

•	Net investment income increased due to higher average asset balances as well as slightly higher average investment yields.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73.8% for the nine months ended September 30, 2005, down from 74.8% in the prior year period due to favorable life mortality experience as well as improved disability experience. Excluding financial institutions, the loss ratio was 77.7%, down from 79.3% in the prior year period.
Partially offsetting the positive earnings drivers noted above were higher operating costs for the nine months ended September 30, 2005 as compared to the prior year period. The segment’s expense ratio increased for the nine months ended September 30, 2005 to 27.4%, from 27.2% in the prior year period. This increase in expense ratio was primarily attributed to higher operating expenses related to business growth. Excluding financial institutions, the expense ratio was 23.9% up from 23.2% for the nine months ended September 30, 2004.

INVESTMENTS
General
The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. (For a further discussion of how HIMCO manages the investment portfolios, see the Investments section of the MD&A under the “General” section in Hartford Life’s 2004 Form 10-K Annual Report. Also, for a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections that follow.)
Return on general account invested assets is an important element of Hartford Life’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in reinvestment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains (losses) accounted for 52% and 23% of the Company’s consolidated revenues for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, net investment income and net realized capital gains accounted for approximately 42% and 32%, respectively, of the Company’s consolidated revenues.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, general account fixed maturity investments, which comprised approximately 67% and 74% of the fair value of its invested assets as of September 30, 2005 and December 31, 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies the Company’s invested assets by type as of September 30, 2005 and December 31, 2004.
Composition of Invested Assets

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$51,115	66.5%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	797	1.1%	525	0.8%
Equity securities, held for trading, at fair value	21,247	27.6%	13,634	19.8%
Policy loans, at outstanding balance	2,009	2.6%	2,662	3.9%
Mortgage loans, at cost	1,178	1.5%	923	1.3%
Limited partnerships, at fair value	369	0.5%	256	0.4%
Other investments	181	0.2%	185	0.3%

Total investments	$76,896	100.0%	$68,716	100.0%

Fixed maturity investments increased $584, or 1%, since December 31, 2004, primarily the result of positive operating cash flows, product sales and a decrease in long-term interest rates, partially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Equity securities held for trading increased $7,613, or 56%, since December 31, 2004, due to positive performance of the underlying investment funds supporting the Japanese variable annuity product and positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Policy loans decreased $653, or 25%, since December 31, 2004, as a result of certain policy loan surrenders.
Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2005	2004	2005	2004

Net investment income–excluding income on policy loans and trading securities	$735	$680	$2,125	$2,003
Policy loan income	36	46	108	138
Trading securities income (loss) [1]	1,500	(174)	2,024	383

Net investment income – total	$2,271	$552	$4,257	$2,524
Yield on average invested assets [2]	5.8%	5.8%	5.7%	5.8%

Gross gains on sale	$89	$74	$310	$258
Gross losses on sale	(72)	(24)	(204)	(112)
Impairments	(16)	(4)	(22)	(16)
GMWB derivatives, net	(1)	—	7	4
Other, net [3]	(35)	(18)	(61)	(4)

Net realized capital gains (losses)	$(35)	$28	$30	$130

[1]	Represents the change in value of securities classified as trading.

[2]	Represents annualized net investment income (excluding trading securities income (loss)) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding trading securities, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments, foreign currency transaction remeasurements, as well as the amortization of deferred acquisition costs related to realized capital gains.
For the three and nine months ended September 30, 2005, net investment income, excluding income on policy loans and trading securities, increased $55, or 8%, and $122, or 6%, respectively, compared to the respective prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base, as well as, higher partnership income as compared to the respective prior year periods. The increases in the average invested assets base, as compared to the prior year periods, were primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan. The higher partnership income for the three and nine months ended September 30, 2005 is due to certain of the Company’s partnerships reporting higher market values as a result of liquidating their underlying investment holdings in the favorable market environment.
Net investment income on trading securities during the three and nine months ended September 30, 2005 as well as for the nine months ended September 30, 2004, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Net investment loss on trading securities during the three months ended September 30, 2004 was primarily generated by a decline in value of the underlying investment funds supporting the Japanese variable annuity product as well as foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income for the three and nine months ended September 30, 2005, as compared to the respective prior year periods, is primarily due to the performance of the underlying funds on a higher asset base.
For the three and nine months ended September 30, 2005, the yield on average invested assets was relatively consistent with the respective prior year periods primarily due to higher partnership income. Excluding partnership income, the yield on average invested assets for the three and nine months ended September 30, 2005, decreased from the respective prior year periods, primarily resulting from a reduction in policy loan income and, to a lesser extent, a weighted average yield on new fixed maturity purchases below the average portfolio yield.
Net realized capital losses were recognized for the three months ended September 30, 2005 as compared to net realized capital gains in the respective prior year period and lower net realized capital gains were recognized for the nine months ended September 30, 2005 as compared to the prior year period. The decreases from the prior year periods were primarily the result of lower net gains on the sale of fixed maturity securities, net losses on the Japanese fixed annuity product, including the liability remeasurement, and higher amortization of deferred acquisition costs related to capital gains.
Gross gains on sales for the three and nine months ended September 30, 2005 were primarily within fixed maturities and included corporate and foreign government securities. In addition, gross gains on sales for the nine months ended September 30, 2005 included gains from sales of commercial mortgage-backed securities (“CMBS”). Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the currently scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase.
Gross losses on sales for the three and nine months ended September 30, 2005 were primarily within the corporate sector. Gross losses on sales for the nine months ended September 30, 2005 included $27 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the three and nine months ended September 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $3 and $6, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2% which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.
Gross gains on sales for the three and nine months ended September 30, 2004 were primarily within fixed maturities and were the result of decisions to reposition the portfolio primarily due to credit spread tightening in certain sectors and changes in interest rates and foreign currency exchange rates. Gross gains on sales of fixed maturity investments were concentrated in the corporate, foreign government, CMBS and asset-backed securities (“ABS”) sectors. The majority of the gains on sales in the corporate, CMBS and ABS sectors were the result of divesting securities that had appreciated in value due to a decline in interest rates and an improved corporate credit environment. Foreign government securities were sold primarily to realize gains associated with the depreciation in value of the U.S. dollar against foreign currencies.
Gross losses on sales for the three and nine months ended September 30, 2004 resulted predominantly from sales of U.S. government securities, corporate securities, ABS and CMBS that were in an unrealized loss position primarily due to changes in interest rates. For the three and nine months ended September 30, 2004, there was no single security sold at a loss in excess of $2 and $5, respectively, and the average loss, as a percentage of the fixed maturity’s amortized cost, was less than 3%.
Other-Than-Temporary Impairments
For the three and nine months ended September 30, 2005, total consolidated other-than-temporary impairments were $16 and $22, respectively, as compared to $4 and $16, respectively, for the comparable periods in 2004.
During the three months ended September 30, 2005, other-than-temporary impairments were recorded on equity securities of $8, corporate securities of $7 and ABS of $1. During the nine months ended September 30, 2005, other-than-temporary impairments were recorded on corporate securities of $12, equity securities of $8 and ABS of $2. Other-than-temporary impairments were recorded on certain corporate securities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting the security. There were no impairments related to hurricanes Katrina and Rita.
During the three months ended September 30, 2004, other-than-temporary impairments were recorded on ABS of $2 and CMBS of $2. During the nine months ended September 30, 2004, other-than-temporary impairments were recorded on ABS of $6, commercial mortgages of $3, CMBS of $3, corporate securities of $3 and MBS of $1. Other-than-temporary impairments primarily related to the decline in market values of certain previously impaired securities.
(For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type schedule in the Investment Credit Risk section that follows.)

     INVESTMENT CREDIT RISK
The Hartford has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management and by The Hartford’s Board of Directors.
(Refer to the Investment Credit Risk section of the MD&A in Hartford Life’s 2004 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.)
The Company invests primarily in securities that are rated investment grade and has established exposure limits, diversification standards and review procedures for credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by an internal credit evaluation supplemented by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized rating agencies. Obligor, asset sector and industry concentrations are subject to established limits and are monitored on a regular basis.
Hartford Life is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies.
The following table identifies fixed maturity securities by type, as of September 30, 2005 and December 31, 2004.

Fixed Maturities by Type
	September 30, 2005					December 31, 2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$7,003	$52	$(72)	$6,983	13.7%	$6,346	$76	$(64)	$6,358	12.6%
CMBS	9,045	211	(69)	9,187	18.0%	8,456	370	(20)	8,806	17.5%
Collateralized mortgage obligations (“CMOs”)	943	4	(6)	941	1.8%	1,084	11	(3)	1,092	2.2%
Corporate
Basic industry	2,293	106	(28)	2,371	4.6%	2,412	192	(6)	2,598	5.1%
Capital goods	1,725	108	(12)	1,821	3.6%	1,554	126	(6)	1,674	3.3%
Consumer cyclical	2,224	76	(34)	2,266	4.4%	2,426	163	(8)	2,581	5.1%
Consumer non-cyclical	2,362	146	(24)	2,484	4.9%	2,506	207	(6)	2,707	5.4%
Energy	1,187	108	(8)	1,287	2.5%	1,251	122	(1)	1,372	2.7%
Financial services	6,725	336	(47)	7,014	13.7%	6,202	482	(22)	6,662	13.2%
Technology and communications	3,103	240	(21)	3,322	6.5%	3,570	342	(11)	3,901	7.7%
Transportation	629	33	(4)	658	1.3%	622	44	(1)	665	1.3%
Utilities	2,591	180	(23)	2,748	5.4%	2,317	230	(7)	2,540	5.0%
Other	1,056	26	(11)	1,071	2.1%	785	49	(2)	832	1.6%
Government/Government agencies
Foreign	699	56	(2)	753	1.5%	723	67	(2)	788	1.6%
United States	815	26	(7)	834	1.6%	884	19	(5)	898	1.8%
MBS – agency	2,434	5	(26)	2,413	4.7%	1,771	20	(3)	1,788	3.5%
Municipal
Taxable	946	47	(3)	990	1.9%	700	30	(5)	725	1.4%
Tax-exempt	2,317	174	(5)	2,486	4.9%	2,080	191	(1)	2,270	4.5%
Redeemable preferred stock	12	1	—	13	—	12	1	—	13	—
Short-term	1,473	—	—	1,473	2.9%	2,261	—	—	2,261	4.5%

Total fixed maturities	$49,582	$1,935	$(402)	$51,115	100.0%	$47,962	$2,742	$(173)	$50,531	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of September 30, 2005 in comparison to December 31, 2004 were primarily impacted by changes in interest rates, as well as, credit spread movements, changes in foreign currency exchange rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $807 and gross unrealized losses increased $229 from December 31, 2004 to September 30, 2005, primarily due to an increase in short-term through intermediate-term interest rates, as well as, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates. Gross unrealized gains and losses as of September 30, 2005 were reduced by securities sold in a gain or loss position.
The sectors with the most significant concentration of unrealized losses were CMBS, ABS supported by aircraft lease receivables and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — The increase in the unrealized loss position during the nine months ended September 30, 2005 was primarily the result of an increase in interest rates. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of September 30, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Aircraft lease receivables — The unrealized loss was $48 at September 30, 2005 compared to $50 for December 31, 2004. The Company’s holdings are asset-backed securities secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, a recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value. Although worldwide travel and aircraft demand has improved, U.S. domestic airline operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector.
Financial services — The increase in the unrealized loss as of September 30, 2005 in comparison to December 31, 2004 is primarily due to an increase in interest rates. As of September 30, 2005, the Company held approximately 120 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of September 30, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
(For further discussion of risk factors associated with securities in unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.)
Investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2004, with a shift from certain corporate and short-term securities to ABS, MBS and CMBS due to their attractive yields relative to credit quality. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of September 30, 2005, 24% of the fixed maturities were invested in private placement securities, including 16% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the September 2005 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 3.75%, a 150 basis point increase from year-end 2004 levels. The FOMC stated that monetary policy accommodation, coupled with robust underlying growth in productivity is providing ongoing support to economic activity. Higher energy and other costs have the potential to add to inflation pressures. However, core inflation has been relatively low in recent months and long-term inflation expectations remain contained. The FOMC believes that with underlying inflation expected to be contained, policy accommodation can be removed at a measured pace. The Company continues to expect the Federal Reserve to raise short-term interest rates at a measured pace until rates approach neutral levels, unless inflationary pressures accelerate, at which time the Federal Reserve would likely raise short-term rates in greater increments. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

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
Market Risk
Hartford Life is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. (For further discussion of market risk, see the Capital Markets Risk Management section of MD&A in Hartford Life’s 2004 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31, 2004.
Derivative Instruments
Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, price, equity market or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. (For further discussion on Hartford Life’s use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.)
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail Products Group and Institutional Solutions Group and, to a lesser extent, the Individual Life segments, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
In addition, prolonged declines in the equity market may also decrease the Company’s expectations of future gross profits, which are utilized to determine the amount of DAC to be amortized in a given financial statement period. A significant decrease in the Company’s estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, potentially causing a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
The Company sells variable annuity contracts that offer one or more benefit guarantees that generally increase with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline. Currently, the Company is experiencing lower levels of U.S. variable annuity sales as competitors continue to introduce equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company is introducing new variable annuity product features. Depending on customer acceptance and competitor reaction to the Company’s latest product innovation, the Company’s future level of sales is subject to a high level of uncertainty.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability for the death benefit costs, net of reinsurance, of $118, as of September 30, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2005 is $7.0 billion. Due to the fact that 81% of this amount is reinsured, the Company’s net exposure is $1.3 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits of $46 as of September 30, 2005. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a return of initial premium deposited less withdrawals. In addition, for certain contracts, the Company may pay a maximum anniversary value for contract holders who die before their 75th birthday. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
The Company’s net amount at risk to the guaranteed death and income benefits offered in Japan was $15 as of September 30, 2005. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. During the third quarter of 2005, the Company received regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary.
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
During the nine months ended September 30, 2005, the Company entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of September 30, 2005, the notional and fair value for these contracts was $489 and $25, respectively, and the net gain, after-tax, from these contracts was $1 and $7 for the three and nine months ended September 30, 2005.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was immaterial before deferred policy acquisition costs and tax effects for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the net effect was a net gain of $5 and $4, after-tax, respectively. As of September 30, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $44.1 billion and $213, respectively. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.
In December 2004 and August 2005, the Company purchased one and two year S&P 500 put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of September 30, 2005, the notional and market value related to this strategy was $2.5 billion and $19, respectively. As of December 31, 2004, the notional and market value related to this strategy was $1.9 billion and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting, which affect statutory capital (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in Hartford Life’s 2004 Form 10-K Annual Report.)

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
On October 21, 2004, the Financial Services Authority (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations became effective on April 1, 2005.
The new reserve methodologies and SMR standards only apply to capital requirements for Japanese regulatory purposes, and are not directly related to results under accounting principles generally accepted in the United States. The Company has decided to adopt the Standard methodology. It was expected that the impact of adopting the Standard methodology, on the Company’s Japanese operations, based on the Company’s assessment, could have required as much as $400 — $650 of additional capital during 2005. During the third quarter of 2005, the Company received Connecticut regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S.

subsidiary. This reinsurance strategy substantially eliminated the additional capital requirement in Japan. The Company believes that optimization of its capital management globally is a dynamic process. Therefore, management regularly evaluates its global capital position and may make further adjustments using reinsurance, hedging and other strategies from time to time.
As previously disclosed, the Company has been in the process of evaluating alternative capital structures related to its Japanese life insurance operations that it believes in the long term could result in improved financial flexibility. The Company’s Japanese life insurance operations are conducted through Hartford Life Insurance K.K. (“HLIKK”), which, prior to September 1, 2005, was a wholly owned subsidiary of Hartford Life and Accident Insurance Company (“HLA”), one of the Company’s principal statutorily regulated operating subsidiaries. Prior to September 1, 2005, the Company funded the capital needs of its Japanese operations through investments in the common stock of HLIKK by HLA. This arrangement generally allowed some portion of the Company’s investment in its Japanese operations to be included as part of the aggregate statutory capital (for the purposes of regulatory and rating agency capital adequacy measures) of HLA.
During the second quarter of 2005, the Company sought and secured approval of a proposed plan to change the ownership structure of HLIKK. The proposed plan provided for a change in the ownership of HLIKK whereby the stock of HLIKK, an insurance operating company, would be transferred to Hartford Life, Inc., HLA’s parent company. The proposed plan was approved by both the State of Connecticut Insurance Department, HLA’s primary regulator, as well as the FSA, HLIKK’s primary regulator. On September 1, 2005 this plan was executed and the stock of HLIKK was transferred from HLA to Hartford Life, Inc. The transfer of the stock has been treated as a return of capital for GAAP and statutory accounting purposes for the respective entities. This transaction had no effect on the Company’s consolidated financial statements. The primary financial effect of the transaction was to reduce the statutory capital of HLA by the amount of the carrying value of HLIKK, which was $963 as of September 1, 2005. In addition, for certain capital adequacy ratios, a corresponding reduction in required capital will occur, which will result in an improved capital adequacy ratio. However, as previously disclosed, this action could potentially reduce certain other capital adequacy ratios employed by the regulators and rating agencies to assess the capital growth of The Hartford’s life insurance operations. At the current time, taking into consideration the effects of the transaction, the Company believes it has sufficient capital resources to maintain capital solvency ratios consistent with all of its objectives.
Dividends to Hartford Life, Inc. from its direct subsidiary, HLA, are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve months ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $157 in the third quarter of 2005. The statutory net gain was $668 for the nine months ended September 30, 2005. U.S. statutory capital and surplus as of September 30, 2005 was $4.4 billion.
As discussed above, HLA transferred ownership of HLIKK to Hartford Life, Inc., which resulted in the full utilization of HLA’s 2005 dividend capacity. Accordingly, HLA will need prior approval from the insurance commissioner for dividends paid, starting from the date of the transfer through the following twelve-month period.
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
The following table summarizes Hartford Life’s significant member companies’ financial ratings from the major independent rating organizations as of October 31, 2005:

	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance K.K. (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—
Other Ratings
Hartford Life, Inc.
Senior debt	a-	A	A-	A3
Commercial paper	AMB-1	F1	A-2	P-2
Hartford Life, Inc.
Capital II Trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
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
NAIC Developments
Proposed Changes to NAIC RBC Requirements for Variable Annuities with Guarantees – C-3 Phase II Capital
On October 14, the Executive Committee of the NAIC formally adopted the provisions of the C-3 Phase II Capital project with an effective date of December 31, 2005 for NAIC RBC purposes.
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
Based on our preliminary estimates of the potential impact of C-3 Phase II Capital, and assuming current market conditions as of September 30, 2005, the net impact on The Hartford’s life insurance companies’ NAIC RBC ratios would be positive.
Contingencies
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview—Regulatory Developments” above.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2005.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Broker Compensation Litigation — On October 14, 2004, the New York Attorney General’s Office filed a civil complaint (the “NYAG Complaint”) against Marsh Inc. and Marsh & McLennan Companies, Inc. (collectively, “Marsh”) alleging, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled. Since the filing of the NYAG Complaint, several private actions have been filed against The Hartford asserting claims arising from the allegations of the NYAG Complaint.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
See Exhibits Index on page 45.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE, INC.

/s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr.
Vice President and Chief Accounting Officer
November 3, 2005

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
EXHIBITS INDEX

Exhibit #

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Section 302 Certification of Thomas M. Marra

31.02	Section 302 Certification of Lizabeth H. Zlatkus

32.01	Section 906 Certification of Thomas M. Marra

32.02	Section 906 Certification of Lizabeth H. Zlatkus