Form 10-K
period 2005-12-31
HARTFORD LIFE INC
filed 2006-02-24
CIK 1032204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 001-12749
HARTFORD LIFE, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1470915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Hopmeadow Street, Simsbury, Connecticut 06089
(Address of principal executive offices)
(860) 547-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
7.625% Trust Preferred Securities, Series B, issued by Hartford Life Capital II
Securities registered pursuant to Section 12(g) of the Act:
7.10% Notes due June 15, 2007
7.65% Debentures due June 15, 2027
7.375% Senior Notes due March 1, 2031
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $0, because all of the outstanding shares of Common Stock were owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.
As of February 15, 2006, there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant.
The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

CONTENTS

	ITEM	DESCRIPTION	PAGE
PART I	1.	Business. *	3
	1A.	Risk Factors.	13
	1B.	Unresolved Staff Comments.	17
	2.	Properties. *	17
	3.	Legal Proceedings.	17
	4.	**

PART II	5.	Market for Hartford Life's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	18
	6.	**
	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations. *	19
	7A.	Quantitative and Qualitative Disclosures About Market Risk.	70
	8.	Financial Statements and Supplementary Data.	71
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	71
	9A.	Controls and Procedures.	71
	9B.	Other Information.	71

PART III	10.	**
	11.	**
	12.	**
	13.	**
	14.	Principal Accounting Fees and Services.	71

PART IV	15.	Exhibits, Financial Statement Schedules.	72
		Signatures.	II-1
		Exhibits Index.	II-2
EX-3.01: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-12.01: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-23.01: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.01: CERTIFICATION
EX-31.02: CERTIFICATION
EX-32.01: CERTIFICATION
EX-32.02: CERTIFICATION

*	Item prepared in accordance with General Instruction I (2) of Form 10-K

**	Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for share data, unless otherwise stated)
General
Hartford Life, Inc. and its subsidiaries (“Hartford Life”, “Life” or the “Company”), an indirect subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”), is headquartered in Simsbury, Connecticut and is a leading financial services and insurance organization. Hartford Life provides (i) retail and institutional investment products, including variable annuities, fixed market value adjusted (“MVA”) annuities, mutual funds, private placement life insurance, which includes life insurance products purchased by a company on the lives of its employees, and retirement plan services for the savings and retirement needs of over 5.0 million customers, (ii) life insurance for wealth protection, accumulation and transfer needs for approximately 746,000 customers, (iii) group benefits products such as group life and group disability insurance for the benefit of millions of individuals, and (iv) fixed and variable annuity products through its international operations for the savings and retirement needs of over 360,000 customers. Life is one of the largest sellers of individual variable annuities, variable universal life insurance and group disability insurance in the United States. Life’s strong position in each of its core businesses provides an opportunity to increase the sale of Life’s products and services as individuals increasingly save and plan for retirement, protect themselves and their families against the financial uncertainties associated with disability or death and engage in estate planning. (For additional information, see the Capital Resources and Liquidity section of the Management’s Discussion and Analysis (“MD&A”) section).
Hartford Life is among the largest consolidated life insurance groups in the United States based on statutory assets as of December 31, 2005. In the past year, Life’s total assets under management, which include $32.7 billion of third party assets invested in Life’s mutual funds and 529 College Savings Plans, increased 11% to $276.5 billion at December 31, 2005 from $248.5 billion at December 31, 2004. Life generated revenues of $15.0 billion, $11.4 billion and $8.0 billion in 2005, 2004 and 2003, respectively. Additionally, Life generated net income of $1.2 billion, $1.3 billion and $769 in 2005, 2004 and 2003, respectively.
Customer Service, Technology and Economies of Scale
Life maintains advantageous economies of scale and operating efficiencies due to its growth, attention to expense and claims management and commitment to customer service and technology. These advantages allow Life to competitively price its products for its distribution network and policyholders. In addition, Life utilizes computer technology to enhance communications within Life and throughout its distribution network in order to improve Life’s efficiency in marketing, selling and servicing its products and, as a result, provides high-quality customer service. In recognition of excellence in customer service for individual annuities, Hartford Life was awarded the 2005 Annuity Service Award by DALBAR Inc., a recognized independent financial services research organization, for the tenth consecutive year. Hartford Life is the only company to receive this prestigious award in every year of the award’s existence. Also, in 2005 Life earned its third DALBAR Award for Mutual Fund and Retirement Plan Service which recognizes Hartford Life as the No. 1 service provider of mutual funds and retirement plans in the industry. Continuing the trend of service excellence, Life’s Individual Life segment won its fifth consecutive DALBAR award for service of life insurance customers. Additionally, Life’s Individual Life segment also won its fourth consecutive DALBAR Financial Intermediary Service Award in 2005.
Risk Management
Life’s product designs, prudent underwriting standards and risk management techniques are structured to protect it against disintermediation risk, greater than expected mortality and morbidity experience and, for certain product features, specifically the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products, equity market volatility. As of December 31, 2005, Life had limited exposure to disintermediation risk on approximately 98% of its domestic life insurance and annuity liabilities through the use of non-guaranteed separate accounts, MVA features, policy loans, surrender charges and non-surrenderability provisions. Life effectively utilizes prudent underwriting to select and price insurance risks and regularly monitors mortality and morbidity assumptions to determine if experience remains consistent with these assumptions and to ensure that its product pricing remains appropriate. Life also enforces disciplined claims management to protect itself against greater than expected morbidity experience. Life uses reinsurance structures and has modified benefit features to mitigate the mortality exposure associated with GMDB. Life also uses reinsurance and derivative instruments to attempt to minimize the volatility associated with the GMWB and GMIB liability.

Reporting Segments
Life has realigned its reportable operating segments during 2005 to include six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans provides products and services to corporations pursuant to Section 401(k), previously included in Retail, and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b), previously included in Institutional.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals.
Until the passage of Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Life sold two principal types of PPLI: leveraged PPLI and variable products. Leveraged PPLI is a fixed premium life insurance policy owned by a company or a trust sponsored by a company. HIPAA phased out the deductibility of interest on policy loans under leveraged PPLI at the end of 1998, which resulted in the virtual elimination of all sales of leveraged PPLI. In the fourth quarter of 2005, the Company began classifying leveraged PPLI as a run-off block of business and, as a result, the financial results of this business, previously included in Institutional, are now included in Other.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health and medical stop loss.
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; interest expense; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Company’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, claims and claim adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
Retail
The Retail segment focuses, through the sale of individual variable and fixed annuities, mutual funds and other investment products, on the savings and retirement needs of the growing number of individuals who are preparing for retirement or who have already retired. This segment’s assets under management grew to $145.9 billion at December 31, 2005 from $137.1 billion at December 31, 2004 and from $118.4 billion at December 31, 2003. Retail generated revenues of $3.2 billion, $3.0 billion and $2.1 billion in 2005, 2004 and 2003, respectively, of which individual annuities accounted for $2.7 billion, $2.6 billion and $1.8 billion for 2005, 2004 and 2003, respectively. Net income in Retail was $622, $503 and $412 in 2005, 2004 and 2003, respectively.
Life sells both variable and fixed individual annuity products through a wide distribution network of national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life is a market leader in the annuity industry with sales of $11.5 billion, $15.7 billion and $16.5 billion in 2005, 2004 and 2003, respectively. Life was among the largest sellers of individual retail variable annuities in the United States with sales of $11.2 billion, $15.0 billion and $15.7 billion in 2005, 2004 and 2003, respectively. In addition, Life continues to be the largest seller of individual retail variable annuities through banks in the United States.
Life’s total account value related to individual annuity products was $115.5 billion as of December 31, 2005. Of this total account value, $105.3 billion, or 91%, related to individual variable annuity products and $10.2 billion, or 9%, related primarily to fixed MVA annuity products. As of December 31, 2004, Life’s total account value related to individual annuity products was $111.0 billion. Of this total account value, $99.6 billion, or 90%, related to individual variable annuity products and $11.4 billion, or 10%, related primarily to fixed MVA annuity products. As of December 31, 2003, Life’s total account value related to individual annuity products was $97.7 billion. Of this total account value, $86.5 billion, or 89%, related to individual variable annuity products and $11.2 billion, or 11%, related primarily to fixed MVA annuity products.
Life continues to emerge as a significant participant in the mutual fund business. Retail mutual fund assets were $29.1 billion, $25.2 billion and $20.3 billion as of December 31, 2005, 2004 and 2003, respectively.
Principal Products
Individual Variable Annuities — Life earns fees, based on policyholders’ account values, for managing variable annuity assets, providing various death benefits and principal guarantees, and maintaining policyholder accounts. Life uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. As a result, variable annuities permit policyholders to choose aggressive or conservative investment strategies, as they deem appropriate, without affecting the composition and quality of assets in Life’s general account. These products offer the policyholder a variety of equity and fixed income options, as well as the ability to earn a guaranteed rate of interest in the general account of Life. Life offers an enhanced guaranteed rate of interest for a specified period of time (no longer than twelve months) if the policyholder elects to dollar-cost average funds from Life’s general account into one or more non-guaranteed separate accounts. Additionally, Retail sells variable annuity contracts that offer various guaranteed minimum death and withdrawal benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of Life’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 8% of the contract’s deposits less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $105.3 billion as of December 31, 2005, have grown from $99.6 billion as of December 31, 2004, primarily due to equity market appreciation. Approximately 85% and 83% of the individual variable annuity account values were held in non-guaranteed separate accounts as of December 31, 2005 and 2004, respectively.
The assets underlying Life’s variable annuities are managed both internally and by independent money managers, while Life provides all policy administration services. Life utilizes a select group of money managers all of which are among the nation’s most successful investment managers. Furthermore, each money manager has an interest in the continued growth in sales of Life’s products and enhance the marketability of Life’s annuities and the strength of its product offerings. Hartford Leaders, which is a multi-manager variable annuity that combines the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of American Funds, Franklin Templeton Group, AIM Investments and MFS Investment Management, has emerged as an industry leader in terms of retail sales. In 2005, the Director M variable annuity was introduced to combine the product manufacturing, wholesaling and service capabilities of Life with the investment management expertise of Wellington Management Company, LLP (“Wellington”) and HIMCO, the two money managers for the former Director product, as well as an additional six investment firms: AllianceBernstein, Fidelity Investments, Lord Abbett, Oppenheimer Funds, Putnam and Van Kampen.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts which guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature increases or decreases the cash surrender value of the annuity in respect of any interest rate decreases or increases, respectively, thereby protecting Life from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in Life’s investment return, mortality experience or expenses. Life’s primary fixed MVA annuities have terms varying from one to ten years with an average term to maturity of approximately four years. Account values of fixed MVA annuities were $10.2 billion and $11.4 billion as of December 31, 2005 and 2004, respectively.
Mutual Funds — Life launched a family of retail mutual funds for which Life provides investment management and administrative services. The fund family has grown significantly from 8 funds at inception to the current offering of 48 mutual funds and 1 closed end fund, including the addition of the Hartford Floating Rate Fund introduced in 2005. Life’s funds are managed by Wellington and Hartford Investment Management. Life has entered into agreements with over 1,060 financial services firms to distribute these mutual funds.
Life charges fees to the shareholders of the mutual funds, which are recorded as revenue by Life. Investors can purchase shares in the mutual funds, all of which are registered with the Securities and Exchange Commission, in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by Life. As such, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in The Hartford’s consolidated financial statements. Total retail mutual fund assets under management were $29.1 billion and $25.2 billion as of December 31, 2005 and 2004, respectively.

Marketing and Distribution
Life’s distribution network is based on management’s strategy of utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions, and independent financial advisors (through which the sale of Life’s retail investment products to customers is consummated).
Life maintains a distribution network of approximately 1,500 broker-dealers and approximately 500 banks. As of December 31, 2005, Life was selling products through the 25 largest retail banks in the United States. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is PLANCO Financial Services, LLC and its affiliate, PLANCO, LLC (collectively “PLANCO”) wholly owned subsidiaries of Hartford Life and Accident Insurance Company (“HLA”). PLANCO is one of the nation’s largest wholesalers of individual annuities and has played a significant role in The Hartford’s growth over the past decade. As a wholesaler, PLANCO distributes Life’s fixed and variable annuities, mutual funds, 529 plans and offshore products by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. Owning PLANCO secures an important distribution channel for Life and gives Life a wholesale distribution platform which it can expand in terms of both the number of individuals wholesaling its products and the portfolio of products which they wholesale.
Competition
Retail competes with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Retirement Plans
Life is among the top providers of retirement products and services, including asset management and plan administration sold to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (referred to as “Section 457” and “403(b)”, respectively). Life is also among the top providers of retirement products and services, including asset management and plan administration sold to small- and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (referred to as “401(k)”).
Life’s total account values related to retirement plans were $19.3 billion, $16.5 billion and $13.6 billion as of December 31, 2005, 2004 and 2003, respectively. Governmental account values were $10.5 billion, $10.0 billion and $9.0 billion as of December 31, 2005, and 2004 and 2003, respectively. 401(k) products account values were $8.8 billion, $6.5 billion and $4.6 billion as of December 31, 2005, 2004 and 2003, respectively. Retirement Plans generated revenues of $470, $434 and $380 for the years ended December 31, 2005, 2004 and 2003, respectively and net income of $75, $66 and $42 in 2005, 2004 and 2003, respectively.
Principal Products
Governmental — Life sells retirement plan products and services to municipalities under Section 457 plans. Life offers a number of different investment products, including variable annuities and fixed products, to the employees in Section 457 plans. Generally, with the variable products, Life manages the fixed income funds and certain other outside money managers act as advisors to the equity funds offered in Section 457 plans administered by Life. As of December 31, 2005, Life administered over 3,600 plans under Sections 457 and 403(b).
401(k) — Life sells retirement plan products and services to corporations under 401(k) plans targeting the small and medium case markets. Life believes these markets are under-penetrated in comparison to the large case market. As of December 31, 2005, Life administered over 10,300 401(k) plans. Total assets under management were $9.8 billion, $7.3 billion and $5.2 billion as of December 31, 2005, 2004 and 2003, respectively.
Institutional Mutual Funds — Life sells its institutional shares of The Hartford Mutual Funds (Class Y shares), the Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans (i.e., section 401(k) and 457 plans) on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington Management Company, LLP, of Boston, Massachusetts for most of the equity funds and Hartford Investment Management for the fixed income funds.

Marketing and Distribution
In the Section 457 market, Retirement Plan’s distribution network uses internal personnel with extensive experience to sell its products and services in the retirement plan and institutional markets. The success of Life’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling organizations, quality of customer service, and relationships with national and regional broker-dealer firms, banks and other financial institutions.
In the 401(k) market, Retirement Plan’s primary wholesaler of its plans is PLANCO. As a wholesaler, PLANCO distributes Life’s 401(k) plans by providing sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. In addition, Life uses internal personnel with extensive experience in the 401(k) market to sell its products and services in the retirement plan market.
Competition
Retirement Plans compete with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
For the Section 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity or mutual fund retirement program (government markets) – the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies.
Institutional
Life provides structured settlement contracts, institutional annuities, institutional mutual funds and stable value investment products such as funding agreements and guaranteed investment contracts (“GICs”). Additionally, Life is a leader in the variable PPLI market, which includes life insurance policies purchased by a company or a trust on the lives of employees, with Life or a trust sponsored by Life named as the beneficiary under the policy.
Life has recently introduced two products for the high net worth markets. One is a specialized life insurance contract for ultra-wealthy, high net worth investors, the other is a hedge fund designed to leverage the strengths of The Hartford’s award-winning customer service and distribution capability.
Life’s total account values related to institutional investment products were $17.9 billion, $14.6 billion and $12.7 billion as of December 31, 2005, 2004 and 2003, respectively. Variable PPLI products account values were $23.8 billion, $22.5 billion and $21.0 billion as of December 31, 2005, 2004 and 2003, respectively. Institutional generated revenues of $1.4 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2005, 2004 and 2003, respectively and net income of $88, $68 and $32 in 2005, 2004 and 2003, respectively.
Principal Products
Institutional Investment Products — Life sells the following institutional investment products: structured settlements, institutional mutual funds, GICs and other short-term funding agreements, and other annuity contracts for special purposes such as funding of terminated defined benefit pension plans (institutional annuities arrangements).
Structured Settlements — Structured settlement annuity contracts provide for periodic payments to an injured person or survivor, typically in settlement of a claim under a liability policy in lieu of a lump sum settlement. Contracts pay either life contingent or period certain benefits, which is at the discretion of the contract holder.
Institutional Mutual Funds — Life sells institutional shares of The Hartford Mutual Funds (Class Y shares) to both qualified (i.e., section 401(k) and 457 plans) and non-qualified (i.e., endowments and foundations) institutional investors on an “investment only” basis. Life also sells its Hartford HLS Funds and the Hartford HLS Series II Funds, to qualified retirement plans on an “investment only” basis. That means that the funds are sold individually, with no recordkeeping services included and not as a part of any bundled retirement program. The Hartford’s wholly-owned subsidiary, HL Investment Advisors, LLC, serves as the investment advisor to these funds and contracts with sub-advisors to perform the day-to-day management of the funds. The two primary sub-advisors to the Hartford HLS Funds are Wellington, of Boston, Massachusetts for most of the equity funds and Hartford Investment Management for the fixed income funds.
Stable Value Products — GICs are group annuity contracts issued to sponsors of qualified pension or profit-sharing plans or stable value pooled fund managers. Under these contracts, the client deposits a lump sum with The Hartford for a specified period of time for a guaranteed interest rate. At the end of the specified period, the client receives principal plus interest earned. Funding agreements are investment contracts that perform a similar function for non-qualified assets. The Company issues fixed rate funding agreements to Hartford Life Global Funding trusts, that, in turn, issue registered notes to institutional and retail investors.
Institutional Annuities — Institutional annuities arrangements are group annuity contracts used to fund pension liabilities that exist when a qualified retirement plan sponsor decides to terminate an existing defined benefit pension plan. Group annuity contracts are very long-term in nature, since they must pay the pension liabilities typically on a monthly basis to all participants covered under the pension plan which is being terminated.
Variable PPLI Products — Private Placement Variable Life Insurance (“PPVLI”) products continue to be used by employers to fund non-qualified benefits or other post-employment benefit liabilities. A key advantage to plan sponsors is the opportunity to select from a range of tax deferred investment allocations. Recent clarifications in regulatory policy have made PPVLI products particularly attractive to banks with postretirement medical obligations. PPVLI has also been widely used in the high net worth marketplace due to its low costs, range of investment choices and ability to accommodate a fund of funds management style. This institutionally priced hedge fund product is aimed at the rapidly growing market composed of affluent investors unwilling to participate in hedge funds directly due to minimum investment thresholds.
Marketing and Distribution
In the structured settlement market, the Institutional segment sells individual fixed immediate annuity products through a small number of specialty brokerage firms that work closely with The Hartford’s Property & Casualty operations. Life also works directly with the brokerage firms on cases that do not involve The Hartford’s Property & Casualty operations.
In the institutional mutual fund market, the Institutional segment typically sells its products through investment consulting firms employed by retirement plan sponsors. Institutional’s products are also sold through 401(k) record keeping firms that offer a “platform” of mutual funds to their plan sponsor clients. A third sales channel is direct sales to qualified plan sponsors, using registered representatives employed by Hartford Equity Sales Company, Inc.
In the stable value marketplace, the Institutional segment sells GICs, funding agreements, and investor notes to retirement plan sponsors either through investment management firms or directly, using Hartford employees.
In the institutional annuities market, Life sells its group annuity products to retirement plan sponsors through three different channels (1) a small number of specialty brokers, (2) large benefits consulting firms and (3) directly, using Hartford employees.
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
For PPVLI, competition in the large case market comes from other insurance carriers and from specialized agents with expertise in the benefit funding marketplace. For high net worth programs, the competition is often from other investment banking firms allied with other insurance carriers.

The hedge fund of funds product competes against a range of similar products from respected vendors, including investment banking firms and wire houses. It is distributed by former members of the PLANCO team which assisted in The Hartford’s successful annuity business.
Individual Life
The Individual Life segment provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of its affluent, emerging affluent and business insurance clients. As of December 31, 2005, life insurance in force increased 8% to $150.8 billion, from $139.9 billion and $130.8 billion as of December 31, 2004 and 2003, respectively. Account values increased 9% to $10.3 billion as of December 31, 2005 from $9.5 billion and $8.7 billion as of December 31, 2004 and 2003, respectively. Revenues were $1,079, $1,056 and $983 for the years ended December 31, 2005, 2004 and 2003, respectively. Net income in Individual Life was $166, $155 and $145 for the years ended December 31, 2005, 2004 and 2003, respectively.
Principal Products
Life holds a significant market share in the variable universal life product market and is a leading seller of variable universal life insurance according to the Tillinghast VALUE Survey. Sales in the Individual Life segment were $250, $233 and $196 for the years ended December 31, 2005, 2004 and 2003, respectively.
Variable Universal Life — Variable universal life provides life insurance with a return linked to underlying investment portfolios as policyholders are allowed to invest premium dollars among a variety of underlying mutual funds. As the return on the investment portfolios increase or decrease, the surrender value of the variable universal life policy will increase or decrease, and, under certain policyholder options or market conditions, the death benefit may also increase or decrease. Life’s second-to-die products are distinguished from other products in that two lives are insured rather than one, and the policy proceeds are paid upon the deaths of both insureds. Second-to-die policies are frequently used in estate planning for a married couple as the policy proceeds are paid out at the time an estate tax liability is incurred. Variable universal life account values were $5.9 billion, $5.4 billion and $4.7 billion as of December 31, 2005, 2004 and 2003, respectively.
Universal Life and Interest Sensitive Whole Life — Universal life and interest sensitive whole life insurance coverages provide life insurance with adjustable rates of return based on current interest rates. Universal life provides policyholders with flexibility in the timing and amount of premium payments and the amount of the death benefit, provided there are sufficient policy funds to cover all policy charges for the coming period, unless guaranteed no-lapse coverage is in effect. At December 31, 2005 and 2004, guaranteed no-lapse universal life represented approximately 4% and 2% of life insurance in-force, respectively. Life also sells second-to-die universal life insurance policies. Universal life and interest sensitive whole life account values were $3.7 billion, $3.4 billion and $3.3 billion as of December 31, 2005, 2004 and 2003, respectively.
Marketing and Distribution
Consistent with Life’s strategy to access multiple distribution outlets, the Individual Life distribution organization has been developed to penetrate multiple retail sales channels. Life sells both variable and fixed individual life products through a wide distribution network of national and regional broker-dealer organizations, banks and independent financial advisors. Life is a market leader in selling individual life insurance through national stockbroker and financial institutions channels. In addition, Life distributes individual life products through independent life and property-casualty agents and Woodbury Financial Services, a subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales. These individuals are generally employees of Life who are managed through a regional sales office system.
Competition
Individual Life competes with approximately 1,200 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Competitive factors related to this segment are primarily the breadth and quality of life insurance products offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service.
Group Benefits
The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss. Group Benefits ranks number two in fully-insured group disability premium and number six in fully-insured life premium of U.S. group carriers (according to LIMRA data as of June 30, 2005). The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Generally, policies sold in this segment are term insurance. This allows the Company to adjust the rates or terms of its policies in order to minimize the adverse effect of various market trends, including declining interest rates and other factors. Typically policies are sold with one-, two- or three-year rate guarantees depending upon the product. In the disability market, the Company focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. Group Benefits generated fully insured ongoing premiums of $3.7 billion, $3.6 billion and $2.3 billion for the years ended December 31, 2005, 2004 and 2003, respectively, of which group disability insurance accounted for $1.7 billion, $1.6 billion and $1.0 billion in 2005, 2004 and 2003, respectively, and group life insurance accounted for $1.6 billion, $1.7 billion and $1.0 billion for the year ended December 31, 2005, 2004, and 2003, respectively. The Company held group disability reserves of $4.4 billion, $4.2 billion and $4.0 billion and group life reserves of $1.3 billion, $1.2 billion and $1.3 billion, as of December 31, 2005, 2004 and 2003, respectively. Net income in Group Benefits was $272, $229 and $148 for the years ended December 31, 2005, 2004 and 2003, respectively.
Principal Products
Group Disability — Life is one of the largest carriers in the “large case” market of the group disability insurance business. The large case market, as defined by Life, generally consists of group disability policies covering over 5,000 employees in a particular company. Life is continuing its focus on the “small case” and “medium case” group markets, as well as associations and affinity groups, emphasizing name recognition and reputation, financial strength and stability and Life’s functional approach to claims management. Life also offers voluntary, or employee-paid, short-term and long-term disability group benefits. Life’s efforts in the group disability market focus on early intervention, return-to-work programs and successful rehabilitation, offering the support to help claimants return to an active, productive life after a disability. Life also works with disability claimants to improve their approval rate for Social Security Assistance (i.e., reducing payment of benefits by the amount of Social Security payments received).
Life’s short-term disability benefit plans provide a weekly benefit amount (typically 60% to 70% of the insured’s earned income up to a specified maximum benefit) to insureds when they are unable to work due to an accident or illness. Long-term disability insurance provides a monthly benefit for those extended periods of time not covered by a short-term disability benefit plan when insureds are unable to work due to disability. Insureds may receive total or partial disability benefits. Most of these policies begin providing benefits following a 90- or 180-day waiting period and generally continue providing benefits until the insured reaches age 65. Long-term disability benefits are paid monthly and are limited to a portion, generally 50-70%, of the insured’s earned income up to a specified maximum benefit.
Group Life and Accident — Group term life insurance provides term coverage to employees and members of associations, affinity groups and financial institutions and their dependents for a specified period and has no accumulation of cash values. Life offers options for its basic group life insurance coverage, including portability of coverage and a living benefit and critical illness option, whereby terminally ill policyholders can receive death benefits in advance. Life also offers voluntary, or employee-paid, life group benefits and accidental death and dismemberment coverage either packaged with life insurance or on a stand-alone basis.
Other — Life offers a host of other products and services, such as Family and Medical Leave Act Administration, group retiree health, and specialized insurance products for physicians. Life provides excess of loss medical coverage (known as stop loss insurance) to employers who self-fund their medical plans and pay claims using the services of a third party administrator. Life also provides travel accident, hospital indemnity, supplemental health insurance for military personnel and their families and other coverages to individual members of various associations, affinity groups, financial institutions and employee groups.
Marketing and Distribution
Life uses an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations.
Competition
The Group Benefits business remains highly competitive. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, Life’s relationships with its third-party distributors, and the quality of customer service. Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. However, many of these businesses have relatively high barriers to entry and there have been few new entrants into the group benefits insurance market over the past few years.
International
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada. Net income for International was $96, $39 and $13 in 2005, 2004 and 2003, respectively. The company’s Japan operation, Hartford Life

KK, which began selling variable annuities in December 2000, has grown significantly to become the largest distributor of variable annuities in Japan. In August 2004, the Company began selling yen and U.S. dollar denominated fixed annuities in Japan. With assets under management of $26.1 billion, $14.6 billion and $6.2 billion as of December 31, 2005, 2004 and 2003, respectively, the Japan operation is the largest component of International with net income of $120, $36 and $7 in 2005, 2004 and 2003, respectively.
The Company’s Japan operation sells both variable and fixed individual annuity products through a wide distribution network of Japan’s broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company is a market leader in the annuity industry with sales of $11.9 billion, $7.8 billion and $3.7 billion in 2005, 2004 and 2003, respectively. The Company was the largest seller of individual retail variable annuities in Japan with sales of $10.7 billion, $7.3 billion and $3.7 billion in 2005, 2004 and 2003, respectively.
International’s other operations primarily include a 50% owned joint venture in Brazil and a startup operation in Europe. The Brazil joint venture operates under the name Icatu-Hartford and distributes pension, life insurance and other insurance and savings products through broker-dealer organizations and various partnerships. The Company’s European operation, Hartford Life Limited, began selling unit-linked investment bonds in the United Kingdom in April 2005. Unit-linked bonds are similar to variable annuities marketed in the United States and Japan. Hartford Life Limited established its operations hub in Dublin, Ireland with a branch office in London to help market and service its business in the United Kingdom.
Principal Products
Individual Variable Annuities — The Company earns fees, based on policyholders’ account values, for managing variable annuity assets and maintaining policyholder accounts. The Company uses specified portions of the periodic deposits paid by a customer to purchase units in one or more mutual funds as directed by the customer, who then assumes the investment performance risks and rewards. These products offer the policyholder a variety of equity and fixed income options. Additionally, International sells variable annuity contracts that offer various guaranteed minimum death, investment and living benefits.
Policyholders may make deposits of varying amounts at regular or irregular intervals, and the value of these assets fluctuates in accordance with the investment performance of the funds selected by the policyholder. To encourage persistency, many of the Company’s individual variable annuities are subject to withdrawal restrictions and surrender charges. Surrender charges range up to 7% of the contract’s deposits, less withdrawals, and reduce to zero on a sliding scale, usually within seven years from the deposit date. Individual variable annuity account values of $24.6 billion, as of December 31, 2005, have grown from $14.1 billion, as of December 31, 2004 and $6.2 billion, as of December 31, 2003, due to strong net cash flow, resulting from high levels of sales and market appreciation.
Fixed MVA Annuities — Fixed MVA annuities are fixed rate annuity contracts that guarantee a specific sum of money to be paid in the future, either as a lump sum or as monthly income. In the event that a policyholder surrenders a policy prior to the end of the guarantee period, the MVA feature adjusts the contract’s cash surrender value with respect to any changes in interest rates, thereby protecting the Company from losses due to higher interest rates at the time of surrender. The amount of payment will not fluctuate due to adverse changes in the Company’s investment return, mortality experience or expenses. The Company’s primary fixed MVA annuities are yen and dollar denominated with terms varying from five to ten years with an average term to maturity of approximately ten years. Account values of fixed MVA annuities were $1.5 billion, $502 and $0 as of December 31, 2005, 2004 and 2003, respectively.
Marketing and Distribution
The International distribution network is based on management’s strategy of developing and utilizing multiple and competing distribution channels to achieve the broadest distribution to reach target customers. The success of the Company’s marketing and distribution system depends on its product offerings, fund performance, successful utilization of wholesaling, quality of customer service, and relationships with securities firms, banks and other financial institutions, and independent financial advisors (through which the sale of the Company’s retail investment products to customers is consummated). As of December 31, 2005, the Japan operation employs a wholesaling network that supports sales through 54 banks and securities firms.
Competition
The International segment competes with a number of domestic and international insurance companies in Japan. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Reserves
Life insurance subsidiaries of Life establish and carry as liabilities, predominantly, three types of reserves: (1) a liability equal to the balance that accrues to the benefit of the policyholder as of the financial statement date, otherwise known as the account value, (2) a liability for unpaid claims, including those that have been incurred but not yet reported, and (3) a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. The liabilities for unpaid claims and future policy benefits are calculated based on actuarially recognized methods using morbidity and mortality tables, which are modified to reflect Life’s actual experience when appropriate. Liabilities for unpaid claims include estimates of amounts to fully settle known reported claims as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. Future policy benefit reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet Life’s policy obligations at their maturities or in the event of an insured’s disability or death. Other insurance liabilities include those for unearned premiums and benefits in excess of account value. Reserves for assumed reinsurance are computed in a manner that is comparable to direct insurance reserves.
Ceded Reinsurance
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2005, the Company’s current policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5.0, which increased from $2.9 as of December 31, 2004. In addition, Life has reinsured the majority of the minimum death benefit guarantees as well as the guaranteed minimum withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts. Life also assumes reinsurance from other insurers. Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. For the years ended December 31, 2005, 2004 and 2003, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers except for Life’s 2003 recapture of a block of business previously reinsured with an unaffiliated reinsurer and change in retention. Reinsurance accounting is followed for ceded transactions when the risk transfer provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been met. For further discussion see Note 6 of Notes to Consolidated Financial Statements.
Investment Operations
The investment portfolios of the Company are managed by HIMCO, a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investments General section of the MD&A.
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
The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Company operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors domiciled in that particular jurisdiction. The

Company’s international operations are comprised of insurers licensed in their respective countries and, therefore, are not subject to the U.S. insurance regulations.
Employees
The Company has approximately 7,600 employees as of December 31, 2005.
Item 1A. RISK FACTORS
Investing in the securities of the Company involves risk. In deciding whether to invest in the securities of the Company, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by the Company with the Securities and Exchange Commission. The risks described below are not the only ones facing the Company. Additional risks may also have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition or liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in a substantially higher losses under our insurance policies than we have anticipated. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
We are exposed to significant capital markets risk related to changes in interest rates, equity prices and foreign currency exchange rates. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will reduce the net unrealized gain position of our investment portfolio, increase interest expense on our variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns likely would have a negative effect on the funded status of these plans. Our primary foreign currency exchange risks are related to net income from foreign operations, non–U.S. dollar denominated investments, investments in foreign subsidiaries, the yen denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan variable annuity. These risks relate to the potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates verses the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies may increase our exposure to the guarantee benefits associated with the Japan variable annuity. If significant, declines in equity prices, changes in U.S. interest rates and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
We may be unable to effectively mitigate the impact of equity market volatility on our financial position and results of operations arising from obligations under annuity product guarantees, which may affect our consolidated results of operations, financial condition or cash flows.
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers, alleged anti-competitive conduct and other sales practices could have a material adverse effect on us.
The Hartford has received multiple regulatory inquiries regarding our compensation arrangements with brokers and other producers. For example, in June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. On October 14, 2004, the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”). The complaint alleges, among other things, that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them. The Hartford was not joined as a defendant in the action, which has since settled.
Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation, possible anti-competitive activity and sales practices. The Hartford may continue to receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues. Although no regulatory action has been initiated against the Company in connection with the allegations described in the civil complaint, it is possible that one or more other regulatory agencies may pursue action against the Company or one or more of its employees in the future on this matter or on other similar matters. If such an action is brought, it could have a material adverse effect on the Company.
Regulatory and market-driven changes may affect our practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future, and could have a material adverse effect on us in the future.
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
Competitive activity may adversely affect our market share and profitability, which could have an adverse effect on our business, results of operations or financial condition.
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. These competitors compete with us for producers such as brokers and independent agents. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may harm our ability to maintain or increase our profitability. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations or financial condition.

We may experience unfavorable judicial or legislative developments that would adversely affect our results of operations or liquidity.
We are involved in legal actions which do not arise in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products and improper fee arrangements in connection with mutual funds. We are also involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could adversely affect our business, consolidated operating results, financial condition or liquidity.
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled and licensed. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	Licensing companies and agents to transact business;
•	calculating the value of assets to determine compliance with statutory requirements;
•	mandating certain insurance benefits;
•	regulating certain premium rates;
•	reviewing and approving policy forms;
•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;
•	establishing statutory capital and reserve requirements and solvency standards;
•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•	approving changes in control of insurance companies;
•	restricting the payment of dividends and other transactions between affiliates; and
•	regulating the types, amounts and valuation of investments.
State insurance regulators and the National Association of Insurance Commissioners, or NAIC, regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions. Our asset management operations are also subject to extensive regulation in the various jurisdictions where they operate. These regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in all of these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Our business, results of operations and financial condition may be adversely affected by general domestic and international economic and business conditions that are less favorable than anticipated.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of business we conduct. For example, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and consumer spending, the demand for financial and insurance products could be adversely affected. Further, given that we offer our products and services in North America, Japan, Europe and South America, we are exposed to these risks in multiple geographic locations. Our operations are subject to different local political, regulatory, business and financial risks and challenges which may affect the demand for our products and services, the value of our investment portfolio, the required levels of our capital and surplus, and the credit quality of local counterparties. These risks include, for example, political, social or economic instability in countries in which we operate, fluctuations in foreign currency exchange rates, credit risks of our local borrowers and counterparties, lack of local business experience in certain markets, and, in certain cases, risks associated with the potential incompatibility with partners. Additionally, much of our overall growth is due to our expansion into new markets for our investment products, primarily in Japan. Our expansion in these new markets requires us to respond to rapid changes in market conditions in these areas. Accordingly, our overall success depends, in part, upon our ability to succeed despite these differing and dynamic economic, social and political conditions. We may not succeed in developing and implementing policies and strategies that are effective in each location where we do business and we cannot guarantee that the inability to successfully address the risks related to economic conditions in all of the geographic locations where we conduct business will not have a material adverse effect on our business, results of operations or financial condition.
We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity and life insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third party organizations. In some areas of our business, we generate a significant portion of our business through individual third party arrangements. We periodically negotiate provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products.
We may experience a downgrade in our financial strength or credit ratings which may make our products less attractive, increase our cost of capital, and inhibit our ability to refinance our debt, which would have an adverse effect on our business, consolidated operating results, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, have become an increasingly important factor in establishing the competitive position of insurance companies. Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control. In addition, rating organizations may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating organizations have, in their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating organization’s judgment of its rating and the subsequent rating it assigns us. We cannot predict what actions rating organizations may take, or what actions we may be required to take in response to the actions of rating organizations, which may adversely affect us. Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade in our financial strength ratings, or an announced potential downgrade, of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our credit ratings, or an announced potential downgrade, could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of our credit ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
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
Item 3. LEGAL PROCEEDINGS
The Hartford is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and the Court heard oral argument on December 22, 2005. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
Three consolidated putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
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
PART II

Item 5.	MARKET FOR HARTFORD LIFE’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All of the Company’s outstanding shares are ultimately owned by The Hartford. As of February 24, 2006, the Company had issued and outstanding 1,000 shares of Common Stock at $0.01 par value per share. There is no established public trading market for the Company’s Common Stock.
For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see the Capital Resources and Liquidity section of the MD&A under “Dividends” and “Liquidity Requirements.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life”, “Life” or the “Company”) as of December 31, 2005, compared with December 31, 2004, and its results of operations for each of the three years in the period ended December 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; and other factors described in such forward-looking statements.
INDEX

Overview	19
Critical Accounting Estimates	26
Consolidated Results of Operations	30
Retail	33
Retirement Plans	35
Institutional	37
Individual Life	39
Group Benefits	41
International	43
Other	45
Investments	46
Investment Credit Risk	53
Capital Markets Risk Management	59
Capital Resources and Liquidity	66
Impact of New Accounting Standards	70
OVERVIEW
The Company has six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International. The Company provides investment and retirement products, such as variable and fixed annuities, mutual funds and retirement plan services and other institutional investment products, such as structured settlements; private placement life insurance; individual and private-placement life insurance (“PPLI”) and products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
The Company derives its revenues principally from: (a) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (b) net investment income on general account assets; (c) fully insured premiums; and (d) certain other fees. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited with the Company through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Premium revenues are derived primarily from the sale of group life, and group disability and individual term insurance products.
The Company’s expenses essentially consist of interest credited to policyholders on general account liabilities, insurance benefits provided, amortization of the deferred policy acquisition costs, expenses related to the selling and servicing the various products offered by the Company, dividends to policyholders, and other general business expenses.
The Company’s profitability in its variable annuity, mutual fund and to a lesser extent, variable universal life businesses depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as: variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the Standard & Poor’s 500 Index (“S&P 500”) as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative profitability of variable products is highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Thus, a prolonged downturn in the financial markets could reduce revenues and potentially raise the possibility of a charge against deferred policy acquisition costs.
The profitability of the Company’s fixed annuities and other “spread-based” products depends largely on its ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. Profitability is also influenced by operating expense management including the benefits of economies of scale in the administration of its United States variable annuity businesses in particular. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of the deferred policy acquisition costs.
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

	As of and for the years ended December 31,
Product/Key Indicator Information	2005	2004	2003

United States Individual Variable Annuities
Account value, beginning of period	$99,617	$86,501	$64,343
Net flows	(881)	5,471	7,709
Change in market value and other	6,578	7,645	14,449

Account value, end of period	$105,314	$99,617	$86,501

Retail Mutual Funds
Assets under management, beginning of period	$25,240	$20,301	$14,079
Net sales	1,335	2,505	2,155
Change in market value and other	2,488	2,434	4,067

Assets under management, end of period	$29,063	$25,240	$20,301

Retirement Plans
Account value, beginning of period	$16,493	$13,571	$10,183
Net flows	1,618	1,636	1,560
Change in market value and other	1,206	1,286	1,828

Account value, end of period	$19,317	$16,493	$13,571

Individual Life Insurance
Variable universal life account value, end of period	$5,902	$5,356	$4,725
Total life insurance inforce	$150,801	$139,889	$130,798

S&P500 Index
Year end closing value	1,248	1,212	1,112
Daily average value	1,208	1,131	965

Japan Annuities
Account value, beginning of period	$14,631	$6,220	$1,722
Net flows	10,857	7,249	3,490
Change in market value and other	616	1,162	1,008

Account value, end of period	$26,104	$14,631	$6,220

•	The 2005 increase in U.S. variable annuity account values can be attributed to market growth over the past four quarters.

•	Net flows and net sales for the U.S. variable annuity and retail mutual fund businesses, respectively, have decreased from prior year levels. In particular, variable annuity net flows and mutual fund net sales were negatively affected due to lower sales levels and higher surrenders due to increased competition.

•	Changes in the market value is based on market conditions and investment management performance.

•	Japan annuity account values and net flows continue to grow as a result of strong sales and significant market growth in 2005.
Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums for protection from losses specified in the particular insurance contract and those sold by Institutional collect and invest premiums for certain life contingent benefits.

	For the years ended December 31,
	2005	2004	2003 [1]

Net Investment Income
Retail	$933	$1,011	$432
Retirement Plans	311	306	281
Institutional	802	664	581
Individual Life	305	303	263
Group Benefits	398	373	262
International	75	11	2
Other	4,021	1,007	220

Total net investment income	$6,845	$3,675	$2,041

Interest Credited on General Account Assets

Retail	$717	$841	$284
Retirement Plans	197	186	184
Institutional	383	300	253
Individual Life	225	216	192
International	14	(1)	—
Other	4,135	939	170

Total interest credited on general account assets	$5,671	$2,481	$1,083

[1]	Amounts reported in 2003 are prior to the adoption of SOP 03-1.
•	Net investment income and interest credited in Other increased for the year ended December 31, 2005 due to a $3,847 increase in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the year ended December 31, 2005 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. The increase for the year ended December 31, 2004 was largely due to the adoption of Statement of Position 03-1: Accounting & Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program, and was partially offset by surrenders in the PPLI business.

•	In addition to interest credited on general account assets, Institutional also had other contract benefits for limited payment contracts of $292, $279 and $231 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts need to be deducted from net investment income to understand the net interest spread on these businesses because these contracts are accounted for as traditional insurance products.
Premiums
As discussed above, traditional insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection of the policy holder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. A majority of sales correspond with the open enrollment periods of employers’ benefits, typically January 1 or July 1. Persistency is the percentage of insurance policies remaining in force from year to year as measured by premiums.

	For the years ended December 31,
	2005	2004	2003

Group Benefits
Total premiums and other considerations	$3,810	$3,652	$2,362
Fully insured ongoing sales (excluding buyouts)	779	632	507

Persistency [1]	87%	85%	81%

[1]	The persistency rate represents the employer markets group life and disability business, which accounts for, on average, 75% of inforce premiums
•	Earned premiums and other considerations include $27, $4 and $40 in buyout premiums for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in premiums and other considerations for Group Benefits in 2005 compared to 2004 was driven by sales and favorable persistency.

Expenses
There are three major categories for expenses. The first major category of expenses is benefits and claims. These include the costs of mortality and morbidity, particularly in the group benefits, and mortality in the individual life businesses, as well as other contract-holder benefits to policyholders. In addition, traditional insurance type products generally use a loss ratio which is expressed as the amount of benefits incurred during a particular period divided by total premiums and other considerations, as a key indicator of underwriting performance. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyouts may distort the loss ratio.
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third category is the amortization of deferred policy acquisition costs and the present value of future profits, which is typically expressed as a percentage of pre-tax income before the cost of this amortization. The individual annuity business within Retail accounts for the majority of the amortization of deferred policy acquisition costs and present value of future profits for the Company.

	For the years ended December 31,
	2005		2004		2003

Retail
General insurance expense ratio (individual annuity)	17.9	bps	18.3	bps	22.0	bps
DAC amortization ratio (individual annuity)	49.6%		50.9%		50.1%
Insurance expenses, net of deferrals	$869		$687		$560

Individual Life

Death benefits	$241		$245		$224
Insurance expenses, net of deferrals	$167		$164		$161

Group Benefits

Total benefits and claims	$2,794		$2,703		$1,862
Loss ratio (excluding buyout premiums)	73.1%		74.0%		78.5%
Insurance expenses, net of deferrals	$1,022		$989		$553

Expense ratio (excluding buyout premiums)	27.8%		27.7%		24.6%

•	Individual annuity’s expense ratio for the year ended December 31, 2005 continued to benefit from the Company’s disciplined expense management and economies of scale in the variable annuity business. Additionally, individual annuity’s expense ratio continues to be one of the lowest ratios of general insurance expenses as a percent of assets under management in the industry, holding near 18 bps of average account value for the year ended December 31, 2005. The Company expects this ratio to stay between 18-20 bps.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization declined for the year ended December 31, 2005 as a result of higher gross profits and a lower amount of additional deposits received on existing business.

•	Individual Life death benefits decreased for the year ended December 31, 2005 due to favorable mortality experience.

•	The Group Benefits loss ratio, excluding buyouts, for the year ended December 31, 2005 decreased due to favorable morbidity and mortality experience.

•	The Group Benefits expense ratio, excluding buyouts, increased slightly for the year ended December 31, 2005 primarily due to higher operating expenses related to business growth.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital should be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses the return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after tax margin is a key indicator of overall profitability.

Ratios	2005		2004		2003

Retail
Individual annuity return on assets (“ROA”)	54.6	bps	44.8	bps	45.4	bps

Group Benefits
After-tax margin (excluding buyouts)	7.2%		6.3%		6.4%

•	Individual annuity’s ROA increased for the year ended December 31, 2005, compared to the prior year. In particular, variable annuity fees and fixed annuity general account spreads each increased for the year ended December 31, 2005 compared to the prior year. The increase in the ROA can be attributed to the increase in account values and resulting increased fees including GMWB rider fees without a corresponding increase in expenses; while the increase in fixed annuity general account spread resulted from fixed annuity contracts that were repriced upon the contract reaching maturity. Also, contributing to a higher ROA in 2005 is an increase in the separate account dividends received deduction (“DRD”) tax benefit compared to 2004.

•	The improvement in the Group Benefits after-tax margin for the year ended December 31, 2005 was primarily due to favorable loss ratios and higher net investment income as compared to 2004.
Regulatory Developments
In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Group Benefits operations.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity contracts, The Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of substantially all of the variable annuity contracts that were the subject of the previously settled litigation. Pursuant to an agreement in principle reached in February 2005 with the Board of Directors of the mutual funds, The Hartford has indemnified the affected mutual funds for material harm deemed to have been caused to the funds by frequent trading by these owners for the period from January 2, 2004 through December 31, 2005. The Hartford does not expect to incur additional costs pursuant to this agreement in principle in light of the exchange or surrender of these variable annuity contracts.

The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC in these matters.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in maturity or terminal funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. The Company recorded a charge of $66, after-tax, to establish a reserve for the market timing and directed brokerage matters in the first quarter of 2005. Based on recent developments, the Company recorded an additional charge of $36, after-tax, in the fourth quarter of 2005 to increase the reserve for the market timing, directed brokerage and single premium group annuity matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.
On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, The Hartford received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into The Hartford’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Hartford is cooperating fully with the New York Attorney General’s Office in these matters.
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
The Hartford has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies .

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits; valuation of guaranteed minimum withdrawal benefits; evaluation of other-than-temporary impairments on available-for-sale securities; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management has discussed the development and selection of the accounting estimates with the Audit Committee and believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2005 and 2004, the carrying value of the Company’s Life DAC asset was $8.6 billion and $7.4 billion, respectively. Of those amounts, $4.5 billion and $4.4 billion related to individual variable annuities sold in the U.S., $1.2 billion and $0.8 billion related to individual variable annuities sold in Japan and $2.0 billion and $1.8 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2005, 2004 and 2003, was an increase to amortization of $18, $16 and $38, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGP’s for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% for the 2005 cohort, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected, was 9.0% for U.S. products and 5.4% for Japanese products.
Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs, are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes, in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the assumptions in prior year cohorts used to project account value and the related EGPs, in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of December 31, 2005, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the statistical range of reasonable EGPs. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2004 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of December 31, 2005. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions for mortality and lapses, for all products, to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all business would be approximately $7-$10, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated after-tax change in amortization for all business would have been a decrease (an increase to net income) of $35-$40 and an increase of $50-$55, respectively.
The Company has estimated that the present value of the EGPs is likely to remain within the statistical range for its U.S. individual variable annuity business if account values were to decline (due to declining separate account return performance, increased lapses or increased mortality) by 17% or less over the next twelve months or increase (due to increasing separate account return performance, decreasing lapses or decreased mortality) by 20% or less over the next twelve months.
However, significant favorable experience in the funds underlying the Japan variable annuities resulted in actual account values exceeding the account value in the DAC amortization model. Therefore, EGPs in the DAC amortization models for Japanese individual variable annuity business, based on previously projected account values that are lower than actual account values, were just inside the statistical range of reasonable EGPs as of December 31, 2005. Continued favorable experience on key assumptions for Japan variable annuities, which could include increasing fund return performance, decreasing lapses or decreasing mortality, could result in the DAC amortization model EGPs being outside of the statistical range of reasonableness and result in an unlock which would result in a decrease to DAC amortization and an increase to the DAC asset. If the Company assumed a separate account return assumption of 5.0% for all Japanese product cohorts and used its current best estimate assumptions for mortality and lapses to project account values forward from the current account values to reproject future EGPs, the estimated decrease to amortization for Japan variable annuities would be approximately $25-$30, after-tax. If, instead, the Company assumed a separate account return assumption of 6.0% in Japan or 4.0% in Japan, the estimated after-tax decrease in amortization for Japan variable annuities would be $30-$35 and $20-$25, respectively.
Aside from absolute levels and timing of market performance, additional factors that will influence this unlock determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,248 on December 31, 2005), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced another significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of December 31, 2005, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 39% and 60%, respectively, before portions of its DAC asset would be unrecoverable.

Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. Changes in capital market assumptions can significantly change the value of the GMWB obligation. For example, independent decreases in equity market returns, decreases in interest rates and increases in equity index volatility will all have the effect of decreasing the GMWB asset resulting in a realized loss in net income. Furthermore, changes in policyholder behavior can also significantly change the value of the GMWB obligation. For example, independent increases in fund mix towards equity based funds vs. bond funds, increases in withdrawals, increasing mortality, increasing usage of the step-up feature and decreases in lapses will all have the effect of decreasing the GMWB asset resulting in a realized loss in net income. Independent changes in any one of these assumptions moving in the opposite direction will have the effect of increasing the GMWB asset resulting in a realized gain in net income. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities
The Hartford’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”).
One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis.
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
Securities not subject to Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.

For certain securitized financial assets with contractual cash flows (including asset-backed securities), (“ABS”), EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management follows the requirements of SFAS No. 5 “Accounting for Contingencies”. This statement requires management to evaluate each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate”, or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

CONSOLIDATED RESULTS OF OPERATIONS

Life Operating Summary	2005	2004	2003

Earned premiums	$4,203	$4,072	$3,086
Fee income	4,000	3,464	2,760
Net investment income
Securities available-for-sale and other [2]	2,998	2,876	2,041
Equity securities held for trading [1]	3,847	799	—

Total net investment income	6,845	3,675	2,041
Other revenues [2]	—	—	131
Net realized capital (losses) gains	(25)	164	26

Total revenues	15,023	11,375	8,044

Benefits, claims and claim adjustment expenses [1] [2]	9,809	6,630	4,616
Amortization of deferred policy acquisition costs and present value of future profits	1,172	993	755
Insurance operating costs and other expenses	2,602	2,242	1,724

Total benefits, claims and expenses	13,583	9,865	7,095

Income before income taxes and cumulative effect of accounting change	1,440	1,510	949
Income tax expense	288	168	180

Income before cumulative effect of accounting change	1,152	1,342	769
Cumulative effect of accounting change, net of tax [3]	—	(23)	—

Net income	$1,152	$1,319	$769

[1]	Includes dividend income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.

[2]	Amounts reported in 2003 are prior to the adoption of SOP 03-1.

[3]	For the year ended December 31, 2004, represents the cumulative impact of the Company’s adoption of SOP 03-1.
Life realigned its reportable operating segments in 2005 from Retail, Institutional, Individual Life and Group Benefits to Retail, Retirement, Institutional, Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans offers retirement plan products and services to corporations and municipalities under Section 401(k), 403(b) and 457 plans.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable PPLI owned by corporations and high net worth individuals.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss.
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; net realized capital gains and losses on sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Company’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, claims and claim adjustment expenses since these items are not considered by the Company’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
2005 Compared to 2004 — Life’s net income for the year ended December 31, 2005 decreased compared to the prior year due to higher income tax expense. Income tax expense increased for the year ended December 31, 2005 due to the absence of a tax benefit of $190 recorded in 2004 to reflect the impact of the Internal Revenue Service (“IRS”) audit settlement on tax years prior to 2004.

Partially offsetting the increase in income tax expense compared to the prior year was an increase in the DRD benefit related to the 2005 tax year of $50. Additional contributing factors to the decrease in net income can be found below.
•	For the year ended December 31, 2005, the Company experienced realized capital losses of $25 as compared to realized capital gains of $164 for the year ended December 31, 2004. See the Investments section for further discussion of investment results and related realized capital gains and losses.

•	Life recorded an after tax charge of $102 for the year ended December 31, 2005 to establish reserves for regulatory matters for investigations related to market timing by the SEC and New York Attorney General’s Office, directed brokerage by the SEC, and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.

•	Life recorded an after-tax expense of $46 for the year ended December 31, 2005, which related to the termination of a provision of an agreement with a mutual fund distribution partner of the Company’s retail mutual funds.
Partially offsetting the decreases to earnings discussed above was:
•	Net income in Retail increased during 2005, principally driven by higher fee income from growth in the variable annuity and mutual fund businesses as a result of higher assets under management as compared to the prior year.

•	Institutional contributed higher earnings during 2005, driven by higher assets under management.

•	Individual Life’s net income increased during 2005, primarily driven by business growth which resulted in increases in both higher life insurance inforce and account values.

•	Net income in Group Benefits increased during 2005, primarily due to a non-recurring tax benefit of $9 related to the acquisition of the group life and accident, and short-term and long-term disability businesses of CNA Financial Corporation (“the CNA Acquisition”) and higher earned premiums and net investment income as well as a favorable loss ratio as compared to the prior year period.

•	Net income in International increased during 2005, primarily driven by the increased fees from an increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $26.1 billion at December 31, 2005 from $14.6 billion at December 31, 2004.

•	Net investment income increased for all Life segments during 2005, driven by a higher asset base and increased partnership income, as compared to the prior year.

•	The effective tax rate was 20% for Life operations for the current year as compared to an effective tax rate of 11% for Life operations for the respective prior year period. The 2005 higher effective tax rate was attributed to the absence of the 2004 tax benefit of $190 (as mentioned above) offset by an increase in the DRD tax benefit of $50.
2004 Compared to 2003 — Life’s net income increased in 2004 due primarily to business growth in virtually all lines of business as discussed below, a lower effective income tax rate, and higher net realized capital gains. (See the Investments section for further discussion of investment results and related realized capital gains). Life recorded in the third quarter of 2004 a tax benefit of $190, consisting primarily of a change in estimate of the dividends-received deduction (“DRD”) tax benefit reported during 2003 and prior years and interest, and changed the estimate of the after-tax benefit for the DRD benefit related to the 2004 tax year. Additional contributing factors to the increase in net income can be found below.
•	Net income in Retail increased, principally driven by growth in the variable annuity and mutual fund businesses as a result of increased assets under management.

•	Net income in Retirement increased primarily due to higher fee income related to the 401(k) business compared to the prior year.

•	Net income in Group Benefits increased due primarily to increased earned premiums and net investment income growth, primarily resulting from the CNA Acquisition. In addition, Group Benefits was impacted by favorable persistency in most businesses and a lower loss ratio.

•	Net income in Institutional was higher as a result of a decrease in other expenses related to private placement life insurance business compared to the respective prior year. The decrease in other expenses for the current year is attributed to a $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of the Bancorp Services, LLC (“Bancorp”) litigation.

•	Individual Life’s earnings increase was primarily driven by improved net investment spread income including the effects of prepayments and growth in account values and life insurance in force.

•	Net income in International increased over the prior year primarily driven by the increase in assets under management of the Japan annuity business. Japan’s assets under management have grown to $14.6 billion at December 31, 2004 from $6.2 billion at December 31, 2003. Also during 2004, Life introduced market value adjusted fixed annuity products to provide a diversified product portfolio to customers in Japan.

•	The effective tax rate was 11% for Life operations for the current year as compared to an effective tax rate of 19% for Life operations for the respective prior year period. The lower effective tax rate was attributed to tax related items, as discussed above, of $190 and a 2004 tax year DRD benefit of $132, as compared to tax related items of $30 and a 2003 tax year DRD benefit of $87 reported for the years ended December 31, 2004 and 2003, respectively.

Partially offsetting the increases to earnings discussed above was:
•	Retail recorded lower spread income on market value adjusted (“MVA”) fixed annuities due to the adoption of SOP 03-1 in 2004.

•	Slightly offsetting the positive earnings drivers for the year ended December 31, 2004 was the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. (For further discussion of the impact of the Company’s adoption of SOP 03-1, see Note 1 of Notes to Consolidated Financial Statements).
Net Realized Capital Gains and Losses
See “Investment Results” in the Investments section.
Income Taxes
The effective tax rate for 2005, 2004 and 2003 was 20%, 11% and 19%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% for 2005 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). For 2004, the principal causes were tax exempt interest earned on invested assets, the separate account dividends received deduction and the tax benefit associated with the settlement of the 1998-2001 IRS audit. Income taxes paid in 2005, 2004 and 2003 were $240, $66 and $50, respectively. For additional information, see Note 13 of Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level.
A description of each segment as well as an analysis of the operating results summarized above is included on the following pages.

RETAIL

Operating Summary	2005	2004	2003

Fee income and other	$2,325	$2,019	$1,654
Earned premiums	(52)	5	(34)
Net investment income	933	1,011	432
Net realized capital gains	9	—	8

Total revenues	3,215	3,035	2,060

Benefits, claims and claim adjustment expenses	895	1,074	519
Insurance operating costs and other expenses	869	687	560
Amortization of deferred policy acquisition costs and present value of future profits	744	647	498

Total benefits, claims and expenses	2,508	2,408	1,577

Income before income taxes and cumulative effect of accounting change	707	627	483
Income tax expense	85	105	71

Income before cumulative effect of accounting change	622	522	412
Cumulative effect of accounting change, net of tax [1]	—	(19)	—

Net income	$622	$503	$412

Assets Under Management	2005	2004	2003

Individual variable annuity account values	$105,314	$99,617	$86,501
Individual fixed annuity and other account values	10,222	11,384	11,215
Other retail products account values	336	182	48

Total account values [2]	115,872	111,183	97,764

Retail mutual fund assets under management	29,063	25,240	20,301
Other mutual fund assets under management	1,004	641	369

Total mutual fund assets under management	30,067	25,881	20,670

Total assets under management	$145,939	$137,064	$118,434

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.

[2]	Includes policyholders balances for investment contracts and reserve for future policy benefits for insurance contracts.
Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds and other investment products. The Company is both a leading writer of individual variable annuities and a top seller of individual variable annuities through banks in the United States.
2005 Compared to 2004 — Net income in Retail increased for the year ended December 31, 2005 primarily due to improved fee income driven by higher assets under management. Assets under management increased primarily as a result of market growth. A more expanded discussion of earnings growth can be found below.
•	The increase in fee income in the variable annuity business for the year ended December 31, 2005 was mainly a result of growth in average account values. The year-over-year increase in average account values of 10% can be attributed to market appreciation of $6.3 billion during 2005. Variable annuities had net outflows of $881 for the year ended December 31, 2005 compared to net inflows of $5.5 billion for the year ended December 31, 2004. The net outflows in 2005 were due to increased surrender activity and increased sales competition, particularly as it relates to guaranteed living benefits riders offered with variable annuity products.

•	Mutual fund fee income increased for the year ended December 31, 2005 due to increased assets under management driven by market appreciation of $2.6 billion and net sales of $1.3 billion. Despite the increase in assets under management, the amount of net sales has declined for the year ended December 31, 2005 compared to the prior year. This decrease is attributed to market competition and higher redemption amounts due to a higher lapse rate.

•	The fixed annuity business contributed $66 of higher investment spread income in 2005 compared to 2004, excluding the cumulative effects of accounting change, due to improved investment spreads from the MVA products.

•	Benefits and claims and claim adjustment expenses have decreased for the year ended December 31, 2005 due to an increase in reserves in the third quarter of 2004 related to the acquisition of a block of acquired business from London Pacific Life and Annuity Company in liquidation. The increase in reserves of $62 was offset by an equivalent increase in earned premium. Also contributing to the decrease in benefits expense is a decrease in interest credited as older fixed annuity MVA business with higher credited rates matures and either lapse or renew at lower credited rates.

•	The effective tax rate decreased for the year ended December 31, 2005 compared to the prior year end due to an increase in the DRD benefit as a percentage of pre-tax income.

Partially offsetting these positive earnings drivers were the following items:
•	Throughout Retail, insurance operating costs and other expenses increased for the year ended December 31, 2005 compared to the prior year. General insurance expenses increased due to increased costs related to technology services as well as sales and marketing. In addition, the Company recorded an after-tax expense of $46, for the termination of a provision of an agreement with a mutual fund distribution partner.

•	There was higher amortization of DAC, which resulted from higher gross profits due to the positive earnings drivers as discussed above.
2004 Compared to 2003 — Net income increased for the year ended December 31, 2004, principally driven by higher fee income from double digit growth in the assets under management in virtually all businesses of the segment and strong expense management.
•	Fee income generated by the variable annuity operation increased, as average account values were higher in 2004 as compared to the prior year. The increase in average account values can be attributed to market appreciation of $7.6 billion and net flows of $5.5 billion during 2004.

•	Retail mutual fund fee income increased as a result of an increase in assets under management of 24% year over year principally due to net sales and market appreciation of $2.5 billion each during 2004.
Partially offsetting the positive earnings drivers were the following items:
•	There was higher amortization of DAC, due to higher gross profits and increased subsequent deposit activity, primarily in individual annuity.

•	Lower income from the fixed annuity business, due to lower investment spread from the market value adjusted (“MVA”) product caused by the cumulative effect of accounting change from the Company’s adoption of SOP 03-1. With the adoption of SOP 03-1, the Company includes the investment return from the fixed annuity product in net investment income and includes interest credited to contract holders in the benefits, claims and claim adjustment expenses. In prior years, the market value spread was reported as guaranteed separate account income in fee income and other.

•	The effective tax rate increased for the year ended December 31, 2004 due to the absence of a prior year tax benefit recorded in 2003.
Outlook
Management believes the market for retirement products continues to expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Competition has increased substantially in the variable annuities market with most major variable annuity writers now offering living benefits such as GMWB riders. The Company’s strategy in 2006 revolves around introducing new products and continually evaluating the portfolio of products currently offered. As a result, sales may be lower than the level of sales attained in 2005 when considering the competitive environment, the risk of disruption on new sales from product offering changes, customer acceptance of new products and the effect on the distribution related to product offering changes.
Individual annuity sales of $11.5 billion in 2005 decreased 27% compared to prior year levels of $15.7 billion. Significantly contributing to the Company’s variable annuity sales during 2005 and 2004 was Principal First, a GMWB rider. In an effort to meet diverse customer needs, in the fourth quarter of 2005, Life introduced a new living withdrawal benefit, which guarantees a steady income stream for the life of the policyholder. The success of this and any new product will ultimately be based on customer acceptance. With the increased competition in the variable annuity market causing lower sales levels from the level in 2004, combined with surrender activity on the aging block of business, net outflows are currently forecasted to be above levels experienced in 2005. This will be largely dependent on the Company’s ability to attract new customers and to retain contract holder’s account values in existing or new product offerings as they reach the end of the surrender charge period of their contract.
The growth and profitability of the individual annuity and mutual fund businesses is dependent to a large degree on the performance of the equity markets. In periods of favorable equity market performance, Life may experience stronger sales and higher net flows, which will increase assets under management and thus increase fee income earned on those assets. In addition, higher equity market levels will generally reduce certain costs to Life of individual annuities, such as guaranteed minimum death benefit (“GMDB”) and GMWB benefits. Conversely, weak equity markets may dampen sales activity and increase surrender activity causing declines in assets under management and lower fee income. Such declines in the equity markets will also increase the cost to Life of GMDB and GMWB benefits associated with individual annuities. Life attempts to mitigate some of the volatility associated with the GMDB and GMWB benefits using reinsurance or other risk management strategies, such as hedging. Future net income for Life will be affected by the effectiveness of the risk management strategies Life has implemented to mitigate the net income volatility associated with the GMDB and GMWB benefits of variable annuity contracts. For spread-based products sold in the Retail segment, the future growth will depend on the ability to earn targeted returns on new business given competition, retention of account values in the fixed annuity business when the contract holder’s rate guarantee expires and the future interest rate environment.

RETIREMENT PLANS

Operating Summary	2005	2004	2003

Fee income and other	$152	$121	$83
Earned premiums	10	10	15
Net investment income	311	306	281
Net realized capital (losses) gains	(3)	(3)	1

Total revenues	470	434	380

Benefits, claims and claim adjustment expenses	231	220	226
Insurance operating costs and other expenses	115	96	79
Amortization of deferred policy acquisition costs	26	29	17

Total benefits, claims and expenses	372	345	322

Income before income taxes and cumulative effect of account change	98	89	58
Income tax expense	23	22	16

Income before cumulative effect of accounting change	75	67	42
Cumulative effect of accounting change, net of tax [1]	—	(1)	—

Net income	$75	$66	$42

Assets Under Management	2005	2004	2003

Governmental account values	$10,475	$9,962	$8,965
401(k) account values	8,842	6,531	4,606

Total account values	19,317	16,493	13,571
Government mutual fund assets under management	163	756	770
401(k) mutual fund assets under management	947	755	585

Total mutual fund assets under management	1,110	1,511	1,355

Total assets under management	$20,427	$18,004	$14,926

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Retirement Plans primarily offers customized wealth creation and financial protection for corporate and government employers through its two business units, Government and 401(k).
2005 Compared to 2004 — Net income in Retirement Plans increased for the year ended December 31, 2005 compared to the prior year primarily due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable as positive market appreciation was largely offset by negative net flows, resulting in modest growth in assets under management:
•	401(k) fee income increased 39% or $30 for the year ended December 31, 2005 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.8 billion over the prior year driven by strong sales and increasing ongoing deposits contributing to the growth in 401(k) assets under management of 34% to $9.8 billion. Total 401(k) deposits and net flows increased substantially by 32% and 26%, respectively, over the prior year primarily due to the full year impact of 2004’s expansion of wholesaling capabilities and new product offerings.

•	The DAC amortization rate decreased in 2005 compared to 2004 as a result of higher profits.
Partially offsetting these positive earnings drivers were the following items:
•	General account spread decreased for both 401(k) and Governmental businesses for the year ended December 31, 2005 compared to prior year. The decrease is attributable to a decrease in the net investment income earned rate for both businesses. Average general account assets for the Retirement Plans segment increased approximately 7% in 2005 compared to 2004, while net investment income increased 2% compared to the prior year. Benefits and claims expense, which mainly consists of interest credited, increased 5% for the year ended December 31, 2005 compared to prior year, which was driven by a 7% increase in Governmental’s general account business.

•	An increase in insurance operating costs and other expenses of $19 during 2005 was principally driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in a 20% increase in asset-based commissions to third parties, technology expenditures, and marketing and servicing costs supporting the segment’s business. However, the increase in 401(k) sales has driven down the overall general insurance expense per case by over 4% compared to the prior year.
2004 Compared to 2003 — Net income for the year ended December 31, 2004 increased primarily due to higher fee income related to the 401(k) business compared to the prior year:
•	401(k) fee income increased 57% or $28 for year ended December 31, 2004 compared to the prior year. This increase is a result of positive net flows from the 401(k) business of $1.4 billion over the past four quarters driven by strong sales contributing to the increase in 401(k) assets under management of 42% to $6.5 billion. Total deposits and net flows increased substantially by 45% and 42%, respectively, over the prior year primarily due to the expansion of wholesaling capabilities and new product offerings.

•	The Governmental business contributed significantly higher income in 2004. The 11% increase in net investment income in 2004 compared to 2003 as well as $9 of additional fee income was attributed to the growth in the average account values as a result of positive net flows of $230 and market appreciation of $767.

•	The effective tax rate decreased for the year ended December 31, 2004 due to an increase in the DRD benefit as a percentage of pre-tax income.
Partially offsetting these positive earnings drivers was the following item:
•	Insurance operating costs and other expenses for 401(k) increased for the year ended December 31, 2004 compared to the prior year mainly driven by greater sales and assets under management, resulting in a 50% increase in commissions over prior year, in addition to growth in investment technology services and sales and marketing costs.
Outlook
The future profitability of this segment will depend on the Company’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the general account products sold largely in the Government business. 401(k) sales are expected to remain strong throughout 2006 primarily due to the continuing growth in the market for retirement products. As the “baby boom” generation approaches retirement, management believes these individuals will contribute more of their income to retirement plans due to the uncertainty of the Social Security system and the increase in average life expectancy. Assets under management are also expected to increase in 2006 due to both strong sales and the effects of increasing company wholesaling activities in 2005. Disciplined expense management will continue to be a focus, however, as Life looks to expand its reach in this market, additional investments in service and technology will occur. The Government market is highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of sales attained in 2005.

INSTITUTIONAL

Operating Summary	2005	2004	2003

Fee income and other	$119	$161	$154
Earned premiums	504	463	783
Net investment income	802	664	581
Net realized capital (losses) gains	(5)	3	4

Total revenues	1,420	1,291	1,522

Benefits, claims and claim adjustment expenses	1,212	1,116	1,344
Insurance operating costs and expenses	56	55	109
Amortization of deferred policy acquisition costs and present value of future profits	32	26	28

Total benefits, claims and expenses	1,300	1,197	1,481

Income before income taxes and cumulative effect of accounting change	120	94	41
Income tax expense	32	26	9

Net income	$88	$68	$32

Assets Under Management	2005	2004	2003

Institutional account values	$17,917	$14,599	$12,660

Private Placement Life Insurance account values [1]	23,836	22,498	20,992
Mutual fund assets under management	1,528	676	438

Total assets under management	$43,281	$37,773	$34,090

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Institutional primarily offers customized wealth creation and financial protection for institutions, corporate and high net worth individuals through its two business units: Institutional Investment Products (“IIP”) and PPLI.
2005 Compared to 2004 — Net income in Institutional increased for the year ended December 31, 2005 compared to the prior year end driven by higher earnings in both the Institutional and PPLI businesses:
•	Total revenues increased in Institutional driven by positive net flows of $2.4 billion during the past four quarters, which resulted in higher assets under management. Net flows for Institutional increased for the year ended December 31, 2005 compared to the prior year, primarily as a result of the Company’s funding agreement backed Investor Notes program, which was launched in the third quarter of 2004. Investor Note sales for the years ended December 31, 2005 and 2004 were $2.0 billion and $643, respectively.

•	General account spread is one of the main drivers of net income for the Institutional line of business. An increase in spread income in 2005 was driven by higher assets under management noted above, combined with improved partnership income and mortality gains related to terminal funding and structured settlement contracts that include life contingencies. For the year ended December 31, 2005 and 2004, gains related to mortality, investments or other activity were $10 and $3 after-tax, respectively. During 2005, the Company invested in more variable rate assets to back the increasing block of variable rate liabilities sold under the stable value product line. This asset/liability matching strategy has decreased portfolio yields,as variable rate assets have lower initial coupon yields then fixed rate assets. At the same time the stable value variable rate liabilities have lower crediting rates in the current period than stable value fixed rate liabilities, which has allowed the Company to maintain-to-slightly-increase its general account spread on a yield basis.

•	PPLI’s net income increased $3 or 17% compared to prior year primarily due to asset growth in the variable business combined with favorable mortality experience.
Partially offsetting these positive earnings drivers was the following item:
•	PPLI’s cost of insurance charges has decreased due to reductions in the face amount of certain cases. These face reductions have also resulted in lower death benefits. This impact combined with favorable mortality, which increases the provision for future experience rate credits has led to the year over year decrease in fee income and other.
2004 Compared to 2003 — Net income for the year ended December 31, 2004 increased primarily due to PPLI businesses compared to the prior year:
•	The decrease in other expenses was primarily attributed to a PPLI $40 after-tax charge, recorded in the third quarter ended September 30, 2003, associated with the settlement of a certain litigation matter.
Partially offsetting these positive earnings drivers were the following items:
•	Lower income from the IIP and PPLI businesses, excluding the aforementioned settlement of a certain litigation matter.

•	The decrease in net income in IIP was due primarily to lower spread income and slightly higher insurance operating costs for the year ended December 31, 2004 as compared to 2003. In addition, IIP reported lower earnings for 2004 compared to the prior year due to favorable mortality experience in 2003.

•	Additionally, income tax expense was higher for 2004 due primarily to decreases in other expenses related to the PPLI business, as discussed above. The effective tax rate increased over the previous year-end because the percentage increase in tax preferred items (DRD, tax-exempt interest) was not as great as the percentage increase in pre-tax income from 2003 to 2004.

•	Earned Premiums decreased for the year ended December 31, 2004 compared to 2003 due to lower sales on limited payment contracts for the Structured Settlement and Terminal Funding products, consistent with a corresponding decrease in Benefits, Claims and Claim Adjustment Expenses.
Outlook
The future net income of this segment will depend on Life’s ability to increase assets under management across all businesses and maintain its investment spread earnings on the products sold largely in the IIP business. The IIP markets are highly competitive from a pricing perspective, and a small number of cases often account for a significant portion of sales, therefore the Company may not be able to sustain the level of assets under management growth attained in 2005. In 2004, IIP introduced the Hartford Income Notes, a new funding agreement backed product that provides the Company with opportunity for future growth. This product provides access to both a multi-billion dollar retail market, and a nearly trillion dollar institutional market. These markets are very competitive and the Company’s success depends in part on the level of credited interest rates and the Company’s credit rating.
As the “baby boom” generation approaches retirement, management believes these individuals will seek investment and insurance vehicles that will give them steady streams of income throughout retirement. IIP will launch new products in 2006 to provide solutions that deal specifically with longevity risk. Longevity risk is defined as the likelihood of an individual outliving their assets. IIP is also designing innovative solutions to corporation’s defined benefit liabilities. The focus of the PPLI business is variable PPLI products to fund non-qualified benefits or other post employment benefit liabilities. The market served by PPLI is subject to extensive legal and regulatory review that could have an adverse effect on its business.

INDIVIDUAL LIFE

Operating Summary	2005	2004	2003

Fee income and other	$802	$767	$747
Earned premiums	(33)	(21)	(20)
Net investment income	305	303	263
Net realized capital gains (losses)	5	7	(7)

Total revenues	1,079	1,056	983

Benefits, claims and claim adjustment expenses	469	480	436
Insurance operating costs and other expenses	167	164	161
Amortization of deferred policy acquisition costs and present value of future profits	205	185	177

Total benefits, claims and expenses	841	829	774

Income before income taxes and cumulative effect of accounting change	238	227	209
Income tax expense	72	71	64

Income before cumulative effect of accounting change	166	156	145
Cumulative effect of accounting change, net of tax [1]	—	(1)	—

Net income	$166	$155	$145

Account Values	2005	2004	2003
Variable universal life insurance	$5,902	$5,356	4,725
Universal life/interest sensitive whole life	3,696	3,402	3,259
Modified guaranteed life and other	716	729	742

Total account values	$10,314	$9,487	$8,726

Life Insurance Inforce

Variable universal life insurance	$71,365	$69,089	67,031
Universal life/interest sensitive whole life	41,714	39,109	38,320
Modified guaranteed life and other	37,722	31,691	25,447

Total life insurance inforce	$150,801	$139,889	130,798

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Individual Life provides life insurance solutions to a wide array of partners to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and business insurance clients.
2005 Compared to 2004 — Net income increased $11 or 7% for the year ended December 31, 2005 as compared to the prior year, primarily due to increases in both life insurance inforce and account values. The following factors contributed to the earnings increase:
•	Fee income increased $35 for the year ended December 31, 2005 as compared to the prior year. Cost of insurance charges, a component of total fee income, increased $22 in 2005, driven by business growth and aging of the prior year block of variable universal, universal, and interest-sensitive whole life insurance inforce. Other fee income, another component of total fee income, increased $7 in 2005 primarily due to growth and improved product performance primarily in interest-sensitive whole life and variable universal life insurance products. Variable fee income grew $6 in 2005, as equity market performance and premiums in excess of withdrawals added to the variable universal life account value.

•	Net investment income increased a moderate $2 for the year ended December 31, 2005 as compared to the prior year due to increased general account assets from business growth, partially offset by lower interest rates on new investments and reduced prepayments on bonds in 2005.

•	Benefits, claims and claim adjustment expenses decreased for the year ended December 31, 2005 as compared to the prior year.

•	Income tax expense and the resulting tax rate for the year ended December 31, 2005 was aided by a DRD tax benefit of $7, whereas income tax expense for the year ended December 31, 2004 includes a DRD tax benefit of $5.
Partially offsetting these positive earnings drivers were the following factors:
•	Amortization of DAC increased for the year ended December 31, 2005 compared to the prior year primarily as a result of product mix and higher gross margins within variable universal and interest-sensitive whole life insurance products.

•	Insurance operating costs and other expenses increased $3 for the year ended December 31, 2005 compared to the prior year as a result of business growth.
2004 Compared to 2003 — Net income increased $10 or 7% for the year ended December 31, 2004 as compared to the prior year, primarily driven by increases in both life insurance inforce and account values, and improved investment spreads. The following factors contributed to the earnings increase:
•	Fee income increased for the year ended December 31, 2004 as compared to the prior year primarily due to increased cost of insurance charges as life insurance inforce grew and aged and variable universal life account values increased driven by favorable equity markets and new sales. Account values and life insurance inforce grew 9% and 7% from 2003 to 2004, respectively.

•	Net investment income increased for the year ended December 31, 2004 as compared to the prior year primarily due to the adoption of SOP 03-1, growth in general account values and prepayments on bonds. The adoption of SOP 03-1 also resulted in increases in benefits, claims and claim adjustment expenses and a decrease to fee income and other for the year ended December 31, 2004 as compared to the prior year period for the segment’s Modified Guarantee Life Insurance product, which was formerly classified as a separate account product.
Partially offsetting these positive earnings drivers were the following factors:
•	Benefits, claims and claim adjustment expenses increased for the year ended December 31, 2004 as compared to the prior year primarily due to the absence in 2004 of the unusually favorable mortality experienced in 2003, along with continued growth and aging of life insurance inforce.

•	Insurance operating costs and other expenses increased for the year ended December 31, 2004 as compared to the prior year as a result of business growth.

•	Additionally, income tax expense was higher for the year ended December 31, 2004 as compared to the prior year due primarily to earnings growth, as discussed above. Income tax expense includes a DRD tax benefit of $5 related to the 2004 tax year, whereas, income tax expense for 2003 includes a total DRD tax benefit of $6.
Outlook
Individual Life sales grew to $250 in 2005 from $233 in 2004 and $196 in 2003 with the successful introduction of new universal life and variable universal life products. Variable universal life sales and account values remain sensitive to equity market levels and returns. The Company continues to pursue new and enhanced products, as well as broader and deeper distribution opportunities to increase sales. Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment regarding reserving practices for universal life products with no-lapse guarantees which may negatively affect Individual Life’s future earnings.

GROUP BENEFITS

Operating Summary	2005	2004	2003

Earned premiums and other	$3,810	$3,652	$2,362
Net investment income	398	373	262
Net realized capital gains	1	2	—

Total revenues	4,209	4,027	2,624

Benefits, claims and claim adjustment expenses	2,794	2,703	1,862
Insurance operating costs and other expenses	1,022	989	553
Amortization of deferred policy acquisition costs	31	23	18

Total benefits, claims and expenses	3,847	3,715	2,433

Income before income taxes	362	312	191
Income tax expense	90	83	43

Net income	$272	$229	$148

Earned premiums and other

Fully insured — ongoing premiums	$3,747	$3,611	$2,302
Buyout premiums	27	4	40
Other	36	37	20

Total earned premiums and other	$3,810	$3,652	$2,362

The Group Benefits segment provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health, and medical stop loss. The Company also offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans.
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% of the segment’s 2005 and 2004 premiums and other considerations (excluding buyouts) and, on average, 5% of the segment’s 2005 and 2004 net income. In 2003, this business comprised 2% of both the segment’s premiums and other considerations (excluding buyouts) and net income. Under the terms of this business, the loss experience will inversely affect the commission expenses incurred.
2005 Compared to 2004 — Net income of $272 included a non-recurring tax benefit of $9 related to the CNA Acquisition. Excluding this tax benefit, net income increased 15% to $263 for the year ended December 31, 2005 as compared to $229 for the prior year due primarily to higher earned premiums and net investment income as well as a favorable loss ratio. The following factors contributed to the earnings increase:
•	Earned premiums, excluding buyouts, increased 4% driven by sales growth of 23%, particularly in disability, for the year ended December 31, 2005 and continued strong persistency during 2005.

•	Net investment income increased due to higher average asset balances as well as slightly higher average investment yields.

•	The segment’s loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 73.1% for the year ended December 31, 2005, down from 74.0% in the prior year due to improved morbidity experience as well as favorable mortality experience. Excluding financial institutions, the loss ratio was 77.3%, down from 78.7% in the prior year.
Partially offsetting the positive earnings drivers noted above was the following item:
•	Operating costs were higher for the year ended December 31, 2005 as compared to the prior year primarily due to higher operating expenses related to business growth.
2004 Compared to 2003 — Net income increased for the year ended December 31, 2004 as compared to the prior year due to earned premium growth and net investment income growth as the result of the CNA Acquisition as well as a favorable loss ratio. The following factors contributed to the earnings increase:
•	Earned premiums excluding buyouts, increased 57% for the year ended December 31, 2004 as compared to the prior year driven by premium growth resulting from the CNA Acquisition, sales growth of 25%, and favorable persistency.

•	The segment’s loss ratio was 74.0% for the year ended December 31, 2004 as compared to 78.5% for the prior year, which contributed favorably to net income. The improvement in loss ratio in 2004 was the result of improved mortality and morbidity experience. Excluding financial institutions, the loss ratio was 78.7%, down from 79.5% in the prior year.
Partially offsetting these favorable items were the following factors:
•	Higher commissions due to higher sales and premiums previously discussed.

•	Operating costs increased due to business growth and the CNA Acquisition.

•	The segment’s ratio of insurance operating costs and other expenses to premiums and other considerations (excluding buyouts) increased to 27.7% for the year ended December 31, 2004, from 24.6% for prior year. The increase in expense ratio was primarily attributed to lower losses, which resulted in increased commissions, on a larger block of experience rated financial institution business. Excluding the financial institution business, the 2004 expense ratio was 23.6% for the year ended December 31, 2004, down from 23.8% for the prior year.
Outlook
The Company anticipates the increased scale of the group life and disability operations and the expanded distribution network for its products and services will generate strong sales growth in 2006. Sales, however, may be negatively affected by the competitive pricing environment in the marketplace. Management is committed to selling competitively priced products that meet the Company’s internal rate of return guidelines.
Despite the current market conditions, including low interest rates, rising medical costs, the changing regulatory environment and cost containment pressure on employers, the Group Benefits segment continues to leverage its strength in claim practices risk management, service and distribution, enabling the Company to capitalize on market opportunities. Additionally, employees continue to look to the workplace for a broader and ever expanding array of insurance products. As employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Group Benefits segment’s products will continue to expand. This, combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates unique opportunities for our products and services.

INTERNATIONAL

Operating Summary	2005	2004	2003

Fee income and other	$483	$240	$90
Net investment income	75	11	2
Net realized capital losses	(34)	(1)	(2)

Total revenues	524	250	90

Benefits, claims and claim adjustment expenses	42	20	1
Insurance operating costs and other expenses	188	98	42
Amortization of deferred policy acquisition costs and present value of future profits	133	77	32

Total benefits, claims and expenses	363	195	75

Income before income taxes and cumulative effect of accounting change	161	55	15
Income tax expense	65	12	2

Income before cumulative effect of accounting change	96	43	13
Cumulative effect of accounting change, net of tax [1]	—	(4)	—

Net income	$96	$39	$13

Assets Under Management	2005	2004	2003

Japan variable annuity assets under management	$24,641	$14,129	$6,220
Japan MVA fixed annuity assets under management	1,463	502	—

Total assets under management	$26,104	$14,631	$6,220

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
International, with operations in Japan, Brazil, Ireland and the United Kingdom, focuses on the savings and retirement needs of the growing number of individuals outside the United States who are preparing for retirement, or have already retired, through the sale of variable annuities, fixed annuities and other insurance and savings products. The Company’s Japan operation, which began selling variable annuities at the end of 2000, has grown significantly to become the largest distributor of variable annuities in Japan and the largest component of International.
2005 Compared to 2004 — Net income increased significantly for the year ending December 31, 2005, principally driven by higher fee income and investment spread in Japan derived from a 78% increase in the assets under management. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income in 2005 was mainly a result of growth in Japan’s variable annuity assets under management. As of December 31, 2005, Japan’s variable annuity assets under management were $24.6 billion, a 74% increase from the prior year. The increase in assets under management was driven by positive net flow of $9.8 billion and favorable market appreciation of $3.4 billion, partially offset by a ($2.6) billion impact of foreign currency exchange.

•	Higher fees in 2005 were also the result of increased surrender activity as customers surrendered policies in order to take advantage of significant appreciation in their account balances.

•	The Japan MVA fixed annuity business contributed $13 of higher investment spread income, including net periodic coupon settlements included in realized losses, in 2005 compared to 2004. This increase in investment spread was driven by higher assets under management. As of December 31, 2005, Japan’s MVA assets under management increased to $1.5 billion compared to $502 in the prior year. The increase in fixed annuity assets under management can be attributed to sales of $1.2 billion for the year ending December 31, 2005 as compared to $521 for the prior year.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	The increase in operating costs in 2005 was primarily due to the significant growth in the Japan operation and the investment in our Ireland operation.

•	DAC amortization was higher in the current year as compared to the prior year due to higher EGP’s consistent with the growth in the Japan operation.

•	Tax rates increased in 2005 primarily due to a deferred tax valuation allowance established for losses on the United Kingdom operation.
2004 Compared to 2003 — Net income improved in 2004 compared to 2003 primarily as a result of an increase in fee income from significant growth in the Japan variable annuity business. A more expanded discussion of earnings growth can be found below:
•	The increase in fee income was primarily attributed to higher variable annuity assets under management in our Japan operations. As of December 31, 2004, Japan’s variable annuity assets under management were $14.1 billion, a 127% increase from the previous year.

•	At the end of the third quarter of 2004, the MVA fixed annuity product was introduced to provided a diversified product portfolio to customers in Japan. Japan fixed annuity sales and assets under management for the year ending December 31, 2004 were $521 and $502, respectively.
Outlook
Management is optimistic about growth potential of the retirement savings market in Japan. Several trends such as an aging population, longer life expectancies, declining birth rate leading to a smaller number of younger workers to support each retiree, and under funded pension systems have resulted in greater need for an individual to plan and adequately fund retirement savings.
As of September 30, 2005, the Japan variable annuity industry assets surpassed $71 billion since its inception in 1999. As of September 2005, International, with $21.9 billion in assets, had a 31% market share of the industry’s assets compared to $11.1 billion, a 29% market share as of September 30, 2004. As of December 31, 2005, International had $24.6 billion in variable annuity assets. Total annuity sales were $11.9 billion in 2005, a 53% increase over the previous year. Sales included $1.2 billion in fixed annuity sales. Hartford Japan now has over 360,000 customers.
Competition has increased substantially in the Japanese market with most major competitors offering guaranteed benefit riders and, as a result, the Company may not be able to sustain the level of sales attained in 2005. Continued growth depends on increasing the Company’s penetration in the Japanese market by securing new distribution outlets for our products and accessing more customers within existing distributors. In addition, we will be looking for ways to leverage our variable annuity capability into other investment product opportunities. In an effort to meet diverse customer needs, in November 2005, the Company introduced a new variable annuity offering which adds greater liquidity and asset allocations with a greater equity component. The success of this new product will ultimately be based on customer acceptance.
Profitability depends on the account values of our customers which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets. In addition, higher account values levels will generally reduce certain costs to the Company of individual annuities, such as GMDB and GMIB benefits. Expense management is also an important component of product profitability.

OTHER

Operating Summary	2005	2004	2003

Fee income and other	$83	$119	$143
Net investment income	4,021	1,007	220
Net realized capital gains	2	156	22

Total revenues	4,106	1,282	385

Benefits, claims and claim adjustment expenses	4,166	1,017	228
Insurance operating costs and other expenses	185	153	220
Amortization of deferred policy acquisition costs and present value of future profits	1	6	(15)

Total benefits, claims and expenses	4,352	1,176	433

Income before income taxes and cumulative effect of accounting change	(246)	106	(48)
Income tax benefit	(79)	(151)	(25)

(Loss) income before cumulative effect of accounting change	(167)	257	(23)
Cumulative effect of accounting change, net of tax [1]	—	2	—

Net income	$(167)	$259	$(23)

[1]	Represents the cumulative impact of the Company’s adoption of SOP 03-1.
Net investment income includes the mark-to-market adjustment for equity securities held for trading which increased primarily due to increased assets and market performance in International. This increase net investment income is offset by an increase in benefit, claims and claim adjustment expenses which reflects the interest credited on the Japan account balance liability.
2005 Compared to 2004 — Net income decreased for the year ended December 31, 2005. The following factors contributed to the change in earnings:
•	Net realized capital gains decreased for the year ended December 31, 2005 due to increasing interest rates and the realized loss associated with the GMWB derivatives.

•	Income tax benefit decreased for the year ended December 31, 2005 due to the absence of a $190 tax benefit recorded during 2004.

•	Other than the impact of Japan interest credited, benefits, claims, and claim adjustment expenses increased for the year ended December 31, 2005 primarily due to the establishment of a $102 after-tax reserve for investigations related to market timing by the SEC and the New York Attorney General’s Office, directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office.
2004 Compared to 2003 — Net income increased for the year ended December 31, 2004. The following factors contributed to the earnings increase:
•	Net realized capital gains increased for the year ended December 31, 2004 due to net gains on bond sales and lower impairments.

•	Income tax benefit increased for the year ended December 31, 2004 due to a $190 tax benefit recorded during 2004.

INVESTMENTS
General
The investment portfolios of the Company are managed by Hartford Investment Management Company (“HIMCO”), a wholly-owned subsidiary of The Hartford. HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade (“BIG”) holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations due to changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For a further discussion of how the investment portfolio’s credit and market risks are assessed and managed, see the Investment Credit Risk and Capital Markets Risk Management sections of the MD&A.
HIMCO’s security selection process is a multi-dimensional approach that combines independent internal credit research along with a macro-economic outlook of technical trends (e.g. interest rates, slope of the yield curve and credit spreads) and market pricing to identify valuation inefficiencies and relative value buying and selling opportunities. Security selection and monitoring is performed by asset class specialists working within dedicated portfolio management teams.
HIMCO portfolio managers may sell securities (except those securities in an unrealized loss position for which the Company has indicated its intent and ability to hold until the price recovers) due to portfolio guidelines or market technicals or trends. For example, the Company may sell securities to manage risk, capture market valuation inefficiencies or relative value opportunities, to remain compliant with internal asset/liability duration matching guidelines, or to modify a portfolio’s duration to capitalize on interest rate levels or the yield curve slope.
HIMCO believes that advantageously buying and selling securities within a disciplined framework, provides the greatest economic value for the Company over the long-term.
Return on general account invested assets is an important element of the Company’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 45%, 34% and 26% of the Company’s consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the percentage of consolidated revenues for 2005, as compared to the prior years, is primarily due to an increase in the value of equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 64% and 74% of the fair value of its invested assets as of December 31, 2005 and 2004, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
The Company invests in private placement securities, mortgage loans and limited partnership arrangements in order to further diversify its investment portfolio. These investment types comprised approximately 19% and 18% of the fair value of its invested assets as of December 31, 2005 and 2004, respectively. These security types are typically less liquid than direct investments in publicly traded fixed income or equity investments. However, generally these securities have higher yields to compensate for the liquidity risk.
A decrease in the fair value of any investment that is deemed other-than-temporary would result in the Company’s recognition of a net realized capital loss in its financial results prior to the actual sale of the investment. For a further discussion of the evaluation of other-than-temporary impairments, see the Critical Accounting Estimates section of the MD&A under “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities”.
Valuation of Investments and Derivative Instruments
The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts; and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of AOCI. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Other investments primarily consist of mortgage loans, limited partnership interests and derivatives. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value.
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
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s ABS and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2005 and 2004, primarily consisted of non-144A private placements and have an average duration of 4.9 and 4.8 years, respectively.
The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2005 and 2004.

	2005		2004
		Percentage		Percentage
		of Total		of Total
	Fair Value	Fair Value	Fair Value	Fair Value

Priced via independent market quotations	$42,535	83.7%	$41,268	81.7%
Priced via broker quotations	2,433	4.8%	3,343	6.6%
Priced via matrices	4,359	8.6%	4,018	7.9%
Priced via other methods	151	0.3%	31	0.1%
Short-term investments [1]	1,334	2.6%	1,871	3.7%

Total	$50,812	100.0%	$50,531	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Valuation of Derivative Instruments
Derivative instruments are reported at fair value based upon either pricing valuation models, which utilize independent third party data as inputs, or broker quotations. Other than the GMWB rider and the associated reinsurance contracts, which are discussed in the Critical Accounting Estimates section of the MD&A under “Valuation of Guaranteed Minimum Withdrawal Benefit Derivatives”, approximately 85% and 72% of derivatives, based upon notional values, were priced via valuation models, while the remaining 15% and 28% of derivatives were priced via broker quotations, as of December 31, 2005 and 2004, respectively.
The primary investment objective of the Company’s general account is to maximize economic value consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets, while generating sufficient after-tax income to support policyholder and corporate obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures”.

The following table identifies the invested assets by type held in the general account as of December 31, 2005 and 2004.
Composition of Invested Assets

	2005		2004
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,812	63.7%	$50,531	73.5%
Equity securities, available-for-sale, at fair value	800	1.0%	525	0.8%
Equity securities held for trading, at fair value	24,034	30.1%	13,634	19.8%
Policy loans, at outstanding balance	2,016	2.5%	2,662	3.9%
Mortgage loans, at amortized cost	1,513	1.9%	923	1.3%
Limited partnerships, at fair value	431	0.6%	256	0.4%
Other investments	178	0.2%	185	0.3%

Total investments	$79,784	100.0%	$68,716	100.0%

Fixed maturity investments increased $281, or 1%, since December 31, 2004, primarily the result of positive operating cash flows, product sales and a decrease in long-term interest rates, substantially offset by an increase in short-term to intermediate-term interest rates, credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. Equity securities held for trading increased $10.4 billion, or 76%, since December 31, 2004, due to positive cash flow primarily generated from sales and deposits related to variable annuity products sold in Japan and positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Policy loans decreased $646, or 24%, since December 31, 2004, as a result of certain policy loan surrenders. Mortgage loans increased $590, or 64%, since December 31, 2004, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.
Investment Results
The following table summarizes the Company’s investment results.

(Before-tax)	2005	2004	2003

Net investment income — excluding income on policy loans and equity securities held for trading	$2,854	$2,690	$1,831
Equity securities held for trading [1]	3,847	799	—
Policy loan income	144	186	210

Net investment income — total	$6,845	$3,675	$2,041
Yield on average invested assets [2]	5.7%	5.8%	6.0%

Gross gains on sale	$346	$359	$267
Gross losses on sale	(254)	(147)	(95)
Impairments	(37)	(25)	(162)
Japanese fixed annuity contract hedges, net [3]	(36)	3	—
Periodic net coupon settlements on credit derivatives/Japan	(32)	8	3
GMWB derivatives, net	(46)	8	6
Other, net [4]	34	(42)	7

Net realized capital gains (losses), before-tax	$(25)	$164	$26

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding income related to equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, the collateral received associated with the securities lending program and consolidated variable interest entity minority interests.

[3]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[4]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
2005 Compared to 2004 — Net investment income, excluding income on policy loans and equity securities held for trading, increased $164, or 6%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as individual fixed annuity products sold in Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values and the result of certain partnerships liquidating their underlying investment holdings in the favorable market environment.
Net investment income on equity securities held for trading for 2005 was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. Net investment income on equity securities held for trading for 2004 was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product as well as foreign currency appreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year is primarily due to the performance of the underlying funds on a higher asset base.
For 2005, the yield on average invested assets was relatively consistent with the prior year. An increase in yield as a result of higher partnership income was offset by a reduction in yield due to lower policy loan income. Based upon forward interest rates as of December 31, 2005, Life expects the average before-tax new investment yield for fixed rate debt securities in 2006 to range from 5.1% to 5.3%, slightly below the current average portfolio yield. However, any slight decline in the average fixed rate debt security yield is expected to be offset by an average higher yield on variable rate securities as well as additional yield generated from diversifying into other asset types. Therefore, excluding partnership income and policy loan income, Life expects the yield on average invested assets for 2006 to be at or slightly higher than the 2005 level. If future interest rates differ from the forward rates as of December 31, 2005, the actual average new investment yields may be significantly different than yields currently expected.
Net realized capital losses were recognized for 2005 compared to net realized capital gains for 2004. The significant components driving the changes in net realized capital gain and loss amounts between 2005 and 2004 include lower net gains on the sale of fixed maturity securities, losses associated with GMWB derivatives, Japanese fixed annuity contract hedges and periodic net coupon settlements. These losses were offset in part by gains in Other, net which was primarily related to changes in the value of non-qualifying foreign currency swaps. The circumstances giving rise to the changes in these components are as follows:
•	The lower net gains on fixed maturity sales in 2005 were primarily the result of rising interest rates and losses associated with a major automotive manufacturer. See additional discussion of the gross gains and losses on sales below. If interest rates remain at current levels or rise during 2006, or credit spreads widen, net realized capital gains on fixed maturity sales for 2006 will likely be lower than the 2005 levels. The losses associated with the GMWB derivatives were primarily driven by changes in the GMWB rider valuation assumptions in the fourth quarter of 2005. For further discussion of the GMWB rider valuation assumption, see the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures”.
•	The Japanese fixed annuity contract hedges amount consists of the foreign currency transaction remeasurement associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding off setting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the accounting treatment, which requires fixed annuity liabilities to be recorded at cost but the associated derivatives to be reported at fair value. The net realized capital losses in 2005 resulted from rising Japanese interest rates, and in the first half of the year, a decrease in U.S. interest rates. (For additional discussion of the Japanese fixed annuity contract hedges see the Capital Markets Risk Management section of the MD&A under “Market Risk – Key Market Risk Exposures” and Note 4 of Notes to Consolidated Financial Statements.) The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for 2005 is associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates. The Japanese fixed annuity product was first offered by the Company in the fourth quarter 2004. The adverse change in 2005 in comparison to 2004 primarily resulted from a full year of the Japanese fixed annuity product swap accruals in 2005.
In 2005, gross gains were primarily within fixed maturities and included corporate, foreign government securities and CMBS. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily reinvested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase.
In 2005, gross losses on sales were primarily within the corporate sector. Gross losses for 2005 included $27 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flows of the issuer primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy was deemed to be depressed only to a minor extent.
2004 Compared to 2003 — Net investment income, excluding income on policy loans and equity securities held for trading, increased $859, or 47%, compared to the prior year. The increase in net investment income was primarily due to income earned on a higher average invested assets base, as compared to the prior year, and an increase in income from prepayment penalties primarily associated with CMBS and yield adjustments related to changes in prepayment speeds associated with MBS held at a premium or discount.

These increases were partially offset by a decrease in the average new invested assets yield and the repositioning of the portfolio into higher quality assets as described below.
The increase in the average invested assets base, as compared to the prior year, was primarily the result of separate account assets reclassified to the general account pursuant to the adoption of SOP 03-1 and, to a lesser extent, assets acquired in the CNA Acquisition and operating cash flows. Income earned on separate account assets reclassified to the general account, excluding equity securities held for trading, was $619 for 2004. Income earned on assets acquired in the CNA Acquisition was $116 for 2004.
During 2004, the yield on average invested assets decreased from the prior year as a result of new investment purchases at rates below the average portfolio yield due to the continued low interest rate environment and decreased policy loan income. Since the Company invests primarily in long-term fixed rate debt securities, changes in long-term interest rates impact the yield on new asset purchases and, therefore, have a gradual impact on the overall portfolio yield. The weighted average yield on new invested asset purchases in 2004 of approximately 4.9%, before-tax, was below the average portfolio yield.
Net realized capital gains during 2004 increased by $138 compared to the prior year, primarily the result of lower other-than-temporary impairments. For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments commentary in this section of the MD&A.
In 2004, gross gains were realized as fixed maturity credit spreads tightened and portions of the investment portfolios were repositioned into higher quality assets where the Company believed greater relative value existed. Credit spreads tightened primarily due to improved credit quality, market liquidity and demand for higher yielding assets, as well as the relatively low interest rate environment. It is expected that the higher quality assets will provide greater liquidity if the credit environment and issuer default rates return to historical norms. In addition, foreign government securities were sold, primarily in the first and fourth quarters of 2004, to reduce the portfolios’ exposure to foreign holdings and realize gains associated with the decline in value of the U.S. dollar against foreign currencies.
In 2004, securities sold at a loss were predominantly corporate securities, U.S. government securities, certain ABS and CMBS with no single security sold at a loss in excess of $5 and an average loss as a percentage of the fixed maturity’s amortized cost of less than 5%, which under the Company’s impairment policy, were deemed to be depressed only to a minor extent. In 2003, no single security was sold at a loss in excess of $8.
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
Investment objectives for non-guaranteed separate accounts, which consist of the participants’ account balances, vary by fund account type, as outlined in the applicable fund prospectus or separate account plan of operations. Non-guaranteed separate account products include variable annuities (except those sold in Japan), variable universal life insurance contracts and variable PPLI. The assets and liabilities associated with variable annuity products sold in Japan do not meet the criteria to be recognized as a separate account because the assets are not legally insulated from the Company. Therefore, these assets are included with the Company’s general account assets effective January 1, 2004. As of December 31, 2005 and 2004, the Company’s non-guaranteed separate accounts totaled $150.9 billion and $140.0 billion, respectively.
Guaranteed separate accounts primarily consist of modified guaranteed individual annuities and modified guaranteed life insurance and generally include market value adjustment features and surrender charges to mitigate the risk of disintermediation. The primary investment objective of these assets is to maximize after-tax returns consistent with acceptable risk parameters, including the management of the interest rate sensitivity of invested assets relative to that of policyholder obligations, as discussed in the Capital Markets Risk Management section of the MD&A under “Market Risk — Life”. Effective January 1, 2004, the guaranteed separate accounts are included with the Company’s general account assets.
Other-Than-Temporary Impairments
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities that could potentially be other-than-temporarily impaired. When a security is deemed to be other-than-temporarily impaired, its cost or amortized cost is written down to current market value and a realized loss is recorded in the Company’s consolidated statements of income. For further discussion regarding the Company’s other-than-temporary impairment policy, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s other-than-temporary impairments by type.

	2005	2004	2003

ABS	$2	$6	$82
Commercial mortgages	—	3	—
CMBS/ Collateralized mortgage obligations (“ CMOs”)	1	3	5
Corporate	26	4	47
Equity	8	7	21
MBS — interest only securities	—	2	7

Total other-than-temporary impairments	$37	$25	$162

The decrease in other-than-temporary impairments during 2004 and 2005 in comparison to 2003 levels is due to an improvement in the corporate credit environment, general economic conditions and operating fundamentals, and improved pricing levels for ABS. In general, security issuers’ operating fundamentals have improved due to reduced company leverage, improved liquidity and the successful implementation of various cost cutting measures. Improvement in pricing levels for ABS has been driven by a general stabilization in the performance of the underlying collateral and an increase in demand for these asset types due to improved economic and operating fundamentals of the underlying security issuers, better market liquidity and attractive yields.
Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2006 or credit spreads widen, other-than-temporary impairments for 2006 may be higher than the 2005 levels. For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in the Investment Credit Risk section of the MD&A.
The following discussion provides an analysis of significant other-than-temporary impairments recognized during 2005, 2004 and 2003, the related circumstances giving rise to the other-than-temporary impairments and the potential impact such circumstances may have on other material investments held.
2005
During 2005 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one highly-rated financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. Other-than-temporary impairments recorded on corporate securities were primarily the result of the Company’s uncertainty regarding its intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery, not to the Company’s expectations regarding the issuers’ payments based upon the contractual terms of the securities. The circumstances giving rise to the decline in value of these corporate securities since the date of purchase and potential impact on other material holdings of these issuers are as follows:
•	Approximately $14 of other-than-temporary impairments recorded on corporate securities related to three Canadian paper companies. These companies’ operations have recently suffered from high energy prices and falling demand, in part due to the appreciation of the Canadian dollar in comparison to the U.S. dollar. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $92 of securities issued by these three companies in a total net unrealized loss position of $5. Substantially all of the securities in an unrealized loss position, as of December 31, 2005, were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.
•	Also included in the corporate securities other-than-temporary impairment amount for 2005 was $6 recorded on securities related to two major automotive manufacturers. The market values of these securities had fallen due to a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service burden. These investments continue to perform in accordance with the contractual terms of the securities. As of December 31, 2005, the Company held approximately $70 of securities issued by these two companies in a total net unrealized loss position of $5. Substantially all of the securities in an unrealized loss position, as of December 31, 2005, were depressed only to a minor extent and, as a result, the unrealized losses were deemed to be temporary in nature.
2004
During 2004 there were no significant other-than-temporary impairments (e.g. $15 or greater) recorded on any single security or issuer. In aggregate, other-than-temporary impairments recorded on ABS and corporate fixed maturities primarily related to the decline in market values of certain previously impaired securities. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by two highly rated financial services companies. These securities are variable rate securities with unique structural interest rate reset characteristics that have sustained a decline in market value for an extended period of time primarily as a result of the increase in short-term interest rates after the security’s interest rate reset period.

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
•	Approximately $25 of impairments on corporate fixed maturities were within the food and beverage sector and related to securities issued by the Italian dairy concern, Parmalat SpA. Parmalat filed for bankruptcy in December 2003 due to liquidity problems when it was discovered that 4 billion euros of liquid investments previously reported on its balance sheet were non-existent.
The following list identifies ABS and equity impairment losses recognized in 2003 that by issuer did not exceed $15 but did when combined with securities supported with similar collateral or equity security types. The circumstances giving rise to those losses are as follows:
•	Within ABS other-than-temporary impairments, there were approximately $29 of aircraft lease receivables and $21 of collaterized debt obligations (“CDOs”). The aircraft lease receivable impairments primarily consisted of investments in lower tranches of four transactions. These securities are supported by aircraft leases and enhanced equipment trust certificates issued by multiple airlines that had sustained a steep decline in market value and adverse change in expected cash flows due to continued lower aircraft lease rates, airline bankruptcies and the prolonged decline in airline travel. The CDO impairments consisted of approximately eight securities, the majority of which were interests in the lower tranches of securities backed by high yield corporate debt. These impairments were primarily the result of continued high default rates in 2003 and lower expected recovery rates on the CDOs’ underlying collateral.

•	The $21 of the other-than-temporary impairments recorded on equity securities primarily related to various diversified mutual funds. The market values of these funds had fallen since the date of purchase due to declines in primarily the equity markets and were not expected to recover within a reasonable period of time. Due to the severity of the price depression and length of time the holdings were in an unrealized loss position, these securities were deemed to be other-than-temporarily impaired.

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
The Company invests primarily in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. For further discussion of concentration of credit risk, see the “Concentration of Credit Risk” section in Note 4 of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the exposure policy thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated Aa/A or better, which are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts, other than exchange traded contracts and currency forward contracts, be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset. To date, the Company has not incurred any losses on derivative instruments due to counterparty nonperformance.
In addition to counterparty credit risk, the Company periodically enters into swap agreements in which the Company assumes credit exposure from or reduces credit exposure to a single entity, referenced index or asset pool. Summaries of these derivatives are as follows:
•	Total return swaps and credit spreadlocks involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon index and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value. As of December 31, 2005 and 2004, the notional value of total return swaps and credit spreadlocks totaled $1.4 billion and $1.1 billion, respectively, and the fair value totaled $4 and $5, respectively.
•	Credit default swaps involve a transfer of credit risk from one party to another in exchange for periodic payments. One party to the contract will make a payment based on an agreed upon rate and a notional amount. The second party, who assumes credit exposure, will only make a payment when there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy. As of December 31, 2005 and 2004, the notional value of these credit default swaps, which exposed the Company to credit risk, totaled $585 and $307, respectively, and the swap fair value totaled $(3) and $2, respectively. As of December 31, 2005, the average S&P rating for these referenced security issuer debt obligations is A-.
•	The Company also uses credit default swaps to reduce its credit exposure by entering into agreements in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. Alternatively, the derivative counterparty may be required to purchase the referenced security at a predetermined value. The Company enters into these agreements as an efficient means to reduce credit exposure to the specified issuers. As of December 31, 2005 and 2004, the notional value of these credit default swaps totaled $189 and $175, respectively, and the swap fair value totaled $2 and $(1), respectively. As of December 31, 2005, the average S&P rating for these referenced securities issuers is BBB.

Fixed Maturities
The following table identifies fixed maturity securities by type as of December 31, 2005 and 2004.
Fixed Maturities by Type

	2005					2004
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,819	$48	$(75)	$6,792	13.4%	$6,346	$76	$(64)	$6,358	12.6%
CMBS	9,289	175	(97)	9,367	18.4%	8,456	370	(20)	8,806	17.4%
CMOs	864	3	(5)	862	1.7%	1,084	11	(3)	1,092	2.2%
Corporate
Basic industry	2,296	87	(36)	2,347	4.6%	2,420	192	(6)	2,606	5.2%
Capital goods	1,701	91	(18)	1,774	3.5%	1,566	126	(6)	1,686	3.3%
Consumer cyclical	2,186	71	(37)	2,220	4.4%	2,447	163	(8)	2,602	5.2%
Consumer non-cyclical	2,294	124	(24)	2,394	4.7%	2,506	207	(6)	2,707	5.4%
Energy	1,068	104	(7)	1,165	2.3%	1,251	122	(1)	1,372	2.7%
Financial services	6,768	302	(54)	7,016	13.8%	6,549	482	(22)	7,009	13.9%
Technology and communications	2,982	193	(32)	3,143	6.2%	3,570	342	(11)	3,901	7.7%
Transportation	638	29	(6)	661	1.3%	624	44	(1)	667	1.3%
Utilities	2,804	154	(30)	2,928	5.7%	2,317	230	(7)	2,540	5.0%
Other	1,156	23	(15)	1,164	2.3%	785	49	(2)	832	1.6%
Government/Government agencies
Foreign	719	50	(4)	765	1.5%	723	67	(2)	788	1.6%
United States	630	24	(5)	649	1.3%	884	19	(5)	898	1.8%
MBS – agency	2,794	6	(43)	2,757	5.4%	1,771	20	(3)	1,788	3.5%
Municipal
Taxable	948	47	(4)	991	2.0%	700	30	(5)	725	1.4%
Tax-exempt	2,308	163	(5)	2,466	4.9%	2,080	191	(1)	2,270	4.5%
Redeemable preferred stock	17	—	—	17	—	12	1	—	13	—
Short-term	1,334	—	—	1,334	2.6%	1,871	—	—	1,871	3.7%

Total fixed maturities	$49,615	$1,694	$(497)	$50,812	100.0%	$47,962	$2,742	$(173)	$50,531	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of December 31, 2005, in comparison to December 31, 2004, were primarily impacted by changes in interest rates as well as credit spread movements, changes in foreign currency exchange rates and security sales. The Company’s fixed maturity gross unrealized gains decreased $1.0 billion and gross unrealized losses increased $324 from December 31, 2004 to December 31, 2005, primarily due to an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by a decrease in long-term interest rates and other-than-temporary impairments taken during the year. Gross unrealized gains and losses were reduced by securities sold in a gain or loss position, respectively.
For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.
Investment sector allocations as a percentage of total fixed maturities have changed since December 31, 2004, with a shift from certain corporate and short-term securities to ABS and CMBS due to their attractive yields relative to credit quality and MBS due to their relatively low risk profile and attractive spreads. The shift from corporate securities was primarily a result of capturing gains within the technology and communications sector due to credit spreads tightening as well as divesting securities that could be adversely impacted by issuers recapitalizing, pushing the Company’s interest lower in the repayment priority (e.g. leveraged buy-outs) or issuer capital uses that would not benefit the Company’s debt holders position (e.g. share repurchases). Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g. home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees. As of December 31, 2005 and 2004, 26% and 22%, respectively, of the fixed maturities were invested in private placement securities, including 17% and 14%, respectively, in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized rating agencies.
At the January 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 4.50%, a 225 basis point increase from year-end 2004 levels. The FOMC stated that although recent economic data has been uneven, the expansion in economic activity appears solid, core inflation has stayed relatively low in recent months and longer-term inflation expectations remain contained. They noted that some further increases may be needed to keep the risks to the attainment of both sustainable economic growth and price stability roughly in balance. The Company believes the Federal Reserve is approaching the end of its rate tightening cycle with an increase or two possible during the first half of 2006. Ultimately, the level of rate increases will be largely dependent on future inflationary data. The risk of inflation could increase for a number of reasons including an increase in energy and commodity prices, an acceleration of wage rates, a slow down of productivity growth, an increase in U.S. budget or trade deficits or the U.S. dollar significantly depreciating in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
The following table identifies fixed maturities by credit quality as of December 31, 2005 and 2004. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	2005			2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

United States Government/Government agencies	$4,252	$4,232	8.3%	$3,762	$3,803	7.5%
AAA	10,558	10,746	21.1%	9,920	10,282	20.4%
AA	6,352	6,490	12.8%	5,258	5,509	10.9%
A	13,276	13,865	27.3%	12,694	13,682	27.1%
BBB	12,191	12,490	24.6%	12,603	13,452	26.6%
BB & below	1,652	1,655	3.3%	1,854	1,932	3.8%
Short-term	1,334	1,334	2.6%	1,871	1,871	3.7%

Total fixed maturities	$49,615	$50,812	100.0%	$47,962	$50,531	100.0%

As of December 31, 2005 and 2004, 96% or greater of the fixed maturity portfolio was invested in short-term securities or securities rated investment grade (BBB and above).
The following table presents the BIG fixed maturities by type as of December 31, 2005 and 2004.
BIG Fixed Maturities by Type

	2005			2004
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value

ABS	$243	$214	12.9%	$224	$198	10.2%
CMBS	60	71	4.3%	92	101	5.2%
Corporate
Basic industry	222	218	13.2%	191	204	10.6%
Capital goods	98	97	5.9%	122	122	6.3%
Consumer cyclical	199	196	11.8%	124	132	6.8%
Consumer non-cyclical	148	154	9.3%	160	169	8.7%
Energy	88	85	5.1%	55	59	3.1%
Financial services	10	10	0.6%	22	23	1.2%
Technology and communications	191	200	12.1%	315	337	17.5%
Transportation	21	19	1.1%	8	8	0.4%
Utilities	137	141	8.5%	293	311	16.1%
Foreign government	220	235	14.2%	219	240	12.4%
Other	15	15	1.0%	29	28	1.5%

Total fixed maturities	$1,652	$1,655	100.0%	$1,854	$1,932	100.0%

As of December 31, 2005 and 2004, the Company held no issuer of a BIG security with a fair value in excess of 5% of the total fair value for BIG securities. Total BIG securities decreased since December 31, 2004, as a result of a decision to reduce exposure to lower credit quality assets resulting from the securities’ significant credit spread tightening and re-investment in higher quality securities.

The following table presents the Company’s unrealized loss aging for total fixed maturity and equity securities classified as available-for-sale, as of December 31, 2005 and 2004, by length of time the security was in an unrealized loss position.

Unrealized Loss Aging of Total Available-for-Sale Securities

	2005			2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$11,416	$11,234	$(182)	$5,560	$5,528	$(32)
Greater than three months to six months	3,551	3,465	(86)	474	470	(4)
Greater than six months to nine months	861	843	(18)	2,277	2,237	(40)
Greater than nine months to twelve months	2,123	2,057	(66)	399	383	(16)
Greater than twelve months	3,236	3,086	(150)	1,415	1,323	(92)

Total	$21,187	$20,685	$(502)	$10,125	$9,941	$(184)

The increase in the unrealized loss amount since December 31, 2004, is primarily the result of an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.
The average security unrealized loss at December 31, 2005 and 2004, as a percentage of amortized cost was less than 3% and 2%, respectively. As of December 31, 2005 and 2004, fixed maturities represented $497, or 99%, and $173, or 94%, respectively, of the Company’s total unrealized loss associated with securities classified as available-for-sale. There were no fixed maturities as of December 31, 2005 and 2004, with a fair value less than 80% of the security’s amortized cost basis for six continuous months other than certain ABS and CMBS subject to EITF Issue No. 99-20. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. There were no ABS or CMBS included in the table above, as of December 31, 2005 and 2004, for which management’s best estimate of future cash flows adversely changed during the reporting period for which an impairment has not been recorded. For further discussion of the other-than-temporary impairments criteria, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.
The Company held no securities of a single issuer that were at an unrealized loss position in excess of 7% and 8% of the total unrealized loss amount as of December 31, 2005 and 2004, respectively.
The total securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2005 and 2004, are presented in the following table.
Total Available-for-Sale Securities with Unrealized Loss Greater Than Six Months by Type

	2005				2004
				Percent of				Percent of
				Total				Total
	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Loss	Amortized Cost	Fair Value	Unrealized Loss	Unrealized Loss

ABS
Aircraft lease receivables	$175	$127	$(48)	20.5%	$194	$144	$(50)	33.8%
CDOs	25	24	(1)	0.4%	63	60	(3)	2.0%
Credit card receivables	109	107	(2)	0.8%	65	64	(1)	0.7%
Other ABS	559	549	(10)	4.3%	397	392	(5)	3.3%
CMBS	1,305	1,270	(35)	15.0%	614	603	(11)	7.4%
Corporate
Basic industry	365	350	(15)	6.4%	260	256	(4)	2.8%
Consumer cyclical	308	292	(16)	6.8%	179	174	(5)	3.3%
Consumer non-cyclical	273	261	(12)	5.1%	221	215	(6)	4.1%
Financial services	1,260	1,228	(32)	13.8%	850	824	(26)	17.5%
Technology and communications	287	273	(14)	6.0%	262	250	(12)	8.1%
Transportation	30	30	—	—	17	17	—	—
Utilities	112	107	(5)	2.1%	155	149	(6)	4.1%
Other	327	311	(16)	6.8%	169	163	(6)	4.1%
Other securities	1,085	1,057	(28)	12.0%	645	632	(13)	8.8%

Total	$6,220	$5,986	$(234)	100.0%	$4,091	$3,943	$(148)	100.0%

The increase in total unrealized loss greater than six months since December 31, 2004, was primarily driven by an increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the

U.S. dollar for foreign denominated securities, offset in part by security sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. With the exception of ABS security types, the majority of the securities in an unrealized loss position for six months or more as of December 31, 2005, were depressed primarily due to interest rate changes from the date of purchase. The sectors with the most significant concentration of unrealized losses at December 31, 2005 were ABS supported by aircraft lease receivables, CMBS and corporate fixed maturities primarily within the financial services sector. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
Aircraft lease receivables — The Company’s holdings are ABS secured by leases on aircraft. The decline in the fair values of these securities is primarily attributable to the high risk premium associated with the increase in volatility of airline travel demand in recent years, lack of market liquidity in this sector and long term to maturity of these securities. In recent years, aircraft demand and lease rates have improved as a result of an increase in worldwide travel. However, the continuing difficulties experienced by several major U.S. domestic airlines due to high operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector. Based on the Company’s projections of future cash flows under distressed scenarios, the Company expects to recover the full contractual principal and interest payments of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
CMBS — The CMBS in an unrealized loss position as of December 31, 2005, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of December 31, 2005, the Company held approximately 140 different securities in the financial services sector that had been in an unrealized loss position for greater than six months. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
As part of the Company’s ongoing security monitoring process by a committee of investment and accounting professionals, the Company has reviewed its investment portfolio and concluded that there were no additional other-than-temporary impairments as of December 31, 2005 and 2004. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified above were temporarily depressed.
The evaluation for other-than-temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other-than-temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In addition, for securitized financial assets with contractual cash flows (e.g. ABS and CMBS), projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. As of December 31, 2005 and 2004, management’s expectation of the discounted future cash flows on these securities was in excess of the associated securities’ amortized cost. For a further discussion, see “Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities” included in the Critical Accounting Estimates section of the MD&A and Note 2 of Notes to Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for BIG and equity securities as of December 31, 2005 and 2004.
Unrealized Loss Aging of Available-for-Sale BIG and Equity Securities

	2005			2004
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Loss	Cost	Value	Loss

Three months or less	$381	$363	$(18)	$206	$203	$(3)
Greater than three months to six months	127	123	(4)	14	13	(1)
Greater than six months to nine months	121	117	(4)	128	120	(8)
Greater than nine months to twelve months	71	68	(3)	79	73	(6)
Greater than twelve months	270	230	(40)	225	184	(41)

Total	$970	$901	$(69)	$652	$593	$(59)

The increase in the BIG and equity security unrealized loss amount for securities classified as available-for-sale from December 31, 2004 to December 31, 2005, was primarily the result of the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities, offset in part by asset sales, a decrease in long-term interest rates and other-than-temporary impairments taken during the year. For further discussion, see the economic commentary under the Fixed Maturities by Type table in this section of the MD&A.

The BIG and equity securities classified as available-for-sale in an unrealized loss position for longer than six months by type as of December 31, 2005 and 2004, are presented in the following table.
Available-for-Sale BIG and Equity Securities with Unrealized Loss Greater Than Six Months by Type

	2005				2004
				Percent of				Percent of
				Total				Total
	Amortized	Fair	Unrealized	Unrealized	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Loss	Loss	Cost	Value	Loss	Loss

ABS
Aircraft lease receivables	$98	$69	$(29)	61.6%	$109	$79	$(30)	54.5%
CDOs	1	1	—	—	25	23	(2)	3.6%
Credit card receivables	—	—	—	—	8	8	—	—
Other ABS	12	10	(2)	4.3%	4	3	(1)	1.8%
Corporate
Basic industry	56	56	—	—	12	12	—	—
Consumer cyclical	61	58	(3)	6.4%	6	6	—	—
Consumer non-cyclical	13	13	—	—	3	3	—	—
Financial services	74	71	(3)	6.4%	138	128	(10)	18.2%
Technology and communications	40	38	(2)	4.3%	62	56	(6)	10.9%
Utilities	26	24	(2)	4.3%	37	34	(3)	5.5%
Other	81	75	(6)	12.7%	27	24	(3)	5.5%
Other securities	—	—	—	—	1	1	—	—

Total	$462	$415	$(47)	100.0%	$432	$377	$(55)	100.0%

The decrease in the available-for-sale BIG and equity securities greater than six months unrealized loss amount since December 31, 2004, was primarily the result of other-than-temporary impairments taken during the year, asset sales and a decrease in long-term interest rates partially offset by the increase in short-term through intermediate-term interest rates as well as credit spread widening and foreign currency depreciation in comparison to the U.S. dollar for foreign denominated securities. For further discussion of risk factors associated with sectors with significant unrealized loss positions, see the sector risk factor commentary under the Total Available-for-Sale Securities with Unrealized Loss Greater than Six Months by Type table in this section of the MD&A.

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
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, equity prices or foreign currency exchange rates.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with the changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows, and is used to approximate the percentage change in the price of a security for a 100 basis point change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. The key rate duration analysis considers the expected future cash flows of assets and liabilities assuming non-parallel interest rate movements.
To calculate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. ABS, CMOs and MBS are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of Aa with maturities between zero and thirty years. Declines in long-term interest rates have had a negative impact on the funded status of the plans.
The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate investment products, reduce the cost of the GMWB hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the net unrealized gain position of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, significant portions of the Company’s fixed income product offerings have market value adjustment provisions at contract surrender.
Since the Company matches, and actively manages its assets and liabilities, an interest environment with an inverted yield curve (i.e. short-term interest rates are higher than intermediate-term or long-term interest rates) does not significantly impact the Company’s profits or operations. As noted above, the absolute level of interest rates is more significant than the shape of the yield curve.
Equity Risk
The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Company’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. In addition, the Company offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline. For a further discussion, see Equity Risk – Key Market Risk Exposures section below.

The Company is also subject to equity risk based upon the expected long-term rate of return assumption associated with the Company’s pension and other postretirement benefit obligations. The Company determines the long-term rate of return assumption for the plans’ portfolio based upon an analysis of historical returns. Declines in equity returns have had a negative impact on the funded status of the plans.
Foreign Currency Exchange Risk
The Company’s currency exchange risk is related to non–U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in the Japanese Life operation, its GMDB and GMIB benefits associated with its Japanese variable annuities, and a yen denominated individual fixed annuity product. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Derivative Instruments
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options, in compliance with Company policy and regulatory requirements to mitigate interest rate, equity market or foreign currency exchange rate risk or volatility.
Interest rate swaps involve the periodic exchange of payments with other parties, at specified intervals, calculated using the agreed upon rates and notional principal amounts. Generally, no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
Interest rate cap and floor contracts entitle the purchaser to receive from the issuer at specified dates, the amount, if any, by which a specified market rate exceeds the cap strike interest rate or falls below the floor strike interest rate, applied to a notional principal amount. A premium payment is made by the purchaser of the contract at its inception and no principal payments are exchanged.
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
Derivative activities are monitored by an internal compliance unit and reviewed frequently by senior management. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Notional amounts pertaining to derivative instruments used in the management of market risk at December 31, 2005 and 2004, were $60.9 billion and $52.2 billion, respectively. The increase in the derivative notional amount during 2005 was primarily due to the embedded derivatives associated with the GMWB product feature. For further information, see Note 4 of Notes to Consolidated Financial Statements.
Key Market Risk Exposures
The following discussions focus on the key market risk exposures within the Company’s portfolios.
The Company is responsible for maximizing economic value within acceptable risk parameters, including the management of the interest rate sensitivity of invested assets while generating sufficient after-tax income to support policyholder and corporate obligations. Fixed maturity portfolios and certain investment contracts and insurance product liabilities have material market exposure to interest rate risk. In addition, operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. The Company’s foreign currency exposure is primarily related to non-U.S. dollar denominated fixed income securities, the investment in the Japanese Life operation and certain foreign currency based individual fixed annuity contracts and its GMDB and GMIB benefits associated with its Japanese variable annuities.

Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. Changes in interest rates can potentially impact the Company’s profitability. In certain scenarios where interest rates are volatile, the Company could be exposed to disintermediation risk and a reduction in net interest rate spread or profit margins. The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities, including corporate bonds, ABS, CMBS, tax-exempt municipal securities and CMOs. The fair value of fixed maturities was $50.8 billion and $50.5 billion at December 31, 2005 and 2004, respectively. The fair value of fixed maturities and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. During periods of declining interest rates, paydowns on MBS and CMOs increase as the underlying mortgages are prepaid. During such periods, the Company generally will not be able to re-invest the proceeds of any such prepayments at comparable yields. Conversely, during periods of rising interest rates, the rate of prepayments generally declines, exposing the Company to the possibility of asset/liability cash flow and yield mismatch. The weighted average duration of the fixed maturity portfolio was approximately 5.3 and 5.0 years as of December 31, 2005 and 2004, respectively. In 2005, the duration of certain portfolios were modestly lengthened, which generated additional interest income.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, certain investment and universal life-type contracts and other insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The duration of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The duration of these products is short-term to intermediate term.
While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant actuarial (including mortality and morbidity) pricing and cash flow risks. Product examples include structured settlement contracts, on-benefit annuities (i.e. the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash out flows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, resulting in an investment return lower than that assumed in pricing. Average contract duration can range from less than one year to typically up to fifteen years.
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies the operation’s asset/liability duration matching policy. Occasionally, swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale due to changes in interest rates.
Interest rate caps and floors, swaptions and option contracts are primarily used to hedge against the risk of liability contract holder disintermediation in a rising interest rate environment, and to offset the changes in fair value of corresponding derivatives embedded in certain of the Company’s fixed maturity investments.
At December 31, 2005 and 2004, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $10.6 billion and $9.9 billion, respectively ($7.5 billion and $7.7 billion, respectively, related to investments and $3.1 billion and $2.2 billion, respectively, related to life liabilities). The fair value of these derivatives was $(22) and $41 as of December 31, 2005 and 2004, respectively.

Calculated Interest Rate Sensitivity
The after-tax change in the net economic value of investment contracts (e.g. guaranteed investment contracts) and certain other insurance product liabilities (e.g. short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company, are included in the following table along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Non-guaranteed separate account assets and liabilities and equity securities held for trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The hypothetical calculation of the estimated change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2005		2004

Basis point shift	-100	+ 100	-100	+ 100

Amount	$(48)	$10	$(73)	$15

The fixed liabilities included above represented approximately 45% and 50% of the Company’s general account liabilities as of December 31, 2005 and 2004, respectively. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines using scenario simulation techniques, and are evaluated on an annual basis, in compliance with regulatory requirements.
The after-tax change in fair value of the invested asset portfolios that support certain universal life-type contracts and other insurance contracts are shown in the following table. The cash flows associated with these liabilities are less predictable than fixed liabilities. The Company identifies the most appropriate investment strategy based upon the expected policyholder behavior and liability crediting needs. The hypothetical calculation of the estimated change in fair value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Fair Value As of December 31,
	2005		2004

Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$471	$(451)	$501	$(491)

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
Equity Risk
The Company’s operations are significantly influenced by changes in the equity markets. The Company’s profitability depends largely on the amount of assets under management, which is primarily driven by the level of sales, equity market appreciation and depreciation and the persistency of the in-force block of business. Prolonged and precipitous declines in the equity markets can have a significant effect on the Company’s operations, as sales of variable products may decline and surrender activity may increase, as customer sentiment towards the equity market turns negative. Lower assets under management will have a negative effect on the Company’s financial results, primarily due to lower fee income related to the Retail, Retirement Plans, Institutional and International,and to a lessor extent, the Individual Life segment, where a heavy concentration of equity linked products are administered and sold. Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
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

The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage these equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation in both product design and in equity market risk management and that, in the absence of this innovation, its market share could decline. Currently, the Company is experiencing lower levels of U.S. variable annuity sales as competitors continue to introduce equity guarantees of increasing risk and complexity. New product development is an ongoing process and during the fourth quarter of 2005, the Company introduced a new living income benefit, which guarantees a steady income stream for the life of the policyholder. Depending on customer acceptance and competitor reaction to the Company’s latest product innovation, the Company’s future level of sales is subject to a high level of uncertainty.
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS No. 133 (such as GMWBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, the change in value is not immediately reflected in net income. Under SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS No. 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS No. 133 (GMWB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS No. 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment (GMIB), such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $158, as of December 31, 2005. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, The Hartford pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Retail Products Group segment pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of December 31, 2005 is $6.5 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1.2 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $50 as of December 31, 2005. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract.. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.

The Company’s net amount at risk to the guaranteed death and income benefits offered in Japan was $9 as of December 31, 2005. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits. During 2005, the Company received regulatory approval and consummated a transaction to reinsure guaranteed minimum income benefit risk associated with the sale of variable annuities in Japan to Hartford Life and Annuity Insurance Company, a U.S. subsidiary.
In addition, the Company offers certain variable annuity products with a GMWB rider. GMWB is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. As of July 6, 2003, the Company exhausted all but a small portion of the reinsurance capacity for new business under the current arrangement and will be ceding only a very small number of new contracts subsequent to July 6, 2003. Substantially all new contracts with the GMWB are not covered by reinsurance. These unreinsured contracts are expected to generate volatility in net income as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging it’s unreinsured GMWB exposure using interest rate futures, S&P 500 Index and the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
During 2005, the Company periodically entered into forward starting Standard and Poor’s (“S&P”) 500 put options, as well as S&P index futures and interest rate swap contracts (“anticipated future sales hedges”) to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. As of December 31, 2005, there were no open anticipated future sales hedges and the net after-tax gain related to this hedge strategy was $8.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $46 loss and $8 gain before deferred policy acquisition costs and tax effects for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $45.5 billion and $166, respectively. As of December 31, 2004, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $37.7 billion and $170, respectively.
In December 2004 and August 2005, the Company purchased one and two year S&P 500 Index put option contracts to economically hedge certain liabilities that could increase if the equity markets decline. As of December 31, 2005 and 2004, the notional value related to this strategy was $1.1 billion and $1.9 billion, respectively, while the fair value related to this strategy was $14 and $32, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), causing volatility in GAAP net income. The Company anticipates employing similar strategies in the future, which could further increase volatility in GAAP net income.
Foreign Currency Exchange Risk
Foreign currency exchange risk exists with respect to investments in non-U.S. dollar denominated fixed maturities, primarily denominated in euro, sterling, yen and Canadian dollars, as well as investment in foreign operations, primarily Japan, and the yen based individual fixed annuity product and its GMDB and GMIB benefits associated with its Japanese variable annuities.
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2005 and 2004, were approximately $1.9 billion and $2.5 billion, respectively. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flow associated with certain foreign denominated fixed maturities. These foreign currency swap agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2005 and 2004, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional value of $2.0 billion and $1.7 billion, respectively, and total fair value of $(232) and $(503), respectively.
The functional currency of the Japanese operation is the Japanese yen. Accordingly, the premiums, claims, commissions and investment income are paid or received in yen. In addition, most of the Japanese operation’s investments are yen denominated. In 2003, the Company had entered into yen denominated forwards to hedge a substantial portion of the yen to U.S. dollar exchange rate volatility related to the net investment in the Japanese operation. The net investment in the Japanese operation was approximately $673 as of December 31, 2004. During the third quarter of 2005, the Company terminated its yen denominated forwards. The notional and fair value of the contracts terminated during the third quarter of 2005 was $408 and $17, respectively. At December 31, 2004, the derivatives used to hedge the net investment in the Japanese operation had a total notional and fair value of $401 and $(23), respectively. The after-tax net gains (losses) included in the foreign currency transaction adjustment associated with the net investment hedge was $12, $(14), and $(3) as of December 31, 2005, 2004, and 2003, respectively.
The yen based fixed annuity product is written by Hartford Life Insurance KK, a wholly-owned Japanese subsidiary of the Company, and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of the Company. The underlying investment strategy involves investing in US securities markets which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to US dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities with primarily pay variable U.S. dollar receive fixed yen, zero coupon currency swaps (“currency swaps”). As of December 31, 2005, the notional value and fair value of the currency swaps were $1.7 billion and $(179), respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. An after-tax net loss of $23 and a net gain of $2 for the years ended December 31, 2005 and 2004, respectively, which includes the changes in value of the currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Based on the fair values of non-U.S. dollar denominated investments and derivative instruments (including its yen based individual fixed annuity product) as of December 31, 2005 and 2004, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by an after-tax total of $6 and $9, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for hypothetical illustration of the potential impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

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
Dividends to Hartford Life, Inc. from its direct subsidiary, Hartford Life and Accident Insurance Company (“HLA”), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $1.4 billion in 2005, $319 in 2004 and $139 in 2003. The statutory net gain was $821, $1.0 billion and $1.0 billion in 2005, 2004 and 2003, respectively. Statutory capital and surplus as of December 31, 2005 and 2004 was $4.3 billion and $5.1 billion, respectively.
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
Sources of Liquidity
Shelf Registration
On May 15, 2001, Hartford Life filed with the SEC a shelf registration statement for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2005, the Company had $1.0 billion remaining on its shelf.
For a further discussion of the shelf registration statements, see Note 14 of Notes to Consolidated Financial Statements.
Contractual Obligations and Commitments
The following table identifies the Company’s contractual obligations by payment due period.

	Payments due by period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years

Long-term debt [1] [2]	$2,911	$78	$335	$128	$2,370

Operating leases	288	73	116	83	16

Policyholder obligations [3]	334,460	21,974	47,105	47,973	217,408
Purchase obligations [4]	44,933	1,160	20,553	—	23,220
Other long-term liabilities [5]	1,784	1,742	—	42	—

Total	$384,376	$25,027	$68,109	$48,226	$243,014

[1]	Includes contractual interest and principal payments. Payments exclude amounts associated with fair-value hedges of certain of the Company’s long-term debt. All long-term debt obligations have fixed rates of interest.

[2]	Long-term debt obligations also includes principal and interest payments of $200 and $676, respectively, related to junior subordinated debentures which are callable beginning in 2006.

[3]	Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends , and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account value, as described in Critical Accounting Estimates, and do not incorporate an expectation of future market growth, interest crediting, or future deposits . Therefore, the estimated contractual policyholder obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid claims and claim adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. Life expects to fully fund the general account obligations from cash flows from general account investments and future deposits and premiums.

[4]	Includes $562 in commitments to purchase investments, including $265 of limited partnerships and $297 of mortgage loans in less than one year, since the timing of funding the limited partnership commitments cannot be estimated. Payables for securities purchased of $301, which are reflected on the consolidated balance sheet, are also included.

[5]	As of December 31, 2005, the Company has accepted cash collateral of $60 and securities lending collateral of $819 in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than one year.

At December 31, 2005, the Company has outstanding commitments totaling $562, of which $265 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average 2 to 5 years) to fund working capital needs or purchase new investments. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $297 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to 3 years.
Capitalization
The capital structure of Hartford Life as of December 31, 2005 and 2004 consisted of debt and equity, summarized as follows:

	2005	2004

Short-term debt (includes current maturities of long-term debt)	$—	$—
Long-term debt (1)	1,050	1,050

Total debt	$1,050	$1,050

Equity excluding net unrealized capital gains on securities, net of tax	$8,751	7,994
Net unrealized capital gains on securities, net of tax	608	1,178

Total stockholder’s equity	$9,359	$9,172

Total capitalization	$10,409	$10,222

Debt to equity	11%	11%
Debt to capitalization	10%	10%

(1)	Includes junior subordinated debentures.
The Company’s total capitalization, excluding unrealized gains (losses) on securities and other, net of tax, increased $757, or 8%, from December 31, 2005 to December 31, 2004. The increase was primarily due to the result of net income of $1,152, and dividends declared of $300.
Debt
For a discussion of Debt, see Note 14 of Notes to Consolidated Financial Statements.
Dividends
The Company declared $300 in dividends to Hartford Holdings, Inc. for 2005. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company on a stand-alone basis and the impact of regulatory restrictions discussed in Liquidity Requirements below.
Cash Flow

	2005	2004	2003

Cash provided by operating activities	$1,539	$1,674	$1,425
Cash used for investing activities	(2,474)	(1,679)	(4,424)
Cash provided by financing activities	1,105	673	3,089
Cash — end of year	1,001	933	265

2005 Compared to 2004— The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, net of the activity in the equity securities, held for trading purposes, and timing of the settlement of receivables and payables. The cash used for investing activities as compared to the prior year period was lower primarily due to higher sales of investments, partially offset by slightly higher purchases of investments. The decrease in net cash provided by financing activities was primarily due to a decrease in net receipts from policyholders accounts related to investment and universal life contracts, the shift in capital structure associated with debt repayments, and increased dividends to shareholders, partially offset by capital contributions. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.
2004 Compared to 2003— The increase in cash provided by operating activities was primarily the result of the timing of funds received for policyholder accounts, net of the activity in the equity securities, held for trading purposes, and timing of the settlement of receivables and payables. The cash used for investing activities as compared to the prior year period was lower primarily due to higher sales of investments, partially offset by slightly higher purchases of investments. The decrease in net cash provided by financing activities was primarily due to a decrease in net receipts from policyholders accounts related to investment and universal life contracts, the shift in capital structure associated with debt repayments, and increased dividends to shareholders, partially offset by capital contributions. Operating cash flows in both periods have been more than adequate to meet liquidity requirements.
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
The following table summarizes Hartford Life’s significant member companies’ financial ratings from the major independent rating organizations as of February 22, 2006.

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—		—
Hartford Life and Annuity	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-		—
Hartford Life Limited (Ireland)	—	—	AA-		—
Other Ratings
Hartford Life, Inc.:
Senior debt	a-	A	A-		A3
Commercial paper	AMB-1	F1	A-2	P	-2
Hartford Life, Inc.:
Capital II trust preferred securities	bbb	A-	BBB	Baa1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P	-1
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department.
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) has regulations establishing minimum capitalization requirements based on risk-based capital (“RBC”) formulas for both life and property and casualty companies. The requirements consist of formulas, which identify companies that are undercapitalized and require specific regulatory actions. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks. As of December 31, 2005, Hartford Life had more than sufficient capital to meet the NAIC’s minimum RBC requirements.
NAIC Developments
Changes to the NAIC RBC Requirements for Variable Annuities with Guarantees – C-3 Phase II Capital
On October 14, 2005 the Executive Committee of the NAIC formally adopted the provisions of the C-3 Phase II Capital project with an effective date of December 31, 2005 for NAIC RBC purposes.
The C-3 Phase II Capital project addresses the equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefit guarantees including GMWBs. The capital requirements under C-3 Phase II are principle-based, which represents a change from the current factor-based approach. Under the new methodology, capital requirements are determined at a point in time using stochastic scenario testing and give credit for risk management strategies employed such as hedging and reinsurance. The company expects the capital requirements to fluctuate primarily with changes in market levels and returns.
As at December 31, 2005 the implementation of C-3 Phase II Capital requirements had a positive impact on the Hartford’s life insurance companies’ NAIC RBC ratio.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to the Company’s legal proceedings, please see Item 3, “Legal Proceedings”.
Dependence on Certain Third Party Relationships — The Company distributes its annuity and life insurance products through a variety of distribution channels, including broker-dealers, banks, wholesalers, its own internal sales force and other third party organizations. The Company periodically negotiates provisions and renewals of these relationships and there can be no assurance that such terms will remain acceptable to the Company or such third parties. An interruption in the Company’s continuing relationship with certain of these third parties could materially affect the Company’s ability to market its products.
For a discussion regarding contingencies related to the manner in which the Company compensates brokers and other producers, please see “Overview—Broker Compensation” above.
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect the Company, please see “Overview—Regulatory Developments” above.
On October 21, 2004, the Financial Services Agency (“FSA”), the Company’s primary regulator in Japan, issued regulations concerning new reserving methodologies and Solvency Margin Ratio (“SMR”) standards for variable annuity contracts. The regulations allow a “Standard” methodology and an “Alternative” methodology to determine required reserve levels and SMR standards. On December 27, 2004, the FSA also issued administrative guidelines that describe the detailed requirements under the two methodologies. The regulations became effective as of April 1, 2005.
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
Legislative Initiatives
Legislation introduced in Congress would provide for new retirement and savings vehicles designed to simplify retirement plan administration and expand individual participation in retirement savings plans. If enacted, these proposals could have a material effect on sales of the Company’s life insurance and investment products. Prospects for enactment of this legislation in 2006 are uncertain.
In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional action with respect to these efforts is unclear.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth in the Capital Markets Risk Management section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2005.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
PART III
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2005 and 2004.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
(1) Audit fees	$7,017,089	$5,779,019
(2) Audit-related fees(a)	57,152	475,546
(3) Tax fees(b)	12,456	40,952
(4) All other fees(c)	—	20,000
(a) Fees for the year ended December 31, 2005 principally consisted of internal control reviews, Fees for the year ended December 31, 2004 principally consisted of due diligence assistance and services relating to business acquisitions and divestitures and internal control reviews.
(b) Principally consisted of domestic and international tax compliance services and tax examination assistance.
(c) Fees for the year ended December 31, 2004 principally consisted of participation in a survey.
The Hartford’s Audit Committee (the “Committee”) concluded that the provision of the non-audit services provided to The Hartford by the Deloitte Entities during 2004 and 2005 was compatible with maintaining the Deloitte Entities’ independence.
The Committee has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Committee pre-approve specifically described audit, audit-related and tax services, annually. For the annual pre-approval, the Committee approves categories of audit services, audit-related services and tax services, and related fee budgets. For all pre-approvals, the Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission and the Public Company Accounting Oversight Board on auditor independence. The independent registered public accounting firm and management report to the Committee on a timely basis regarding the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the limits approved by the Committee. The

Committee’s policies require specific pre-approval of all internal control-related services and all other permitted services on an individual project basis. As provided by the Committee’s policies, the Committee has delegated to its Chairman the authority to address any requests for pre-approval of services between Committee meetings, up to a maximum of $100,000. The Chairman must report any pre-approvals to the full Committee at its next scheduled meeting.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of Hartford Life, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedules listed in the Index at S-1 to S-6. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hartford Life, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 of the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 22, 2006

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
(In millions)	2005	2004	2003

Revenues
Fee income and other	$4,000	$3,464	$2,891
Earned premiums	4,203	4,072	3,086
Net investment income
Securities available-for-sale and other	2,998	2,876	2,041
Equity securities held for trading	3,847	799	—

Total net investment income	6,845	3,675	2,041
Net realized capital (losses) gains	(25)	164	26

Total revenues	15,023	11,375	8,044

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	9,809	6,630	4,616
Insurance expenses and other	2,485	2,116	1,544
Amortization of deferred policy acquisition costs and present value of future profits	1,172	993	755
Dividends to policyholders	37	29	63
Interest expense	80	97	117

Total benefits, claims and expenses	13,583	9,865	7,095

Income before income tax expense and cumulative effect of accounting changes	1,440	1,510	949
Income tax expense	288	168	180

Income before cumulative effect of accounting changes	1,152	1,342	769

Cumulative effect of accounting changes, net of tax	—	(23)	—

Net income	$1,152	$1,319	$769

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2005	2004

Assets
Investments
Fixed maturities, available for sale, at fair value (amortized cost of $49,615 and $47,962)	$50,812	$50,531
Equity securities, available for sale, at fair value (cost of $781 and $506)	800	525
Equity securities, trading securities, at fair value (cost of $19,570 and $12,514)	24,034	13,634
Policy loans, at outstanding balance	2,016	2,662
Mortgage loans on real estate	1,513	923
Other investments	609	441

Total investments	79,784	68,716
Cash	1,001	933
Premiums receivable and agents’ balances	426	391
Reinsurance recoverables	800	993
Deferred policy acquisition costs and present value of future profits	8,567	7,437
Deferred income taxes	(633)	(747)
Goodwill	796	796
Other assets	2,148	1,911
Separate account assets	150,875	140,023

Total assets	$243,764	$220,453

Liabilities
Reserve for future policy benefits	$12,777	$12,250
Other policyholder funds	64,452	52,833
Long-term debt	1,050	1,050
Other liabilities	5,251	5,125
Separate account liabilities	150,875	140,023

Total liabilities	234,405	211,281

Commitments and Contingent Liabilities, Note 12	—	—

Stockholder’s Equity
Common Stock - 1,000 shares authorized, issued and outstanding Par value $0.01	—	—
Capital surplus	3,094	3,094
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	608	1,178
Foreign currency translation adjustments	(79)	16

Total accumulated other comprehensive income	529	1,194

Retained earnings	5,736	4,884

Total stockholder’s equity	9,359	9,172

Total liabilities and stockholder’s equity	$243,764	$220,453

See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholder’s Equity

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains on	Hedging	Currency		Total
	Common	Capital	Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

2005

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172
Comprehensive income
Net income						1,152	1,152

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (3)			(639)				(639)
Net loss on cash flow hedging instruments				69			69
Cumulative translation adjustments					(95)		(95)

Total other comprehensive income							(665)

Total comprehensive income							487

Dividends declared						(300)	(300)

Balance, December 31, 2005	$—	$3,094	$709	$(101)	$(79)	$5,736	$9,359

2004

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059
Comprehensive income
Net income						1,319	1,319

Other comprehensive income, net of tax (1)
Cumulative effect of accounting change (2)			292				292
Net change in unrealized capital gains on securities (3)			128				128
Net loss on cash flow hedging instruments				(145)			(145)
Cumulative translation adjustments					59		59

Total other comprehensive income							334

Total comprehensive income							1,653

Dividends declared						(145)	(145)
Capital contribution from parent		605					605

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172

2003

Balance, December 31, 2002	$—	$1,970	$621	$126	$(39)	$3,010	$5,688
Comprehensive income
Net income						769	769

Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (3)			307				307
Net gain on cash flow hedging instruments				(151)			(151)
Cumulative translation adjustments					(4)		(4)

Total other comprehensive income							152

Total comprehensive income							921

Dividends declared						(69)	(69)
Capital contribution from parent		519					519

Balance, December 31, 2003	$—	$2,489	$928	$(25)	$(43)	$3,710	$7,059

(1)	Net change in unrealized capital gain on securities is reflected net of tax provision of $(344), $69, and $165 for the years ended December 31, 2005, 2004 and 2003, respectively. Net (loss) gain on cash flow hedging instruments is net of tax (benefit) provision of $37 and $(86) for the years ended December 31, 2005 and 2004, respectively. There is no tax effect on cumulative translation adjustments.

(2)	Net change in unrealized capital gain on securities, net of tax, includes cumulative effect of accounting change of $(23) to net income and $20 to net gain on cash flow hedging instruments.

(3)	There were reclassification adjustments for after-tax gains (losses) realized in net income of $20, $ 97, and $24 for the years ended December 31, 2005, 2004 and 2003, respectively.
See Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2005	2004	2003

Operating Activities
Net income	$1,152	$1,319	$769
Adjustments to reconcile net income to net cash provided by operating activities
Net realized capital (gains) losses	25	(164)	(26)
Cumulative effect of accounting changes, net of tax	—	23	—
Amortization of deferred policy acquisition costs and present value of future profits	1,171	993	755
Additions to deferred policy acquisition costs and present value of future profits	(2,071)	(1,968)	(1,626)
Depreciation and amortization (accretion)	355	(39)	137
Decrease (increase) in premiums receivable and agents’ balances	(34)	(56)	1
Increase (decrease) in other liabilities	522	(83)	467
Increase in receivables	30	(290)	(65)
Increase in accrued liabilities and payables	37	235	298
(Decrease) increase in accrued tax	(157)	(31)	(36)
Decrease (increase) in deferred income tax	175	291	153
Amortization of sales inducements	39	30	68
Additions to deferred sales inducements	(85)	(141)	(136)
Increase in future policy benefits	487	872	928
Net increase in equity securities, held for trading	(12,872)	(7,409)	—
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	13,087	7,909	—
Decrease (increase) in reinsurance recoverables	14	(41)	35
(Increase) decrease in other assets	(336)	224	(297)

Net cash provided by operating activities	1,539	1,674	1,425

Investing Activities
Purchases of investments	(24,288)	(19,882)	(15,286)
Sales of investments	19,166	14,788	7,787
Maturity and principal paydowns of fixed maturity investments	2,733	3,506	3,540
Purchase of business/affiliate, net of cash acquired	—	(58)	(464)
Other	(85)	(33)	(1)

Net cash used for investing activities	(2,474)	(1,679)	(4,424)

Financing Activities
Capital contribution from parent	—	605	519
Repayment of short term debt	—	(505)	—
Proceeds from issuance of long-term debt	—	—	230
Repayments of company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	—	(250)	—
Dividends paid	(282)	(139)	(69)
Net receipts from investment and universal life—type contracts	1,387	962	2,409

Net cash provided by financing activities	1,105	673	3,089

Net increase in cash	170	668	90
Impact of foreign exchange	(102)	—	(4)
Cash — beginning of year	933	265	179

Cash — end of year	$1,001	$933	$265

Supplemental Disclosure of Cash Flow Information
Net cash paid (received) during the year for:
Income taxes	$240	$66	$50
Interest	$79	$94	$115
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
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation. The Company reclassified amounts assessed against certain contractholder balances in 2004 from net investment income to fee income.
Adoption of New Accounting Standards
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 provided a model for determining when unrealized holding losses on debt and equity securities should be deemed other-than-temporary impairments and the impairments recognized as realized losses. In addition, EITF Issue No. 03-1 provided clarified guidance on the subsequent accounting for debt securities that are other-than-temporarily impaired and established certain disclosure requirements regarding investments in an unrealized loss position. The disclosure requirements were retroactively effective for the year ended December 31, 2003 and are included in Note 4 of Notes to Consolidated Financial Statements. The Financial Accounting Standards Board (“FASB”) subsequently voted to delay the implementation of the other provisions of EITF Issue No. 03-1 in order to redeliberate certain aspects.
In November 2005, the FASB released FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which effectively replaces EITF Issue No. 03-1. FSP 115-1 contains a three-step model for evaluating impairments and carries forward the disclosure requirements in EITF Issue No. 03-1 pertaining to securities in an unrealized loss position. Under the model, any security in an unrealized loss position is considered impaired; an evaluation is made to determine whether the impairment is other-than-temporary; and, if an impairment is considered other-than–temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. FSP 115-1 references existing other-than-temporary impairment guidance for determining when an impairment is other-than-temporary and clarifies that subsequent to the recognition of an other-than-temporary impairment loss for debt securities, an investor shall account for the security using the constant effective yield method. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FSP 115-1 upon issuance. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations.
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

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Generally, SFAS 150 requires liability classification for two broad classes of financial instruments: (a) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares regardless of whether the instrument is settled on a net-cash or gross-physical basis and (b) obligations that (i) can be settled in shares but derive their value predominately from another underlying instrument or index (e.g. security prices, interest rates, and currency rates), (ii) have a fixed value, or (iii) have a value inversely related to the issuer’s shares. Mandatorily redeemable equity and written options requiring the issuer to buyback shares are examples of financial instruments that should be reported as liabilities under this new guidance. SFAS 150 specifies accounting only for certain freestanding financial instruments and does not affect whether an embedded derivative must be bifurcated and accounted for separately. SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and for all other instruments beginning with the first interim reporting period beginning after June 15, 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial condition or results of operations.
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which required an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). A VIE is an entity in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The initial determination of whether an entity is a VIE shall be made on the date at which an enterprise becomes involved with the entity. An enterprise shall consolidate a VIE if it has a variable interest that will absorb a majority of the

VIEs expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs established or purchased subsequent to January 31, 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs which required consolidation.
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
Future Adoption of New Accounting Standards
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets”. This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007 although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact recorded at adoption; however, the standard could affect the future income recognition for securitized financial assets because there may be more embedded derivatives identified with changes in fair value recognized in net income.
In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Initial application of SOP 05-1 should be as of the beginning of the entity’s fiscal year. The Company is expected to adopt SOP 05-1 effective January 1, 2007. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the impact has not yet been determined.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission deferred the required effective date for adoption to annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods include prospective and retrospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS 123, at the beginning of the first quarter of adoption of SFAS 123R; while the retrospective methods would record compensation expense for all unvested stock-based awards beginning with the first period restated. The Company will adopt SFAS 123R in the first quarter of fiscal 2006 using the prospective method. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and; therefore, the adoption is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
Stock-Based Compensation
The Hartford has an incentive stock plan (the “2005 Stock Plan”) which permits the Hartford to grant non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, or restricted stock units, or any combination of the foregoing. In January 2003, the Hartford began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. The fair value of stock-based awards granted by the Hartford during the years ended December 31, 2005, 2004 and 2003 were $42, $40 and $35, respectively, after-tax. The fair value of these awards will be recognized as expense over the awards’ vesting periods, generally three years.
Prior to January 1, 2004, the Company used the Black-Scholes model to determine the fair value of the Hartford’s stock-based compensation. For all awards granted or modified on or after January 1, 2004, the Hartford uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates the Hartford’s historical forfeiture and exercise experience to determine the option value. For these reasons, the Hartford believes the valuation model provides a fair value that is more representative of actual experience than the value calculated under the Black-Scholes model.
All stock-based awards granted or modified prior to January 1, 2003 continue to be valued using the intrinsic value-based provisions set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, compensation expense is determined on the measurement date, which is the first date on which both the number of shares the employee is entitled to receive and the exercise price are known. Compensation expense, if any, is measured based on the award’s intrinsic value, which is the excess of the market price of the stock over the exercise price on the measurement date, and is recognized over the award’s vesting period. The expense, including non-option plans, related to stock-based employee compensation included in the determination of net income for the years ended December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the effective date of SFAS No. 123. For further discussion of the Hartford’s stock-based compensation plans, see Note 17.
Investments
The Company’s investments in fixed maturities, which include bonds, redeemable preferred stock and commercial paper; and certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and accordingly, are carried at fair value with the after-tax difference from cost or amortized cost, as adjusted for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments, reflected in stockholders’ equity as a component of accumulated other comprehensive income (“AOCI”). The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance, which approximates fair value. Mortgage loans on real estate are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances, if any. Other investments primarily consist of limited partnership interests and derivatives. Limited partnerships are accounted for under the equity method and accordingly the Company’s share of partnership earnings are included in net investment income. Derivatives are carried at fair value.
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
Prices from independent pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain of the Company’s asset-backed (“ABS”) and commercial mortgage-backed securities (“CMBS”) are priced via broker quotations. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from an independent third party service or an independent broker quotation. The pricing matrix begins with current treasury rates and uses credit spreads and issuer-specific yield adjustments received from an independent third party source to determine the market price for the security. The credit spreads, as assigned by a nationally recognized rating agency, incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The issuer-specific yield adjustments, which can be positive or negative, are updated twice annually, as of June 30 and December 31, by an independent third party source and are intended to adjust security prices for issuer-specific factors. The matrix-priced securities at December 31, 2005 and 2004, primarily consisted of non-144A private placements and have an average duration of 4.9 and 4.8 years, respectively.
The following table identifies the fair value of fixed maturity securities by pricing source as of December 31, 2005 and 2004.

	2005		2004
		Percentage		Percentage
		of Total Fair		of Total Fair
	Fair Value	Value	Fair Value	Value

Priced via independent market quotations	$42,535	83.7%	$41,268	81.7%
Priced via broker quotations	2,433	4.8%	3,343	6.6%
Priced via matrices	4,359	8.6%	4,018	7.9%
Priced via other methods	151	0.3%	31	0.1%
Short-term investments [1]	1,334	2.6%	1,871	3.7%

Total	$50,812	100.0%	$50,531	100.0%

[1]	Short-term investments are primarily valued at amortized cost, which approximates fair value.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.
Other-Than-Temporary Impairments on Available-for-Sale Securities
One of the significant estimates inherent in the valuation of investments is the evaluation of investments for other-than-temporary impairments. The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. The Company’s accounting policy requires that a decline in the value of a security below its cost or amortized cost basis be assessed to determine if the decline is other-than-temporary. If the security is deemed to be other-than-temporarily impaired, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost or amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to cost or amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. The Company has a security monitoring process overseen by a committee of investment and accounting professionals (“the committee”) that identifies securities that, due to certain characteristics, as described below, are subjected to an enhanced analysis on a quarterly basis.
Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. Non-EITF Issue No. 99-20 securities depressed by twenty percent or more for six months are presumed to be other-than-temporarily impaired unless significant objective verifiable evidence supports that the security price is temporarily depressed and is expected to recover within a reasonable period of time. The evaluation of non-EITF Issue No. 99-20 securities depressed more than ten percent is documented and discussed quarterly by the committee.
For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. As a result, actual results may differ from current estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Mortgage Loan Impairments
Mortgage loans on real estate are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. For mortgage loans that are determined to be impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Changes in valuation allowances are recorded in net realized capital gains and losses.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses when investment losses in value are deemed other-than-temporary. Foreign currency transaction remeasurements are also recognized within net realized capital gains and losses. Net realized capital gains and losses on security transactions associated with the Company’s immediate participation guaranteed contracts are recorded and offset by amounts owed to policyholders and were less than $1 for the years ended December 31, 2005 and 2004 and were $1 for the year ended December 31, 2003. Under the terms of the contracts, the net realized capital gains and losses will be credited to policyholders in future years as they are entitled to receive them.
Net Investment Income
Interest income from fixed maturities and mortgage loans on real estate is recognized when earned on the constant effective yield method based on estimated principal repayments, if applicable. For fixed maturities subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future principal repayments. These adjustments are accounted for using the retrospective method for highly-rated fixed maturities, and the prospective method for non-highly rated securitized financial assets. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For partnership investments, the equity method of accounting is used to recognize the Company’s share of partnership earnings. For investments that have had an other-than-temporary impairment loss, income is earned on the constant effective yield method based upon the new cost basis and the amount and timing of future estimated cash flows.
Net investment income on equity securities held for trading includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in Japan. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting as provided in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP) 03-1, “Accounting & Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, claims and claim adjustment expenses.
Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, price or currency exchange rate volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. For a further discussion of derivative instruments, see the Derivative Instruments section of Note 4.
The Company’s derivative transactions are used in strategies permitted under the derivatives use plans filed and/or approved, as applicable, by the State of Connecticut, the State of Illinois and the State of New York insurance departments. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits.
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivatives are recognized on the balance sheet at fair value. Other than the guaranteed minimum withdrawal benefit (“GMWB”) rider and the associated reinsurance contracts, which are discussed below, approximately 85% and 72% of derivatives, based upon notional values, were priced via valuation models, while the remaining 15% and 28% of derivatives were priced via broker quotations, as of December 31, 2005 and 2004, respectively. The derivative contracts are reported as assets or liabilities in other investments and other liabilities, respectively, in the consolidated balance sheets, excluding embedded derivatives and GMWB reinsurance contracts. Embedded derivatives are recorded in the consolidated balance sheets with the associated host instrument. GMWB reinsurance contract amounts are recorded in reinsurance recoverables in the consolidated balance sheets.

On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash-flow” hedge), (3) a foreign-currency fair value or cash-flow hedge (“foreign-currency” hedge), (4) a hedge of a net investment in a foreign operation or (5) held for other investment and risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.
Fair-Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic derivative net coupon settlements are recorded in net investment income with the exception of hedges of Company issued debt which are recorded in interest expense.
Cash-Flow Hedges
Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of income in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in net investment income.
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
Other Investment and Risk Management Activities
The Company’s other investment and risk management activities primarily relate to strategies used to reduce economic risk, enhance income, or replicate permitted fixed income investments, and do not receive hedge accounting treatment. Changes in the fair value, including periodic net coupon settlements, of derivative instruments held for other investment and risk management purposes are reported in current period earnings as net realized capital gains and losses.
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair-value, cash-flow, foreign-currency or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, certain hedging relationships are considered highly effective if the changes in the fair value or discounted cash flows of the hedging instrument are within a ratio of 80-125% of the inverse changes in the fair value or discounted cash flows of the hedged item. Hedge ineffectiveness is measured using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Depending on the hedging strategy, quantitative methods may include the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method” and the “Dollar Offset Method”.
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is dedesignated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.

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
In other situations in which hedge accounting is discontinued on a cash-flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item.
Embedded Derivatives
The Company purchases and issues financial instruments and products that contain embedded derivative instruments. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses.
Credit Risk
The Company’s derivatives counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness, and typically requires credit enhancement/credit risk reducing agreements. By using derivative instruments, the Company is exposed to credit risk, which is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. When the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company and, therefore, exposes the Company to credit risk. Credit exposures are generally quantified daily, netted by counterparty for each legal entity of the Company, and then collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds exposure policy thresholds. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties that are monitored by the Company’s internal compliance unit and reviewed frequently by senior management. In addition, the compliance unit monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that all derivative contracts, with the exception of exchange-traded contracts and currency forward purchase or sale contracts, be governed by an International Swaps and Dealers Association Master Agreement which is structured by legal entity and by counterparty and permits the right of offset. In addition, the Company periodically enters into swap agreements in which the Company assumes credit exposure from a single entity, referenced index or asset pool.
Product Derivatives and Risk Management
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has recently added a feature, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder for the GMWB over the
Attributed Fees are associated with the host variable annuity contract recorded in fee income.
For contracts issued prior to July 2003, the Company has a reinsurance arrangement in place to transfer its risk of loss due to GMWB. This arrangement is recognized as a derivative and carried at fair value in reinsurance recoverables. Changes in the fair value of both the derivative assets and liabilities related to the reinsured GMWB are recorded in net realized capital gains and losses. As of July 2003, the Company had substantially exhausted all of its reinsurance capacity, with respect to contracts issued after July 2003, and began hedging its exposure to the GMWB rider using a sophisticated program involving interest rate futures, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts and Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. For the years ended December 31, 2005, 2004 and 2003, net realized capital gains and losses included the change in market value of the embedded derivative related to the GMWB liability, the derivative reinsurance arrangement and the related derivative contracts that were purchased as economic hedges, the net effect of which was a $46 loss, $8 gain and $6 gain, before deferred policy acquisition costs and tax effects, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of December 31, 2005, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Separate Accounts
The Company maintains separate account assets and liabilities, which are reported at fair value. Separate accounts reflect two categories of risk assumption: non-guaranteed separate accounts, wherein the policyholder assumes the investment risk, and guaranteed separate accounts, wherein the Company contractually guarantees either a minimum return or account value to the policyholder. Non-guaranteed separate account assets are segregated from other investments and investment income and gains and losses accrue directly to the policyholder.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At December 31, 2005 and 2004, the carrying value of the Company’s Life DAC asset was $8.6 billion and $7.4 billion, respectively.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to the present value of annual expected premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the years ended December 31, 2005, 2004 and 2003, was an increase to amortization of $18, $16 and $38, respectively.

Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGP’s for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. For prior year cohorts, the Company’s separate account return assumption, at the time those cohorts’ account values and related EGPs were projected was 9.0% for U.S. products and 5.4% for Japanese products.
Unlock Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions used to project account values and the related EGPs, are not revised unless the EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company was to revise assumptions used for prior year cohorts, thereby changing its estimate of projected account value, and the related EGPs, in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes, in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the prior assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the assumptions in prior year cohorts used to project account value and the related EGPs, in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of December 31, 2005, the present value of the EGPs used in the DAC amortization models, for variable annuities and variable universal life business, fell within the statistical range of reasonable EGPs. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions, in those DAC amortization models, for 2004 and prior cohorts.
Aside from absolute levels and timing of market performance, additional factors that will influence the unlock determination include the degree of volatility in separate account fund performance and shifts in asset allocation within the separate account made by policyholders. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,248 on December 31, 2005), although no assurance can be provided that this correlation will continue in the future.
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
The Company has classified its institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts, as investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Policyholder funds include funding agreements held by VIE issuing medium-term notes.
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
Participating life insurance inforce accounted for 3%, 5%, and 6% as of December 31, 2005, 2004 and 2003, respectively, of total life insurance in force. Dividends to policyholders were $37, $29, and $63 for the years ended December 31, 2005, 2004 and 2003, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (“The

Hartford mutual funds”), families of 48 mutual funds and 1 closed end fund. The Company charges fees to the shareholders of the mutual funds, which are recorded as revenue by the Company. Investors can purchase “shares” in the mutual funds, all of which are registered with the Securities and Exchange Commission (“SEC”), in accordance with the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s consolidated financial statements since they are not assets, liabilities and operations of the Company.
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
Note 3. Segment Information
Life has realigned its reportable operating segments during 2005 to include six reportable operating segments: Retail Products Group (“Retail”), Retirement Plans, Institutional Solutions Group (“Institutional”), Individual Life, Group Benefits and International.
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, 529 college savings plans, Canadian and offshore investment products.
Retirement Plans provides products and services to corporations pursuant to Section 401(k), previously included in Retail, and provides products and services to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b), previously included in Institutional.
Institutional offers institutional liability products, including stable value products, structured settlements and institutional annuities (primarily terminal funding cases), as well as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, interest sensitive whole life and term life insurance.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, group retiree health and medical stop loss.
International, which primarily has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Life also includes in an Other category its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; interest expense; net realized capital gains and losses on fixed maturity sales generated from movements in interest rates, less amortization of those gains or losses back to the reportable segments; net realized capital gains and losses generated from credit related events, less a credit risk fee charged to the reportable segments; net realized capital gains and losses from non-qualifying derivative strategies (including embedded derivatives) other than the net periodic coupon settlements on credit derivatives and the net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Life’s yen based fixed annuity, which are allocated to the reportable segments; the mark-to-market adjustment for the equity securities held for trading reported in net investment income and the related change in interest credited reported as a component of benefits, claims and claim adjustment expenses since these items are not considered by Life’s chief operating decision maker in evaluating the International results of operations; and intersegment eliminations.
The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies in Note 1. Life evaluates performance of its segments based on revenues, net income and the segment’s return on allocated capital. The Company charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Intersegment revenues primarily occur between Life’s Other category and the operating segments. These amounts primarily include interest income on allocated surplus, interest charges on excess separate account surplus, the allocation of net realized capital gains and losses and the allocation of credit risk charges. Each operating segment is allocated corporate surplus as needed to support its business. Portfolio management is a corporate function and net realized capital gains and losses on invested assets are recognized in Life’s Other category. Those net realized capital gains and losses that are interest rate related are subsequently allocated back to the operating segments in future periods, with interest, over the average estimated duration of the operating segment’s investment portfolios, through an adjustment to each respective operating segment’s realized capital gains and losses, with an offsetting adjustment in the Other category. Net realized capital gains and losses from non-qualifying derivative strategies, including embedded derivatives, are retained by Corporate and reported in the Other category. International reports net periodic coupon settlements on the cross currency swap used to economically hedge currency and interest rate risk generated from sales of the Company’s yen-based fixed annuity. Net realized capital gains and losses generated from credit related events, other than net periodic coupon settlements on credit derivatives, are retained by Corporate. However, in exchange for retaining credit related losses, the Other category charges each operating segment a “credit-risk” fee through realized capital gains and losses. The “credit-risk” fee covers fixed income assets included in each operating segment’s general account and guaranteed separate accounts. The “credit-risk” fee is based upon historical default rates in the corporate bond market, the Company’s actual default experience and estimates of future losses. The Company’s revenues are primarily derived from customers within the United States. The Company’s long-lived assets primarily consist of deferred policy acquisition costs and deferred tax assets from within the United States.
The positive (negative) impact on realized gains and losses of the segments for allocated interest-rate related realized gains and losses and the credit-risk fees were as follows:

	2005	2004	2003

Retail Products Group
Realized gains (losses)	$34	$24	$1
Credit risk fees	(26)	(22)	(14)
Retirement Plans
Realized gains (losses)	6	5	5
Credit risk fees	(8)	(8)	(7)
Institutional Solutions Group
Realized gains (losses)	13	9	7
Credit risk fees	(19)	(17)	(14)
Individual Life
Realized gains (losses)	11	13	0
Credit risk fees	(6)	(6)	(6)
Group Benefits
Realized gains (losses)	10	8	7
Credit risk fees	(9)	(9)	(5)
Other
Realized gains (losses)	(74)	(59)	(20)
Credit risk fees	68	62	46

Total	$—	$—	$—

	For the years ended December 31,
Revenues by Product Line	2005	2004	2003

Revenues
Earned premiums, fees, and other considerations
Retail
Individual annuity	$1,780	$1,618	$1,310
Retail mutual funds	416	393	303
Other	77	13	7

Total Retail	2,273	2,024	1,620
Retirement Plans
401(k)	111	81	52
Governmental	51	50	46

Total Retirement Plans	162	131	98
Institutional
Institutional	518	474	790
PPLI	105	150	147

Total Institutional	623	624	937
Individual Life

Total Individual Life	769	746	727

Group Benefits
Group disability	1,749	1,602	1,010
Group life	1,643	1,655	1,012
Other	418	395	340

Total Group Benefits	3,810	3,652	2,362
International

Total International	483	240	90

Other	83	119	143

Total Life premiums, fees, and other considerations	8,203	7,536	5,977
Net investment income [1]	6,845	3,675	2,041
Net realized capital gains (losses)	(25)	164	26

Total	$15,023	$11,375	$8,044

[1]	Amounts reported in 2003 are prior to the adoption of SOP 03-1.

	For the years ended December 31,
Net Income (Loss)	2005	2004	2003

Retail	$622	$503	$412
Retirement Plans	75	66	42
Institutional [1]	88	68	32
Individual Life	166	155	145
Group Benefits	272	229	148
International	96	39	13
Other [2] [3]	(167)	259	(23)

Total	$1,152	$1,319	$769

[1]	2003 includes $40 of after-tax expense related to the settlement of certain litigation.

[2]	For the year ended December 31, 2004 Life includes a $190 tax benefit recorded in its Other category, which relates to an agreement with the IRS on the resolution of matters pertaining to tax years prior to 2004. For further discussion of this tax benefit, see Note 12.

[3]	For the year ended December 31, 2005, reflects an after-tax charge of $102 to reserve for investigations related to market timing by the SEC and New York Attorney General’s Office directed brokerage by the SEC and single premium group annuities by the New York Attorney General’s Office and the Connecticut Attorney General’s Office, as discussed in Note 12.

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2005	2004	2003

Retail	$744	$647	$498
Retirement Plans	26	29	17
Institutional	32	26	28
Individual Life	205	185	177
Group Benefits	31	23	18
International	133	77	32
Other	1	6	(15)

Total	$1,172	$993	$755

	For the years ended December 31,
Income tax expense (benefit)	2005	2004	2003

Retail	$85	$105	$71
Retirement Plans	23	22	16
Institutional	32	26	9
Individual Life	72	71	64
Group Benefits	90	83	43
International	65	12	2
Other [1]	(79)	(151)	(25)

Total	$288	$168	$180

[1]	Life includes tax benefits reflecting the impact of audit settlements of $190 for the year ended December 31, 2004.

Geographical Segment Information	For the years ended December 31,
Revenues	2005	2004	2003

North America	$10,652	$10,326	$7,954
Other	4,371	1,049	90

Total revenues	$15,023	$11,375	$8,044

	As of December 31,
Assets	2005	2004

Retail	$120,438	$115,504
Retirement Plans	20,064	17,142
Institutional	48,751	44,914
Individual Life	12,950	12,328
Group Benefits	8,438	8,243
International	27,822	16,088
Other	5,301	6,234

Total	$243,764	$220,453

	As of December 31,
DAC	2005	2004

Retail	$4,714	$4,401
Retirement Plans	405	264
Institutional	81	57
Individual Life	1,975	1,807
Group Benefits	95	70
International	1,281	821
Other	16	17

Total	$8,567	$7,437

4. Investments and Derivative Instruments

	For the years ended December 31,
Components of Net Investment Income	2005	2004	2003

Fixed maturities	$2,659	$2,493	$1,673
Equity securities held for trading	3,847	799	—
Policy loans	144	186	210
Other investments	241	232	181
Gross investment income	6,891	3,710	2,064
Less: Investment expenses	46	35	23

Net investment income	$6,845	$3,675	$2,041

Components of Net Realized Capital Gains (Losses)

Fixed maturities	$51	$181	$19
Equity securities	4	5	(7)
Foreign currency transaction remeasurements	157	(6)	—
Derivatives and other [1]	(237)	(16)	14

Net realized capital gains (losses)	$(25)	$164	$26

[1]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

	For the years ended December 31,
Components of Net Unrealized Gains (Losses) on Available-for-Sale Securities	2005	2004	2003

Fixed maturities	$1,197	$2,569	$1893
Equity securities	19	19	22
Net unrealized gains credited to policyholders	(9)	(20)	(63)

Net unrealized gains	1,207	2,568	1,852
Deferred income taxes and other items	498	1,220	924
Net unrealized gains, net of tax – end of year	709	1,348	928
Net unrealized gains, net of tax – beginning of year	1,348	928	621

Change in unrealized gains (losses) on available-for-sale securities	$(639)	$420	$307

The change in net unrealized gain or loss on equity securities classified as trading included in net investment income during the year ended December 31, 2005 and 2004, substantially all of which have corresponding amounts credited to policyholders, was $3.6 billion and $710, respectively. This amount was not included in the gross unrealized gains (losses) in the table above. The Company had no securities classified as trading in 2003.

Components of Fixed Maturity Investments

	As of December 31, 2005				As of December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
ABS	$6,819	$48	$(75)	$6,792	$6,346	$76	$(64)	$6,358
Collateralized mortgage obligations (“CMOs”)
Agency backed	758	3	(5)	756	1,036	11	(3)	1,044
Non-agency backed	106	—	—	106	48	—	—	48
CMBS

Agency backed	70	1	—	71	72	2	(1)	73
Non-agency backed	9,219	174	(97)	9,296	8,384	368	(19)	8,733
Corporate	23,893	1,178	(259)	24,812	24,035	1,957	(70)	25,922
Government/Government agencies
Foreign	719	50	(4)	765	723	67	(2)	788
United States	630	24	(5)	649	884	19	(5)	898
Mortgage-backed securities (“MBS”) –agency backed	2,794	6	(43)	2,757	1,771	20	(3)	1,788
States, municipalities and political subdivisions	3,256	210	(9)	3,457	2,780	221	(6)	2,995
Redeemable preferred stock	17	—	—	17	12	1	—	13
Short-term investments	1,334	—	—	1,334	1,871	—	—	1,871

Total fixed maturities	$49,615	$1,694	$(497)	$50,812	$47,962	$2,742	$(173)	$50,531

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2005 by contractual maturity year are shown below. Estimated maturities may differ from contractual maturities due to call or prepayment provisions. ABS, including MBS and CMOs, are distributed to maturity year based on the Company’s estimates of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment speeds provided in broker consensus data. Such estimates are derived from prepayment speeds experienced at the interest rate levels projected for the applicable underlying collateral. Actual prepayment experience may vary from these estimates.

Maturity	Amortized Cost	Fair Value

One year or less	$4,696	$4,690
Over one year through five years	14,580	14,827
Over five years through ten years	13,355	13,467
Over ten years	16,984	17,828

Total	$49,615	$50,812

Sales of Fixed Maturity and Available-for-Sale Equity Security Investments

	For the years ended December 31,
	2005	2004	2003

Sale of Fixed Maturities
Sale proceeds	$18,044	$14,317	$7,036
Gross gains	334	338	236
Gross losses	(254)	(139)	(75)
Sale of Available-for-Sale Equity Securities
Sale proceeds	$68	$114	$169
Gross gains	12	17	14
Gross losses	—	(5)	—
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk.
The Company is not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than certain U.S. government and government agencies. Other than U.S. government and government agencies, the Company’s top three exposures by issuer, as of December 31, 2005, were AT&T Inc., Royal Bank of Scotland Group PLC and HSBC Holdings PLC which each comprise 0.3% of total invested assets and, as of December 31, 2004, were JP Morgan Chase & Co.,

Cingular Wireless and Royal Bank of Scotland Group PLC which comprised 0.7%, 0.4% and 0.3%, respectively, of total invested assets.
The Company’s top three exposures by industry sector as of December 31, 2005 were financial services, technology and communications and utilities which comprised approximately 9%, 4% and 4%, respectively, of total invested assets and as of December 31, 2004 were financial services, technology and communications and consumer non-cyclical which comprised approximately 10%, 6% and 4%, respectively, of total invested assets.
The Company’s investments in states, municipalities and political subdivisions are geographically dispersed throughout the United States. As of December 31, 2005, the largest concentrations were in California, New York and Illinois and comprised approximately 0.8%, 0.4% and 0.3%, respectively, of total invested assets. As of December 31, 2004, the largest concentrations were in California, Illinois and New York and comprised approximately 0.8%, 0.3% and 0.3%, respectively, of total invested assets.
Trading Securities
Equity investments classified as trading are primarily associated with the variable annuity products offered in Japan and are recorded at fair value. As of December 31, 2005 and 2004, trading portfolio investments were $24,034 and $13,634, respectively.
Security Unrealized Loss Aging
The Company has a security monitoring process overseen by a committee of investment and accounting professionals that, on a quarterly basis, identifies securities in an unrealized loss position that could potentially be other-than-temporarily impaired. For further discussion regarding the Company’s other-than-temporary impairment policy, see the Investments section of Note 2. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in market value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the prices of the securities in the sectors identified in the tables below were temporarily depressed as of December 31, 2005 and 2004.
The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005.

	2005
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,651	$1,633	$(18)	$549	$492	$(57)	$2,200	$2,125	$(75)
CMOs
Agency backed	335	332	(3)	228	226	(2)	563	558	(5)
Non-agency backed	18	18	—	1	1	—	19	19	—
CMBS
Agency backed	2	2	—	11	11	—	13	13	—
Non-agency backed	4,431	4,355	(76)	614	593	(21)	5,045	4,948	(97)
Corporate	8,487	8,284	(203)	1,475	1,419	(56)	9,962	9,703	(259)
Government/Government agencies
Foreign	187	184	(3)	36	35	(1)	223	219	(4)
United States	276	273	(3)	71	69	(2)	347	342	(5)
MBS – U.S. Government/Government agencies	1,829	1,795	(34)	197	188	(9)	2,026	1,983	(43)
States, municipalities and political subdivisions	483	474	(9)	2	2	—	485	476	(9)
Short-term investments	149	149	—	—	—	—	149	149	—

Total fixed maturities	17,848	17,499	(349)	3,184	3,036	(148)	21,032	20,535	(497)
Common stock	5	5	—	1	1	—	6	6	—
Non-redeemable preferred stock	98	95	(3)	51	49	(2)	149	144	(5)

Total equity	103	100	(3)	52	50	(2)	155	150	(5)

Total temporarily impaired securities	$17,951	$17,599	$(352)	$3,236	$3,086	$(150)	$21,187	$20,685	$(502)

As of December 31, 2005, fixed maturities represented approximately 99% of the Company’s total unrealized loss amount, which was comprised of approximately 2,900 different securities. The Company held no securities as of December 31, 2005, that were in an unrealized loss position in excess of $12. There were no fixed maturities or equity securities as of December 31, 2005, with a fair value less than 80% of the security’s cost or amortized cost for six continuous months other than certain ABS and CMBS. Other-than-temporary impairments for certain ABS and CMBS are recognized if the fair value of the security, as determined by external pricing sources, is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Based on management’s best estimate of future cash flows, there were no such ABS and CMBS in an unrealized loss position, as of December 31, 2005, that were deemed to be other-than-temporarily impaired.
Securities in an unrealized loss position for less than twelve months were comprised of over 2,400 securities of which 94%, or $330, of the unrealized loss were comprised of securities with fair value to amortized cost ratios at or greater than 90%. The majority of these securities are investment grade fixed maturities depressed due to changes in interest rates from the date of purchase.
The securities depressed for twelve months or more, as of December 31, 2005, were comprised of approximately 500 securities, with the majority of the unrealized loss amount relating to ABS, CMBS and corporate fixed maturities within the financial services sector. A description of the events contributing to the security types’ unrealized loss position and the factors considered in determining that recording an other-than-temporary impairment was not warranted are outlined below.
ABS — The ABS in an unrealized loss position for twelve months or more were primarily supported by aircraft lease receivables that had suffered a decrease in value in recent years. The Company’s holdings are ABS secured by leases on aircraft. The decline in the fair values of these securities is primarily attributable to the high risk premium associated with the increase in volatility of airline travel demand in recent years, lack of market liquidity in this sector and long term to maturity of these securities. In recent years, aircraft demand and lease rates have improved as a result of an increase in worldwide travel. However, the continuing difficulties experienced by several major U.S. domestic airlines due to high operating costs, including fuel and certain employee benefits costs, continue to weigh heavily on this sector. Based on the Company’s projections of future cash flows under distressed scenarios, the Company expects to recover the full contractual principal and interest payments of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
CMBS — The CMBS in an unrealized loss position as of December 31, 2005, were primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost as of December 31, 2005. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — Financial services represents approximately $17 of the corporate securities in an unrealized loss position for twelve months or more. Substantially all of these securities are investment grade securities priced at or greater than 90% of amortized cost. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
The remaining balance of $55 in the twelve months or more unrealized loss category is comprised of approximately 240 securities, substantially all of which were depressed only to a minor extent with fair value to amortized cost ratios at or greater than 90% as of December 31, 2005. The decline in market value for these securities is primarily attributable to changes in interest rates.

The following table presents amortized cost, fair value and unrealized losses for the Company’s fixed maturity and available-for-sale equity securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

	2004
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses

ABS	$1,260	$1,247	$(13)	$365	$314	$(51)	$1,625	$1,561	$(64)
CMOs
Agency backed	521	518	(3)	2	2	—	523	520	(3)
Non-agency backed	39	39	—	—	—	—	39	39	—
CMBS
Agency backed	26	25	(1)	—	—	—	26	25	(1)
Non-agency backed	1,894	1,878	(16)	75	72	(3)	1,969	1,950	(19)
Corporate	3,411	3,368	(43)	798	771	(27)	4,209	4,139	(70)
Government/Government agencies
Foreign	134	133	(1)	27	26	(1)	161	159	(2)
United States	525	520	(5)	7	7	—	532	527	(5)
MBS — U.S. Government/Government agencies	474	472	(2)	25	24	(1)	499	496	(3)
States, municipalities and political subdivisions	276	270	(6)	2	2	—	278	272	(6)
Short-term investments	74	74	—	—	—	—	74	74	—

Total fixed maturities	8,634	8,544	(90)	1,301	1,218	(83)	9,935	9,762	(173)
Common stock	—	—	—	1	1	—	1	1	—
Non-redeemable preferred stock	76	74	(2)	113	104	(9)	189	178	(11)

Total equity	76	74	(2)	114	105	(9)	190	179	(11)

Total temporarily impaired securities	$8,710	$8,618	$(92)	$1,415	$1,323	$(92)	$10,125	$9,941	$(184)

Mortgage Loans
The carrying value of mortgage loans was $1.5 billion and $923 for the years ended December 31, 2005 and 2004, respectively. The Company’s mortgage loans are collateralized by a variety of commercial and agricultural properties. The largest concentrations by property type at December 31, 2005 and 2004, are office buildings (approximately 38% and 39%, respectively), retail stores (approximately 24% and 25%, respectively) and hotels (approximately 13% and 11%, respectively). The properties collateralizing mortgage loans are geographically dispersed throughout the United States, with the largest concentration in California (approximately 18% and 26% at December 31, 2005 and 2004, respectively). At December 31, 2005 and 2004, the Company held no impaired, restructured, delinquent or in-process-of-foreclosure mortgage loans. The Company had no valuation allowance for mortgage loans at December 31, 2005 and 2004.
Variable Interest Entities
The Company invests in two synthetic collateralized loan obligation trusts and a recently issued continuously offered ERISA-eligible institutional fund (collectively, “synthetic CLOs”) that are managed by Hartford Investment Management Company (“HIMCO”), an affiliate of the Company. These synthetic CLOs invest in senior secured bank loans through total return swaps (“referenced bank loan portfolios”). HIMCO assumed collateral manager responsibilities for one of the synthetic CLOs in 2004 and subsequently sponsored and issued two additional synthetic CLOs (one in 2004 and one in 2005) that the Company invested in. The outstanding notional value of the referenced bank loan portfolios from the three synthetic CLOs was $800 and $700 as of December 31, 2005 and 2004, respectively.
As of December 31, 2005 and 2004, the synthetic CLOs had issued approximately $145 and $135 of notes and preferred shares (“CLO issuances”), respectively. The proceeds from the CLO issuances are invested in collateral accounts consisting of high credit quality securities and/or bank loans that are pledged to the referenced bank loan portfolios’ swap counterparties. Investors in the CLO issuances receive the net proceeds from the referenced bank loan portfolios. Any principal losses incurred by the swap counterparties associated with the referenced bank loan portfolios are borne by the CLO issuances investors through the total return swaps. Approximately $110 and $120 of the CLO issuances were held by third party investors as of December 31, 2005 and 2004, respectively. The third party investors in the synthetic CLOs have recourse only to the synthetic CLOs’ assets and not to the general credit of the Company. Accordingly, the Company’s financial exposure to these synthetic CLOs is limited to its direct investment in certain notes and preferred shares issued by the synthetic CLOs.
Pursuant to the requirements of FIN 46R, the Company has concluded that the three synthetic CLOs are variable interest entities (“VIEs”) and for two of the synthetic CLOs, the Company is the primary beneficiary and must consolidate these synthetic CLOs. Accordingly, the Company has reflected the assets and liabilities of two synthetic CLOs in its consolidated financial statements. As of

December 31, 2005, the Company recorded $75 of cash and fixed maturities, total return swaps with a fair value of $2 in other investments and $42 in other liabilities related to the CLO issuances in its consolidated balance sheets. As of December 31, 2004, the Company recorded in the consolidated balance sheets $65 of cash and fixed maturities, total return swaps with a fair value of $3 in other investments and $52 related to the CLO issuances in other liabilities. The Company’s investments in the consolidated synthetic CLOs, which is its maximum exposure to loss, was $33 and $14, as of December 31, 2005 and 2004, respectively.
The Company utilized qualitative and quantitative analyses to assess whether it was the primary beneficiary of the VIEs. The qualitative considerations included the Company’s co-investment in relation to the total CLO issuance. The quantitative analysis included calculating the variability of the CLO issuance based upon statistical techniques utilizing historical normalized default and recovery rates for the average credit quality of the initial referenced bank loan portfolio.
Derivative Instruments
Derivative instruments are recorded in the consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as of December 31, as follows:

	Asset Values		Liability Values
	2005	2004	2005	2004

Other investments	$179	$185	$—	$—
Reinsurance recoverables	—	—	17	67
Other policyholder funds and benefits payable	8	129	—	—
Fixed maturities	—	4	—	—
Other liabilities	—	—	420	518

Total	$187	$318	$437	$585

The following table summarizes the derivative instruments used by the Company and the primary hedging strategies to which they relate. Derivatives in the Company’s non-guaranteed separate accounts are not included because the associated gains and losses accrue directly to policyholders. The notional value of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis as of December 31, 2005 and 2004. The total ineffectiveness of all cash-flow, fair-value and net investment hedges and total change in value of other derivative-based strategies which do not qualify for hedge accounting treatment, including net periodic coupon settlements, are presented below on an after-tax basis for the years ended December 31, 2005 and 2004.

	Notional Amount		Fair Value		Hedge Ineffectiveness, After-tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Cash-Flow Hedges

Interest rate swaps
Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure on anticipated fixed-rate asset purchases due to changes in the benchmark interest rate, London-Interbank Offered Rate (“LIBOR”). These derivatives were structured to hedge interest rate exposure inherent in the assumptions used to price primarily certain long-term disability products.

Interest rate swaps are also used to hedge a portion of the Company’s floating rate guaranteed investment contracts. These derivatives convert the floating rate guaranteed investment contract payments to a fixed rate to better match the cash receipts earned from the supporting investment portfolio.	$5,753	$5,794	$(18)	$56	$(11)	$(11)
Foreign currency swaps
Foreign currency swaps are used to convert foreign denominated cash flows associated with certain foreign denominated fixed maturity investments to U.S. dollars. The foreign fixed maturities are primarily denominated in euros and are swapped to minimize cash flow fluctuations due to changes in currency rates.	1,444	1,374	(224)	(430)	4	—

Fair-Value Hedges

Interest rate swaps
A portion of the Company’s fixed debt is hedged against increases in LIBOR, the designated benchmark interest rate. In addition, interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to changes in LIBOR.	1,707	201	(1)	(4)	2	—

Interest rate caps and floors
Interest rate caps and floors are used to offset the changes in fair value related to corresponding interest rate caps and floors that exist in certain of the Company’s variable-rate fixed maturity investments and are not required to be bifurcated.	—	148	—	(1)	—	—

Swaptions
Swaption arrangements are utilized to offset the change in the fair value of call options embedded, not requiring bifurcation, in certain municipal fixed maturity securities. The swaptions give the Company the option to enter into a “received fixed” swap. The purpose of the swaptions is to mitigate re-investment risk arising from the call option embedded in the municipal security, providing for a fixed return over the original term to maturity.	—	14	—	1	—	—

Net Investment Hedges

Forwards
Yen denominated forwards are used to hedge the net investment in the Japanese Life operation from potential volatility in the yen to U.S. dollar exchange rate.	—	401	—	(23)	—	—

Total cash-flow, fair-value and net investment hedges	$8,904	$7,932	$(243)	$(401)	$(5)	$(11)

					Derivative
	Notional Amount		Fair Value		Change in Value, After-tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Other Investment and Risk Management Activities

Interest rate caps and swaption contracts
The Company is exposed to policyholder surrenders during a rising interest rate environment. Interest rate cap and swaption contracts are used to mitigate the Company’s loss in a rising interest rate environment. The increase in yield from the cap and swaption contract in a rising interest rate environment may be used to raise credited rates, thereby increasing the Company’s competitiveness and reducing the policyholder’s incentive to surrender. These derivatives are also used to reduce the duration risk in certain investment portfolios. These derivative instruments are structured to hedge the durations of fixed maturity investments to match certain life products in accordance with the Company’s asset and liability management policy.
	$1,116	$1,466	$1	$2	$—	$(5)
Interest rate swaps and floors
The Company uses interest rate swaps and floors to manage duration risk between assets and liabilities. In addition, the Company enters into interest rate swaps to terminate existing swaps in hedging relationships, thereby offsetting the changes in value of the original swap.	1,978	2,206	(4)	(13)	1	3
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards and purchases foreign put options and writes foreign call options to hedge the foreign currency exposures in certain of its foreign fixed maturity investments.	565	362	(8)	(74)	20	(23)
Credit default and total return swaps
The Company enters into swap agreements in which the Company assumes credit exposure of an individual entity, referenced index or asset pool. The Company assumes credit exposure to individual entities through credit default swaps. These contracts entitle the company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should a credit event occur on the part of the referenced security issuer. Credit events typically include failure on the part of the referenced security issuer to make a fixed dollar amount of contractual interest or principal payments or bankruptcy. The maximum potential future exposure to the Company is the notional value of the swap contracts, $381 and $200, after-tax, as of December 31, 2005 and 2004, respectively.

The Company also assumes exposure to the change in value of indices or asset pools through total return swaps and credit spreadlocks. As of December 31, 2005 and 2004, the maximum potential future exposure to the Company from such contracts is $606 and $571, after-tax, respectively.

The Company enters into credit default swap agreements, in which the Company pays a derivative counterparty a periodic fee in exchange for compensation from the counterparty should a credit event occur on the part of the referenced security issuer. The Company entered into these agreements as an efficient means to reduce credit exposure to specified issuers or sectors. In addition, the Company enters into option contracts to receive protection should a credit event occur on the part of the referenced security issuer.	2,209	1,613	3	6	11	17

					Derivative
	Notional Amount		Fair Value		Change in Value, After-tax
Hedging Strategy	2005	2004	2005	2004	2005	2004

Options
The Company writes option contracts for a premium to monetize the bifurcated option embedded in certain of its fixed maturity investments. The written option grants the holder the ability to call the bond at a predetermined strike value. The maximum potential future economic exposure is represented by the then fair value of the bond in excess of the strike value, which is expected to be entirely offset by the appreciation in the value of the embedded long option.	$12	$95	$—	$1	$(1)	$(1)
Yen fixed annuity hedging instruments
The Company enters into currency rate swaps and forwards to mitigate the foreign currency exchange rate and yen interest rate exposures associated with the yen denominated individual fixed annuity compound rate contract product. For further discussion, see below. Additionally, forward settling fixed maturity investments are traded to manage duration and foreign currency risk associated with this product.	1,675	611	(179)	10	(143)	4
Product derivatives
The Company offers certain variable annuity products with a GMWB rider. The GMWB is a bifurcated embedded derivative that provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. The policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. For a further discussion, see the Derivative Instruments section of Note 2. The notional value of the embedded derivative is the GRB balance.	31,803	25,433	8	129	(42)	35
Reinsurance contracts
Reinsurance arrangements are used to offset the Company’s exposure to the GMWB embedded derivative for the lives of the host variable annuity contracts. The notional amount of the reinsurance contracts is the GRB amount.	8,575	9,107	(17)	(67)	19	1
GMWB hedging instruments
The Company enters into interest rate futures, S&P 500 and NASDAQ index futures contracts and put and call options, as well as interest rate and EAFE index swap contracts to economically hedge exposure to the volatility associated with the portion of the GMWB liabilities which are not reinsured.

In addition, the Company periodically enters into forward starting S&P500 put options as well as S&P index futures and interest rate swap contracts to economically hedge the equity volatility risk exposure associated with anticipated future sales of the GMWB rider. [1]	5,086	3,117	175	108	1	(31)
Statutory reserve hedging instruments
The Company purchased one and two year S&P500 put option contracts to economically hedge the statutory reserve impact of equity exposure arising primarily from GMDB obligations against a decline in the equity markets.	1,142	1,921	14	32	(20)	(2)

Total other investment and risk management activities	54,161	45,931	(7)	134	(154)	(2)

Total derivatives [2]	$63,065	$53,863	$(250)	$(267)	$(159)	$(13)

[1]	The after-tax net gain related to derivatives purchased to hedge the anticipatory sales of the GMWB rider is $8 for the year ended December 31, 2005.

[2]	Derivative change in value includes hedge ineffectiveness for cash-flow, fair-value and net investment hedges and total change in value of other investment and risk management activities.
The increase in notional amount since December 31, 2004, is primarily due to an increase in derivatives associated with GMWB product sales, as well as an increase in yen fixed annuity hedging instruments. The increase in net fair value of derivative instruments since December 31, 2004, was primarily due to an increase in market value of derivatives hedging foreign bonds as a result of the strengthening of the U.S. dollar in comparison to foreign currencies and an increase in GMWB related derivatives resulting from the increase in equity market volatility, partially offset by a decline in market value of yen fixed annuity hedging instruments due to the strengthening of the U.S. dollar against the yen.

For the year ended December 31, 2003, the after-tax net gains and losses representing the total ineffectiveness on all fair-value, cash-flow and net investment hedges were less than $1.
The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets in other policyholder funds and benefits payable in U.S. dollars based upon the December 31, 2005 yen to U.S. dollar spot rate. During 2004 and the first six months of 2005, the Company managed the yen currency risk associated with the yen fixed annuities with pay fixed U.S. dollar receive fixed yen, zero coupon currency swaps (“fixed currency swaps”). In order to mitigate the U.S. interest rate exposure, the fixed currency swaps, with a notional value of $1.2 billion, were closed or restructured in June 2005. The Company then entered into pay variable U.S. dollar receive fixed yen, zero coupon currency swaps (“currency swaps”) associated with the yen fixed annuities. As of December 31, 2005, the notional value and fair value of the currency swaps were $1.7 billion and $(179), respectively.
Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value incorporating changes in value due to changes in foreign exchange rates, Japanese and U.S. interest rates and accrued income. An after-tax net loss of $23 and a net gain of $2 for the years ended December 31, 2005 and 2004, respectively, which includes the changes in value of the currency swaps, fixed currency swaps and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
During the third quarter of 2005, the Company terminated its yen denominated forwards that were used to hedge the yen to U.S. dollar exchange rate volatility related to the net investment in the Japanese Life subsidiary (Hartford Life Insurance KK). The notional and fair value of the contracts terminated during the third quarter of 2005 were $408 and $17, respectively. The after-tax net gains (losses) included in the foreign currency transaction adjustment associated with the net investment hedge was $12, $(14) and $(3) as of December 31, 2005, 2004 and 2003, respectively.
As of December 31, 2005 and 2004, the after-tax deferred net gains on derivative instruments accumulated in AOCI that are expected to be reclassified to earnings during the next twelve months are $1 and $7, respectively. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the years ended December 31, 2005, 2004 and 2003, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to the forecasted transactions that were no longer probable of occurring.
Securities Lending and Collateral Arrangements
The Company participates in a securities lending program to generate additional income, whereby certain domestic fixed income securities are loaned for a short period of time from the Company’s portfolio to qualifying third parties, via two lending agents. Borrowers of these securities provide collateral of 102% of the market value of the loaned securities. Acceptable collateral may be in the form of cash or U.S. Government securities. The market value of the loaned securities is monitored and additional collateral is obtained if the market value of the collateral falls below 100% of the market value of the loaned securities. Under the terms of the securities lending program, the lending agent indemnifies the Company against borrower defaults. As of December 31, 2005 and 2004, the fair value of the loaned securities was approximately $896 and $1.1 billion, respectively, and was included in fixed maturities in the consolidated balance sheets. The Company retains a portion of the income earned from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $2 and $1 for the years ended December 31, 2005 and 2004, respectively, which was included in net investment income.
The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2005 and 2004, collateral pledged of $282 and $323, respectively, was included in fixed maturities in the consolidated balance sheets.

The classification and carrying amount of the loaned securities associated with the lending program and the collateral pledged at December 31, 2005 and 2004, were as follows:

Loaned Securities and Collateral Pledged	2005	2004

ABS	$26	$40
CMBS	156	173
Corporate	656	773
MBS	125	—
Government/Government Agencies
Foreign	26	17
United States	189	451

Total	$1,178	$1,454

As of December 31, 2005 and 2004, the Company had accepted collateral relating to the securities lending program and collateral arrangements consisting of cash, U.S. Government and U.S. Government agency securities with a fair value of $1.0 billion and $1.2 billion, respectively. At December 31, 2005 and 2004, cash collateral of $879 and $1.2 billion, respectively, was invested and recorded in the consolidated balance sheets in fixed maturities with a corresponding amount recorded in other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty and none of the collateral has been sold or repledged at December 31, 2005 and 2004. As of December 31, 2005 and 2004, all collateral accepted was held in separate custodial accounts.
As discussed in the Variable Interest Entities section above, the Company manages and invests in certain synthetic CLOs. Also, for certain of these synthetic CLOs, the Company is the primary beneficiary and must consolidate the CLOs. These CLOs have entered into various collateral arrangements with third party swap counterparties. For further discussion, see the Variable Interest Entities section above.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2005 and 2004, the fair value of securities on deposit was approximately $46 and $49, respectively.
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
For mortgage loans, fair values were estimated using discounted cash flow calculations based on current incremental lending rates for similar type loans.
Derivative instruments are reported at fair value based upon internally established valuations that are consistent with external valuation models, quotations furnished by dealers in such instrument or market quotations. Other policyholder funds and benefits payable fair value information is determined by estimating future cash flows, discounted at the current market rate.
Fair value for long-term debt is based on market quotations from independent third party pricing services.

     The carrying amounts and fair values of Hartford Life’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Fixed maturities	$50,812	$50,812	$50,531	$50,531
Equity securities, available for sale	800	800	525	525
Equity securities, trading	24,034	24,034	13,634	13,634
Policy loans	2,016	2,016	2,662	2,662
Limited partnerships [1]	431	431	256	256
Mortgage loans on real estate	1,513	1,504	923	944
Other investments [2]	178	178	185	185

Liabilities
Other policyholder funds [3]	11,691	11,278	$9,249	$9,081
Long-term debt	1,050	1,209	1,050	1,194
Derivative related liabilities [4]	420	420	518	518

[1]	Included in other investments on the balance sheet.

[2]	2005 and 2004 include $179 and $185 of derivative related assets, respectively.

[3]	Excludes group accident and health and universal life insurance contracts, including corporate owned life insurance.

[4]	Included in other liabilities on the consolidated balance sheets.
Note 6. Reinsurance
Hartford Life cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures. Such transfer do not relieve Hartford Life of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to Hartford Life. The Company also assumes reinsurance from other insurers and is a member of and participates in several reinsurance pools and associations. Hartford Life evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. As of December 31, 2005, Hartford Life had no reinsurance recoverables and related concentrations of credit risk greater than 10% of the Company’s stockholder’s equity.
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2005, the Company’s current policy for the largest amount of life insurance retained on any one life by any one of the life operations was approximately $5.0, which increased from $2.9 as of December 31, 2004. In addition, the Company reinsures the majority of minimum death benefit guarantees as well as the guaranteed withdrawal benefits on contracts issued prior to July 2003 offered in connection with its variable annuity contracts.
Insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2005	2004	2003

Gross fee income, earned premiums and other	$8,194	$7,223	$6,247
Reinsurance assumed	464	811	195
Reinsurance ceded	(455)	(498)	(465)

Net fee income, earned premiums and other	$8,203	$7,536	$5,977

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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits were $351, $478, and $541 for the years ended December 31, 2005, 2004 and 2003, respectively. Hartford Life also assumes reinsurance from other insurers.

Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid claim and claim adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The reinsurance recoverables balance includes an estimate of the amount of gross claim and claim adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of claim and claim adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreement. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid claim and claim adjustment expenses.
Note 7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits is as follows:

	2005	2004	2003

Balance, January 1	$7,437	$6,623	$5,758
Capitalization	2,071	1,968	1,626
Amortization – Deferred policy acquisitions costs and present value of future profits	(1,172)	(993)	(755)
Adjustments to unrealized gains and losses on securities available-for-sale and other	380	(75)	(59)
Cumulative effect of accounting changes (SOP 03-1)	—	(105)	—
Effect of currency translation	(149)	72	—
Acquisition of Harford Life Group Insurance Company [1]	—	(53)	53

Balance, December 31	$8,567	$7,437	$6,623

[1]	For the year ended December 31, 2004, reflects the purchase price adjustment related to the acquisition of CNA Group Life Assurance Company.
Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows.

For the year ended December 31,

2006	$29
2007	$29
2008	$26
2009	$24
2010	$22

Note 8. Goodwill and Other Intangible Assets
As of December 31, 2005 and December 31, 2004, the carrying amount of goodwill for the Company’s Retail Products segment was $572 and $356 and the Company’s Individual Life segment was $224 and $440, respectively. During 2005, the Company reallocated goodwill between segments to align the acquired business with the appropriate reporting segment.
The Company’s goodwill impairment test performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, resulted in no write-downs for the years ended December 31, 2005 and 2004. The goodwill impairment analysis included Life’s new operating segments.
For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.

Note 9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Hartford records the variable portion of individual variable annuities, 401(k), institutional, governmental, private placement life and variable life insurance products within separate account assets and liabilities, which are reported at fair value. Separate account assets are segregated from other investments. Investment income and gains and losses from those separate account assets, which accrue directly to, and whereby investment risk is borne by the policyholder, are offset by the related liability changes within the same line item in the statement of income. The fees earned for administrative and contract holder maintenance services performed for these separate accounts are included in fee income. During 2005, there were no gains or losses on transfers of assets from the general account to the separate account. The Company had recorded certain market value adjusted (“MVA”) fixed annuity products and modified guarantee life insurance (primarily the Company’s Compound Rate Contract (“CRC”) and associated assets) as separate account assets and liabilities through December 31, 2003. Notwithstanding the market value adjustment feature in this product, all of the investment performance of the separate account assets is not being passed to the contract holder. Therefore, it does not meet the conditions for separate account reporting under SOP 03-1. Separate account assets and liabilities related to CRC of $11.7 billion were reclassified to, and revalued in, the general account upon adoption of SOP 03-1 on January 1, 2004.
Prior to the adoption of SOP 03-1, the Company had also recorded its variable annuity products offered in Japan in separate account assets and liabilities through December 31, 2003. These assets are not legally insulated from general creditors and therefore did not meet the conditions for separate account reporting under SOP 03-1. On January 1, 2004, separate account assets and liabilities in Japan of $6.2 billion were reclassified to the general account with no change in value. The investment assets were recorded at fair value in a trading securities portfolio. As of December 31, 2005, due to additional sales of Japan variable annuity products and positive performance of the Japanese equity markets these assets had increased to $24.6 billion.
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its in-force block of business. Changes in the gross U.S. GMDB and Japan GMDB/GMIB liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	123	29
Paid	(139)	(1)
Currency translation adjustment	—	(6)

Liability balance as of December 31, 2005	$158	$50

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $64 as of January 1, 2005 and $40 as of December 31, 2005.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance upon adoption – as of January 1, 2004	$217	$8
Incurred	123	21
Paid	(166)	(2)
Currency translation adjustment	—	1

Liability balance as of December 31, 2004	$174	$28

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $108 upon adoption of SOP 03-1 and $64 as of December 31,2004
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claims Adjustment Expenses in the Company’s statement of operations. The Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.
The determination of the GMDB and GMIB liabilities and related GMDB reinsurance recoverable is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following assumptions were used to determine the GMDB and GMIB liabilities as of December 31, 2005 and 2004:
U.S. GMDB:
•	1,000 stochastically generated investment performance scenarios for 2005 and 2004 issue years; 250 stochastically generated investment performance scenarios for issue year 2003 and prior.

•	Separate account returns representing the Company’s long-term assumptions varied by asset class with a low of 3% for cash, a high of 9.5% and 11% for aggressive equities, and a weighted average of 7.8% and 9% for December 31, 2005 and 2004, respectively.

•	Volatilities also varied by asset class with a low of 1% for cash, a high of 15% for aggressive equities, and a weighted average of 12%

•	80% of the 1983 GAM mortality table was used for mortality assumptions

•	Lapse rates by calendar year vary from a low of 8% to a high of 14%, with an average of 12%

•	Discount rate of 5.6% for 2005 issue year, 7% for issue years 2004 and 2003 and 7.5% for issue year 2002 and prior
Japan GMDB and GMIB:
•	1,000 stochastically generated investment performance scenarios.

•	Separate account returns representing the Company’s long-term assumptions varied by asset class with a low of 2.6% for Japan bonds, a high of 8.8% for foreign equities and a weighted average of 4.9%.

•	Volatilities also varied by asset class with a low of 5.6% for Japan bonds, a high of 21.3% for foreign equities and a weighted average of 13.4%

•	70% of the 1996 Japan Standard Mortality Table was used for mortality assumptions

•	Lapse rates by age vary from a low of 1% to a high of 6%, with an average of 4%

•	Average discount rate of 2.6%
The following table provides details concerning GMDB and GMIB exposure:
Breakdown of Variable Annuity Account Value by GMDB/GMIB Type at December 31, 2005

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$57,445	$5,040	$507	64
With 5% rollup [2]	4,032	497	91	63
With Earnings Protection Benefit Rider (EPB) [3]	5,358	313	57	60
With 5% rollup & EPB	1,445	132	24	62
Total MAV	68,280	5,982	679

Asset Protection Benefit (APB) [4]	26,880	25	13	61
Lifetime Income Benefit (LIB) [5]	251	—	—	59
Reset [6] (5-7 years)	7,419	435	435	65
Return of Premium [7] /Other	9,235	37	35	49

Subtotal U.S. Guaranteed Minimum Death Benefits	112,065	6,479	1,162	62

Japan Guaranteed Minimum Death and Income Benefit [8]	24,641	9	9	66

Total	$136,706	$6,488	$1,171

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: The death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: The death benefit is the greatest of the current account value, net premiums paid, or a benefit amount that rachets over time, generally based on market performance..

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) as described above and income benefits include a guarantee to return initial investment, adjusted for earnings liquidity, through a fixed annuity, after a minimum deferral period of 10, 15, or 20 years. The guaranteed remaining balance related to the Japan GMIB was $15.2 billion and $7.3 billion as of December 31, 2005 and 2004, respectively.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has recently added a feature, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal, amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. During the 4th quarter of 2005, the Company reflected a newly reliable market input for volatility on Standard and Poor’s (“S&P”) 500 index options. The impact of reflecting the newly reliable market input for the S&P 500 index volatility resulted in a decrease to the GMWB asset of $83. The impact to net income including other changes in assumptions, after DAC amortization and taxes was a loss of $18.
As of December 31, 2005 and December 31, 2004, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $8 and $129, respectively. During 2005, 2004 and 2003, the increase (decrease) in value of the GMWB, before reinsurance and hedging, reported in realized gains was $(64) and $54 and $178, respectively. There were no payments made for the GMWB during 2005, 2004 or 2003.
As of December 31, 2005 and December 31, 2004, $26.4 billion, or 69%, and $18.1 billion, or 61%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The GRB as of December 31, 2005 and 2004 was $31.8 billion and $25.4 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of December 31, 2005, was $8. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $8.
Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2005

Equity securities (including mutual funds)	$94,419
Cash and cash equivalents	8,609

Total	$103,028

As of December 31, 2005, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.
The Individual Life segment sells universal life-type contracts with and without certain secondary guarantees, such as a guarantee that the policy will not lapse, even if the account value is reduced to zero, as long as the policyholder makes sufficient premium payments to meet the requirements of the guarantee. The cumulative effect on net income upon recording additional liabilities for universal life-type contracts and the related secondary guarantees, in accordance with SOP 03-1, was not material. As of December 31, 2005, the liability for secondary guarantees as well as the amounts incurred and paid during the year was immaterial.

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
Changes in deferred sales inducement activity were as follows for the years ended December 31:

	2005	2004

Balance, beginning of period	$309	198
Sales inducements deferred	85	141
Amortization charged to income	(39)	(30)

Balance, end of period	$355	309

Note 11. Reserves for Claims and Claim Adjustment Expenses
As described in Note 1, The Hartford establishes reserves for claims and claim adjustment expenses on reported and unreported claims. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.
The establishment of appropriate reserves, including reserves for catastrophes and asbestos and environmental claims, is inherently uncertain. The Hartford regularly updates its reserve estimates as new information becomes available and events unfold that may have an impact on unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be necessary. For further discussion of asbestos and environmental claims, see Note 12.
The following table displays the development of the claim reserves (included in reserve for future policy benefits and unpaid claims and claim adjustment expenses in the Consolidated Balance Sheets) resulting primarily from group disability products.

	For the years ended December 31,
	2005	2004	2003

Beginning claim reserves-gross	$4,714	$4,480	$2,914
Purchase of CNA Group Life Assurance Company	—	20	—
Reinsurance recoverables	297	250	275

Beginning claim reserves-net	4,417	4,210	2,639

Incurred expenses related to:
Current year	1,994	1,864	1,149
Prior years	(112)	(73)	(10)

Total incurred expenses	1,882	1,791	1,139

Paid expenses related to:
Current year	645	564	376
Prior years	1,060	1,020	669

Total paid expenses	1,705	1,584	1,045

Ending claim reserves-net	4,594	4,417	2,733
Acquisition of claim reserves	—	—	1,497
Reinsurance recoverable, December 31	238	297	250

Ending claim reserves-gross	$4,832	$4,714	$4,480

The favorable prior year claim development in 2005 is principally due to continued strong disability claims management as well as favorable development on the experience rated financial institutions block. The favorable loss experience on the financial institutions block inversely impacts the commission expenses incurred. For the year ended December 31, 2004, incurred and paid expenses increased from 2003 due to the acquisition of CNA. The favorable prior year claim development in 2004 was primarily due to favorable claims experience.

The liability for future policy benefits and unpaid claims and claim adjustment expenses is comprised of the following:

	2005	2004

Group Disability and Accident and Other unpaid claims and claim adjustment expenses	$4,832	$4,714
Group Life unpaid claims and claim adjustment expenses	910	885
Individual Life unpaid claims and claim adjustment expenses	84	88
Future Policy Benefits	6,951	6,563

Future Policy Benefits and Unpaid Claim and Claim Adjustment Expenses	$12,777	$12,250

The liability for future policy benefits and unpaid claims and claim adjustment expenses by segment/product is as follows:

	2005	2004

Retail
Individual annuity – variable	$171	$173
Individual annuity — fixed	575	529
Other	1	5

Total Retail	747	707
Retirement Plans
401(k)	56	54
Governmental	310	333

Total Retirement Plans	366	387
Institutional
Structured settlements	2,890	2,502
Institutional annuities	2,095	2,025
PPLI	120	149

Total Institutional	5,105	4,676
Individual Life
Variable universal life	15	21
Universal life/other interest sensitive	81	87
Term insurance and other	490	536

Total Individual Life	586	644
Group Benefits
Group disability	4,544	4,162
Group life and accident	1,058	1,334
Other	226	188

Total Group Benefits	5,828	5,684
International
Variable	51	28

Total International	51	28
Other	94	124

Total	$12,777	$12,250

The liability for other policyholder funds and benefits payable by segment/product is as follows:

	2005	2004

Retail
Individual annuity – variable	$6,861	$7,452
Individual annuity – fixed	9,539	10,952
Other	10	20

Total Retail	16,410	18,424
Retirement Plans
401(k)	1,181	1,075
Governmental	4,013	3,715

Total Retirement Plans	5,194	4,790
Institutional
Structured settlements	1,731	1,501
Stable value/Funding agreements	4,142	2,115
GICs	3,117	3,180
PPLI [1]	232	489
Institutional annuities	11	9

Total Institutional	9,233	7,294
Individual Life
Variable universal life	474	425
Universal life/other interest sensitive	4,284	4,059
Other	232	192

Total Individual Life	4,990	4,676
Group Benefits
Group life and accident	535	558

Total Group Benefits	535	558
International [1]
Variable	24,641	14,129
Fixed	1,461	521

Total International	26,102	14,650
Other	1,988	2,441

Total Life	$64,452	$52,833

12. Commitments and Contingencies
Litigation
The Hartford is involved in various legal actions arising in the ordinary course of business, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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

Defendants filed a motion to dismiss in June 2005, and the Court heard oral argument on December 22, 2005. The Hartford and the individual defendants dispute the allegations and intend to defend these actions vigorously.
Two corporate derivative actions, now consolidated, also have been filed in the same court. The consolidated amended complaint, brought by a shareholder on behalf of The Hartford against its directors and an executive officer, alleges that the defendants knew adverse non-public information about the activities alleged in the NYAG Complaint and concealed and misappropriated that information to make profitable stock trades, thereby breaching their fiduciary duties, abusing their control, committing gross mismanagement, wasting corporate assets, and unjustly enriching themselves. The complaint seeks damages, injunctive relief, disgorgement, and attorneys’ fees. Defendants filed a motion to dismiss in May 2005, and the plaintiffs thereafter agreed to stay further proceedings pending resolution of the motion to dismiss the securities class action. All defendants dispute the allegations and intend to defend these actions vigorously.
Three consolidated putative class actions filed in the same court on behalf of participants in The Hartford’s 401(k) plan, alleging that The Hartford and other plan fiduciaries breached their fiduciary duties to plan participants by, among other things, failing to inform them of the risk associated with investment in The Hartford’s stock as a result of the activity alleged in the NYAG Complaint, have been voluntarily dismissed by the plaintiffs without payment.
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
Regulatory Developments
In June 2004, The Hartford received a subpoena from the New York Attorney General’s Office in connection with its inquiry into compensation arrangements between brokers and carriers. In mid-September 2004 and subsequently, The Hartford has received additional subpoenas from the New York Attorney General’s Office, which relate more specifically to possible anti-competitive activity among brokers and insurers. Since the beginning of October 2004, The Hartford has received subpoenas or other information requests from Attorneys General and regulatory agencies in more than a dozen jurisdictions regarding broker compensation and possible anti-competitive activity. The Hartford may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. In addition, The Hartford has received a request for information from the New York Attorney General’s Office concerning The Hartford’s compensation arrangements in connection with the administration of workers compensation plans. The Hartford intends to continue cooperating fully with these investigations, and is conducting an internal review, with the assistance of outside counsel, regarding broker compensation issues in its Group Benefits operations.
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
The SEC’s Division of Enforcement and the New York Attorney General’s Office are investigating aspects of The Hartford’s variable annuity and mutual fund operations related to market timing. The Hartford continues to cooperate fully with the SEC and the New York Attorney General’s Office in these matters. The Hartford’s mutual funds are available for purchase by the separate accounts of different variable universal life insurance policies, variable annuity products, and funding agreements, and they are offered directly to certain qualified retirement plans. Although existing products contain transfer restrictions between subaccounts, some products, particularly older variable annuity products, do not contain restrictions on the frequency of transfers. In addition, as a result of the settlement of litigation against The Hartford with respect to certain owners of older variable annuity contracts, The Hartford’s ability to restrict transfers by these owners has, until recently, been limited. The Hartford has executed an agreement with the parties to the previously settled litigation which, together with separate agreements between these contract owners and their broker, has resulted in the exchange or surrender of substantially all of the variable annuity contracts that were the subject of the previously settled litigation. Pursuant to an agreement in principle reached in February 2005 with the Board of Directors of the mutual funds, The Hartford has indemnified the affected mutual funds for material harm deemed to have been caused to the funds by frequent trading by these owners for the period from January 2, 2004 through December 31, 2005. The Hartford does not expect to incur additional costs pursuant to this agreement in principle in light of the exchange or surrender of these variable annuity contracts.
The SEC’s Division of Enforcement also is investigating aspects of The Hartford’s variable annuity and mutual fund operations related to directed brokerage and revenue sharing. The Hartford discontinued the use of directed brokerage in recognition of mutual fund sales in late 2003. The Hartford continues to cooperate fully with the SEC in these matters.
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in maturity or terminal funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
To date, none of the SEC’s and New York Attorney General’s market timing investigation, the SEC’s directed brokerage investigation, or the New York Attorney General’s and Connecticut Attorney General’s single premium group annuity investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC, the New York Attorney General’s Office, and the Connecticut Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC, the New York Attorney General’s Office and the Connecticut Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators is difficult to predict. The Company recorded a charge of $66, after-tax, to establish a reserve for the market timing and directed brokerage matters in the first quarter of 2005. Based on recent developments, the Company recorded an additional charge of $36, after-tax, in the fourth quarter of 2005 to increase the reserve for the market timing, directed brokerage and single premium group annuity matters. This reserve is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
On May 24, 2005, The Hartford received a subpoena from the Connecticut Attorney General’s Office seeking information about The Hartford’s participation in finite reinsurance transactions in which there was no substantial transfer of risk between the parties. The Hartford is cooperating fully with the Connecticut Attorney General’s Office in this matter.

On June 23, 2005, The Hartford received a subpoena from the New York Attorney General’s Office requesting information relating to purchases of The Hartford’s variable annuity products, or exchanges of other products for The Hartford’s variable annuity products, by New York residents who were 65 or older at the time of the purchase or exchange. On August 25, 2005, The Hartford received an additional subpoena from the New York Attorney General’s Office requesting information relating to purchases of or exchanges into The Hartford’s variable annuity products by New York residents during the past five years where the purchase or exchange was funded using funds from a tax-qualified plan or where the variable annuity purchased or exchanged for was a sub-account of a tax-qualified plan or was subsequently put into a tax-qualified plan. The Hartford is cooperating fully with the New York Attorney General’s Office in these matters.
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
The Hartford has received a request for information from the New York Attorney General’s Office about issues relating to the reporting of workers’ compensation premium. The Hartford is cooperating fully with the New York Attorney General’s Office in this matter.
Lease Commitments
Total rental expense on operating leases was $83 in 2005, $77 in 2004 and $56 in 2003. Future minimum lease commitments are as follows:

2006	$73
2007	65
2008	51
2009	44
2010	39
Thereafter	16

Total	$288

Tax Matters
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). The IRS began its audit of the 2002-2003 tax years in 2005 and is in the examination phase. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from future tax examinations and other tax-related matters for all open tax years. During 2004, the IRS completed its examination of the 1998-2001 tax years, and the IRS and the Company agreed upon all adjustments. As a result, during 2004 the Company booked a $190 tax benefit to reflect the impact of the audit settlement on tax years covered by the examination as well as all other tax years prior to 2004. The benefit related primarily to the separate account DRD and interest.
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for projected equity market performance. The estimated DRD is generally updated in the third quarter for the provision-to-filed-return adjustments, and in the fourth quarter based on known actual mutual fund distributions and fee income from The Hartford’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level.
Unfunded Commitments
At December 31, 2005, the Company has outstanding commitments totaling $562, of which $265 is committed to fund limited partnership investments. These capital commitments can be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining $297 of outstanding commitments are primarily related to various funding obligations associated with investments in mortgage and construction loans. These have a commitment period of one month to three years.

Guaranty fund and Other Insurance-Related Assessments
Under insurance guaranty fund laws in each state, the District of Columbia and Puerto Rico, insurers licensed to do business can be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Part of the assessments paid by the Company’s insurance subsidiaries pursuant to these laws may be used as credits for a portion of the Company’s insurance subsidiaries’ premium taxes. There were $3.4, $3.0 and $0 in guaranty fund assessment payments (net of refunds) in 2005, 2004 and 2003, respectively.
The Hartford accounts for guaranty fund and other insurance assessments in accordance with Statement of Position No. 97-3, “Accounting by Insurance and Other Enterprises for Insurance-Related Assessments”. Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2005 and 2004, the liability balance was $21 and $30, respectively. As of December 31, 2005 and 2004, included in other assets was $14 of related assets for premium tax offsets.
Note 13. Income Tax
The Company is included in The Hartford’s consolidated Federal income tax return. Hartford Life and The Hartford have entered into a tax sharing agreement under which each member in the consolidated U.S. federal income tax return will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, generally will be determined as though the Company were filing a separate Federal income tax return with current credit for net losses to the extent the losses provide a benefit in the consolidated return.
Income tax expense (benefit) is as follows:

	For the years ended December 31,
	2005	2004	2003

Current — U.S. Federal	$106	$(10)	$(2)
— Foreign	—	—	—
Total Current Taxes	106	(10)	(2)
Deferred — U.S. Federal	153	157	176
— Foreign	29	21	6
Total Deferred Taxes	182	178	182

Income tax expense	$288	$168	$180

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2005	2004	2003

Tax Provision at the U.S. statutory rate	$504	$529	$332
Tax-exempt interest	(33)	(31)	(29)
Dividends received deduction	(186)	(134)	(112)
IRS audit settlement	—	(190)	—
Foreign related investments	6	(7)	(5)
Other	(3)	1	(6)

Provision for income tax	$288	$168	$180

Deferred tax assets (liabilities) include the following as of December 31:

	2005	2004

Deferred tax assets
Tax basis deferred policy acquisition costs and reserves	$622	$648
Net operating loss carryovers	184	234
Minimum tax credit	245	154
Foreign tax credit carryovers	31	7
Other	24	36

Total deferred tax assets	1,106	1,079
Valuation allowance	(17)	(7)

Net deferred tax assets	1,089	1,072

Deferred tax liabilities
Financial statement deferred policy acquisition costs and reserves	(1,195)	(838)
Net unrealized gains on securities	(386)	(799)
Employee benefits	(19)	(10)
Other investment-related items	(52)	(107)
Depreciable and amortizable assets	(70)	(65)

Total deferred tax liabilities	(1,722)	(1,819)

Total deferred tax asset (liability)	$(633)	$(747)

Hartford Life had current federal income tax receivable of $206 and $75 as of December 31, 2005 and 2004, respectively.
In management’s judgment, the gross deferred tax asset will more likely than not be realized through reductions of future taxes, except as otherwise noted. Included in the total net deferred tax liability is a deferred tax asset of $184 for net operating losses of $526, consisting of U.S. losses of $143 which expire from 2015 -2023 and foreign losses of $383 which expire from 2006-2012. A valuation allowance of $17 has been recorded which consists of $7 related to U.S. net operating losses of $20 and $10 related to a new valuation allowance set up primarily for U.K. net operating losses of $29.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company anticipates, based on currently available information, that it will distribute the entire balance in the account, thereby permanently eliminating the potential tax of $31.
Note 14. Debt

Long –Term Debt	December 31, 2005	December 31, 2004

Senior Notes

7.10% Notes, due 2007	$200	$200
7.65% Notes, due 2027	250	250
7.375% Notes, due 2031	400	400

Total Senior Notes	850	850
Junior Subordinated Debentures

7.625% Notes, due 2050	200	200

Total Long-Term Debt	$1,050	$1,050

Shelf Registrations
On May 15, 2001, Hartford Life filed a shelf registration statement with the SEC for the potential offering and sale of up to $1.0 billion in debt and preferred securities. The registration statement was declared effective on May 29, 2001. As of December 31, 2005, the Company had $1.0 billion remaining on its shelf.
Short-Term Debt
Hartford Life has a commercial paper program, which allows it to borrow up to a maximum amount of $250 in short-term commercial paper notes. As of December 31, 2005, the Company had no outstanding borrowings under the program.
As of December 31, 2005, the Company’s Japanese operation has a $2.0 billion yen, approximately $17, line of credit with a Japanese bank with no outstanding borrowings under this facility.
Junior Subordinated Debentures
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
The financial structure of Hartford Life Capital II, as of December 31, 2005 and 2004, was as follows:

($ in millions except for per security data)	Hartford Life Capital II

Junior Subordinated Debentures [1] [2]
Principal amount owed	$200
Balance December 31, 2005	$200
Balance December 31, 2004	$200
Coupon rate	7.625%
Interest payable	Quarterly
Maturity date	Feb. 15, 2050
Redeemable by issuer on or after	Mar. 6, 2006
Trust Preferred Securities
Issuance date	Mar. 6, 2001
Securities issued	8,000,000
Liquidation preference per security (in dollars)	$25
Liquidation value	$200
Coupon rate	7.625%
Distribution payable	Quarterly
Distribution guaranteed by	HLI

[1]	For each of the respective debentures, The Hartford or HLI, has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and The Hartford or HLI may not declare or pay any cash dividends or distributions on, or purchase, The Hartford’s or HLI’s capital stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Hartford or HLI will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Preferred Securities.
Related Party Debt
Effective January 30, 2004, Hartford Life received a capital contribution in the form of cash of $305 from its parent The Hartford which was then used to fund the payment and settlement of the above related party note agreements totaling $305 with its parent The Hartford.

Interest Expense
The following table presents interest expense incurred for 2005, 2004 and 2003, respectively.

	For the years ended December 31,
	2005	2004	2003

Short and Long-term debt	$65	$70	$77
Series A Preferred Securities and Series B Preferred Securities	15	26	34
Related Party debt	—	1	6

Total interest expense	$80	$97	$117

Note 15. Stockholder’s Equity
Statutory Results
The domestic insurance subsidiaries of Hartford Life prepare their statutory financial statements in accordance with accounting practices prescribed by the applicable insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, and for statutory reporting, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.

	For the years ended December 31,
	2005	2004	2003

Statutory Net Income (Loss)
Life operations	$821	$1,048	$1,026

	As of December 31,
	2005	2004

Statutory Surplus
Life operations	$4,364	$5,119
Japan life operations [1]	1,017	—

Total	$5,381	$5,119

[1]	Japan Life Operation was valued in accordance with prescribed statutory accounting practices and was included in U.S. statutory surplus prior to September 1, 2005.
A significant percentage of the consolidated statutory surplus is permanently reinvested or is subject to various state regulatory restrictions which limit the payment of dividends without prior approval. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. As of December 31, 2005, the maximum amount of statutory dividends which may be paid to Hartford Life from its insurance subsidiaries in 2005 is $667. However, through August 31, 2006, Hartford Life and Accident Insurance Company will need prior approval from the insurance commissioner for dividends paid.

Note 16. Pension Plans, Postretirement, Health Care and Life Insurance Benefit and Savings Plans
Pension Plans
Hartford Life’s employees are included in The Hartford’s non-contributory defined benefit pension and postretirement health care and life insurance benefit plans. Defined benefit pension expense, postretirement health care and life insurance benefits expense allocated by The Hartford, was $38, $44 and $34 for the years ended December 31, 2005, 2004 and 2003, respectively.
Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of compensation, by the Company. In addition, the Company allocated 0.5% of base salary to the plan for each eligible employee in 2003. In 2004, the Company began allocating 1.5% of base salary to plan for eligible employees who have salaries of less than $90,000 per year. Employees who have salaries of $90,000 or more per year receive a contribution of 0.5% of base salary. The cost to Hartford Life for this plan was approximately $16, $15 and $10 for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 17. Stock Compensation Plans
On May 18, 2005 at the The Hartford’s Annual Meeting of Shareholders, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422A of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, or restricted stock units, or any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 7,000,000 shares applicable to all awards for the ten-year duration of the 2005 Stock Plan. To the extent that any awards under The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan.
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of the The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years and two days. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable upon the attainment of specified market price appreciation of the The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
Performance awards of common stock granted under the 2005 Stock Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. On a cumulative basis, no more than 20% of the aggregate number of shares which may be awarded under the 2005 Stock Plan are available for performance shares, restricted stock awards, or restricted stock unit awards. Also, the maximum award of performance shares, restricted stock awards, or restricted stock unit awards for any individual employee in any year is 200,000 shares or units. In 2005, the The Hartford granted 704,738 shares of common stock with a weighted average price of $71.62 related to performance shares, restricted stock awards, and restricted stock unit awards. In 2004 and 2003, the The Hartford granted shares of common stock of 315,452 and 333,712 with weighted average prices of $64.93 and $38.13, respectively, related to performance share and restricted stock awards.
In 1996, the The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. The Hartford may sell up to 5,400,000 shares of stock to eligible employees under the ESPP. In 2005, 2004 and 2003, 328,276, 345,262 and 443,467 shares were sold, respectively. The per share weighted average fair value of the discount under the ESPP was $10.77, $9.31, and $11.96 in 2005, 2004 and 2003, respectively. Additionally, during 1997, The Hartford established employee stock purchase plans for certain employees of The Hartford’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price at the end of a three-year period. The activity under these programs is not material.

Note 18. Transactions with Affiliates
Transactions of the Company with Hartford Fire, Hartford Holdings and its affiliates relate principally to tax settlements, reinsurance, insurance coverage, rental and service fees, payment of dividends and capital contributions. In addition, certain affiliated insurance companies purchased group annuity contracts from the Company to fund pension costs and claim annuities to settle casualty claims. Substantially all general insurance expenses related to the Company, including rent and employee benefit plan expenses, are initially paid by The Hartford. Direct expenses are allocated to the Company using specific identification, and indirect expenses are allocated using other applicable methods. Indirect expenses include those for corporate areas which, depending on type, are allocated based on either a percentage of direct expenses or on utilization. Indirect expenses allocated to the Company by The Hartford were $217, $132 and $109 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in other liabilities are $19 and $25 due to The Hartford as of December 31, 2005 and 2004, respectively.
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
Note 20. Quarterly Results for 2005 and 2004 (unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Revenues	$2,991	$3,062	$3,034	$2,653	$4,316	$2,500	$4,682	$3,160
Benefits, claims and expenses	2,627	2,676	2,690	2,309	3,888	2,104	4,378	2,776

Net income [1]	278	258	263	255	333	499	278	307

[1]	Included in the quarter ended September 30, 2004 is a $190 tax benefit which relates to tax years prior to 2004.

HARTFORD LIFE, INC. AND SUBSIDIARIES
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)	As of December 31, 2005
			Amount at which
			shown on Balance
Type of Investment	Cost	Fair Value	Sheet

Fixed Maturities
Bonds and Notes
U.S. Government and Government agencies and authorities (guaranteed and sponsored)	$630	$649	$649
U.S. Government and Government agencies and authorities (guaranteed and sponsored) – asset-backed	3,622	3,584	3,584
States, municipalities and political subdivisions	3,256	3,457	3,457
International governments	719	765	765
Public utilities	2,804	2,928	2,928
All other corporate including international	21,089	21,884	21,884
All other corporate – asset-backed	16,144	16,194	16,194
Short-term investments	1,334	1,334	1,334
Redeemable preferred stock	17	17	17

Total fixed maturities	49,615	50,812	50,812

Equity Securities
Common stocks
Banks, trusts & insurance companies	—	1	1
Industrial, miscellaneous and all other	19,837	24,294	24,294
Nonredeemable preferred stocks	514	539	539

Total equity securities	20,351	24,834	24,834

Total fixed maturities and equity securities	69,966	75,646	75,646

Other Investments
Mortgage loans on real estate	1,513	1,504	1,513
Policy loans	2,016	2,016	2,016
Investments in partnerships and trusts	436	431	431
Other invested assets	224	178	178

Total other investments	4,189	4,129	4,138

Total investments	$74,155	$79,775	$79,784

HARTFORD LIFE, INC. AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC.
(Registrant)

	As of December 31,
Condensed Balance Sheets	2005	2004

Assets
Fixed maturities, available for sale, at fair value (amortized cost of $20 and $1)	$5	$20
Investment in subsidiaries	10,408	10,310
Other assets	161	78

Total assets	10,574	10,408

Liabilities and Stockholder’s Equity
Long-term debt	1,050	1,050
Other liabilities	165	186

Total liabilities	1,215	1,236
Total stockholder’s equity	9,359	9,172

Total liabilities and stockholder’s equity	$10,574	$10,408

	For the years ended December 31,
Condensed Statements of Income	2005	2004	2003

Earnings of subsidiaries	$1,592	$1,607	$1,066
Interest expense and other	152	97	117

Income before income tax expense and cumulative effect of accounting change	1,440	1,510	949
Income tax expense	288	168	180

Income before cumulative effect of accounting change	1,152	1,342	769

Cumulative effect of accounting change	—	(23)	—

Net income	$1,152	$1,319	$769

The financial information of Hartford Life, Inc. (parent company of Hartford Life) should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF HARTFORD LIFE, INC. (continued)
(Registrant)

Condensed Statements of Cash Flows	For the years ended December 31,
	2005	2004	2003

Operating Activities
Net income	$1,152	$1,319	$769
Undistributed earnings of subsidiaries	(642)	(1,064)	(699)
Change in other assets and liabilities	(135)	53	(1)

Cash provided by operating activities	375	308	69

Investing Activities
Sales (purchases) of investments	15	(19)	—
Capital contribution to subsidiary	(108)	—	(749)

Cash used for investing activities	(93)	(19)	(749)

Financing Activities
(Repayment of) proceeds from short-term debt	—	(505)	230
Repayment of company obligated mandatorily
Redeemable preferred securities of subsidiary trust holding solely parent junior subordinated debentures	—	(250)	—
Capital contribution from parent	—	605	519
Dividends paid	(282)	(139)	(69)

Cash (used for) provided by financing activities	(282)	(289)	680

Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Net Cash Activity During the Year For:
Interest expense paid	$79	$94	$115
Income taxes paid	$240	$66	$50

HARTFORD LIFE, INC. AND SUBSIDIARIES
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
For the years ended December 31, 2005, 2004 and 2003

				Net	Benefits,		Amortization
	Fee			Realized	Claims and		of Deferred
	income		Net	Capital	Claim	Insurance	Policy	Dividends
	and	Earned	Investment	Gains/	Adjustment	Expenses	Acquisition	to Policy-	Interest
Segment	Other	Premiums	Income	(Losses)	Expenses	and other	Costs	holders	Expense

2005
Retail Products Group	$2,325	$(52)	$933	$9	$895	$869	$744	$—	$—
Retirement Plans	152	10	311	(3)	231	115	26	—	—
Institutional Solutions Group	119	504	802	(5)	1,212	56	32	—	—
Individual Life	802	(33)	305	5	469	164	205	3	—
Group Benefits	36	3,774	398	1	2,794	1,022	31	—	—
International	483	—	75	(34)	42	188	133	—	—
Other	83	—	4,021	2	4,166	71	1	34	80

Consolidated	$4,000	$4,203	$6,845	$(25)	$9,809	$2,485	$1,172	$37	$80

2004
Retail Products Group	$2,019	$5	$1,011	$—	$1,074	$687	$647	$—	$—
Retirement Plans	121	10	306	(3)	220	96	29	—	—
Institutional Solutions Group	161	463	664	3	1,116	55	26	—	—
Individual Life	767	(21)	303	7	480	162	185	2	—
Group Benefits	37	3,615	373	2	2,703	989	23	—	—
International	240	—	11	(1)	20	98	77	—	—
Other	119	—	1,007	156	1,017	29	6	27	97

Consolidated	$3,464	$4,072	$3,675	$164	$6,630	$2,116	$993	$29	$97

2003
Retail Products Group	$1,654	$(34)	$432	$8	$519	$560	$498	$—	$—
Retirement Plans	83	15	281	1	226	79	17	—	—
Institutional Solutions Group	154	783	581	4	1,344	109	28	—	—
Individual Life	747	(20)	263	(7)	436	158	177	3	—
Group Benefits	20	2,342	262	—	1,862	553	18	—	—
International	90	—	2	(2)	1	42	32	—	—
Other	143	—	220	22	228	43	(15)	60	117

Consolidated	$2,891	$3,086	$2,041	$26	$4,616	$1,544	$755	$63	$117

HARTFORD LIFE, INC. AND SUBSIDIARIES
SCHEDULE IV
REINSURANCE

			Assumed
		Ceded to	From		Percentage of
	Gross	Other	Other	Net	Amount Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2005
Life insurance inforce	$764,293	$251,853	$51,274	$563,714	9.1%

Fee income, earned premiums and other
Life insurance and annuities	$6,072	$403	$348	$6,017	5.8%
Accident and health insurance	2,122	52	116	2,186	5.3%

Total fee income, earned premiums and other	$8,194	$455	$464	$8,203	5.7%

For the year ended December 31, 2004

Life insurance in force	$778,134	$300,627	$75,050	552,557	13.6%

Fee income, earned premiums and other
Life insurance and annuities	$5,392	$415	$542	$5,519	10.2%
Accident and health insurance	1,831	83	269	2,017	13.3%

Total fee income, earned premiums and other	$7,223	$498	$811	$7,536	11.1%

For the year ended December 31, 2003

Life insurance in force	$737,837	$288,758	$28,800	$477,879	6.0%

Fee income, earned premiums and other
Life insurance and annuities	$4,762	$364	$122	$4,520	2.7%
Accident and health insurance	1,485	101	73	1,457	4.8%

Total fee income, earned premiums and other	$6,247	$465	$195	$5,977	3.3%

HARTFORD LIFE, INC. AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS

		Additions		Deductions
		Charged to
	Balance	Costs and	Translation	Write-offs/	Balance
	January 1,	Expenses	Adjustment	Payments/Other	December 31,

2005
Accumulated depreciation of plant, property and equipment	$259	$71	$—	$(9)	321
Valuation allowance on deferred tax asset	7	10	—	—	17

2004
Accumulated depreciation of plant, property and equipment	$256	$64	$—	$(61)	259
Valuation allowance on deferred tax asset	8	—	—	(1)	7

2003
Accumulated depreciation of plant, property and equipment	$249	$52	$—	$(45)	256
Valuation allowance on deferred tax asset	8	—	—	—	8

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARTFORD LIFE, INC.

By: /s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
Date: February 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ramani Ayer	Chairman and Director	February 24, 2006

Ramani Ayer

/s/ Thomas M. Marra Thomas M. Marra	President, Chief Operating Officer and Director	February 24, 2006

/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Executive Vice President and Chief Financial Officer	February 24, 2006

/s/ Ernest M. McNeill Jr. Ernest M. McNeill Jr.	Senior Vice President and Chief Accounting Officer	February 24, 2006

/s/ David K. Zwiener David K. Zwiener	Director	February 24, 2006

II-1

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
EXHIBITS INDEX

Exhibit #

3.01	Amended and Restated Certificate of Incorporation of Hartford Life, Inc. (“Hartford Life” or the “Company”), is filed herewith.

3.02	Amended and Restated By-Laws of the Company, effective June 27, 2000 were filed as Exhibit 3.02 to the Company’s Form 10-Q filed for the second quarter ended June 30, 2000 and is incorporated herein by reference.

4.01	Amended and Restated Certificate of Incorporation and By-Laws of the Company (included as Exhibits 3.01 and 3.02, respectively).

4.02	Indenture, dated as of May 19, 1997, between the Company and Citibank, N.A., as Trustee, with respect to the Company’s 7.10% Notes due June 15, 2007, and 7.65% Debentures due June 15, 2027, was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (Amendment No. 2) dated May 23, 1997, and is incorporated herein by reference.

4.03	Subordinated Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of June 1, 1998, was filed as Exhibit 4.03 to the Company’s Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

4.04	Second Supplemental Indenture between Hartford Life and Wilmington Trust Company, as Trustee, dated as of March 6, 2001, with respect to 7.625% Junior Subordinated Deferred Interest Debentures, due February 15, 2050, was filed as Exhibit 4.02 to the Company’s Form 8-A dated March 13, 2001, and is incorporated herein by reference.

4.05	Form of 7.625% Junior Subordinated Deferrable Interest Debenture, Series A, due February 15, 2050, was filed as Exhibit A to Exhibit 4.02 of the Company’s Form 8-A dated March 13, 2001, and is incorporated herein by reference.

4.06	Declaration of Trust of Hartford Life Capital II, dated as of June 3, 1998, between Hartford Life, as Sponsor, and Wilmington Trust Company, as Trustee, was filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Inc., Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.07	Form of Amended and Restated Declaration of Trust of Hartford Life Capital II between Hartford Life, as Sponsor, and Wilmington Trust Company, as Indenture Trustee and Delaware Trustee, was filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.08	Form of Guarantee Agreement between Hartford Life, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, was filed as Exhibit 4.21 to the Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Capital I, Hartford Capital II and Hartford Capital III, as amended, and is incorporated herein by reference.

4.09	Form of Preferred Security Certificate for Hartford Life Capital II was filed as Exhibit 4.20 to the

II-2

Exhibit #

Company’s Registration Statement on Form S-3 (Registration No. 333-56283) filed with the Securities and Exchange Commission on June 18, 1998 by Hartford Life, Hartford Life Capital I, Hartford Life Capital II and Hartford Life Capital III, as amended, and is incorporated herein by reference.

4.10	Form of 7.375% Senior Notes due March 1, 2031 was filed as Exhibit 3 to the Company’s Form 8-A dated February 28, 2001, and is incorporated herein by reference.

10.01	Master Intercompany Agreement, dated May 19, 1997, among the Company, The Hartford Financial Services Group, Inc. (formerly known as ITT Hartford Group, Inc.) (“The Hartford”) and with respect to Articles VI and XII, Hartford Fire Insurance Company, was filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.02	Management Agreement, dated March 31, 1997, among Hartford Life Insurance Company and Hartford Investment Management Company, was filed as Exhibit 10.3 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.03	Management Agreement, dated March 31, 1997, among certain subsidiaries of the Company and Hartford Investment Services, Inc., was filed as Exhibit 10.4 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.04	Sublease Agreement , dated May 19, 1997, between Hartford Fire Insurance Company and the Company, was filed as Exhibit 10.5 to the Company’s Form 10-Q filed for the quarterly period ended June 30, 1997 and is incorporated herein by reference.

10.05	Five-Year Competitive Advance and Revolving Credit Facility Agreement among The Hartford, the Company, the Lenders named therein, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citibank, N.A. as Syndication Agents, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Report to Form 8-K, filed September 13, 2005.

12.01	Computation of Ratio of Earnings to Fixed Charges is filed herewith.

23.01	Consent of Deloitte & Touche LLP is filed herewith.

31.01	Section 302 Certification of Thomas M. Marra is filed herewith.

31.02	Section 302 Certification of Lizabeth H. Zlatkus is filed herewith.

32.01	Section 906 Certification of Thomas M. Marra is filed herewith.

32.02	Section 906 Certification of Lizabeth H. Zlatkus is filed herewith.

II-3