Form 10-Q
period 2006-06-30
HARTFORD LIFE INC
filed 2006-07-27
CIK 1032204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☑
As of July 21, 2006 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and changes in stockholder’s equity, and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2006 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 26, 2006

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Fee income	$1,156	$960	$2,274	$1,910
Earned premiums	1,081	1,047	2,354	2,046
Net investment income
Securities available-for-sale and other	791	733	1,557	1,462
Equity securities held for trading	(970)	303	(516)	524

Total net investment income	(179)	1,036	1,041	1,986
Net realized capital (losses) gains	(150)	(9)	(276)	83

Total revenues	1,908	3,034	5,393	6,025

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	508	1,756	2,646	3,495
Insurance expenses and other	697	636	1,273	1,195
Amortization of deferred policy acquisition costs and present value of future profits	306	275	605	566
Dividends to policyholders	4	3	18	21
Interest expense	20	20	40	40

Total benefits, claims and expenses	1,535	2,690	4,582	5,317

Income before income tax expense	373	344	811	708
Income tax expense	78	81	181	167

Net income	$295	$263	$630	$541

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
(In millions, except for share data)	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $50,580 and $49,615)	$50,475	$50,812
Equity securities, available-for-sale, at fair value (cost of $760 and $781)	772	800
Equity securities, trading securities, at fair value (cost of $23,062 and $19,570)	26,916	24,034
Policy loans, at outstanding balance	2,110	2,016
Mortgage loans on real estate	2,269	1,513
Other investments	831	609

Total investments	83,373	79,784
Cash	888	1,001
Premiums receivable and agents’ balances	396	426
Reinsurance recoverables	785	800
Deferred policy acquisition costs and present value of future profits	9,362	8,567
Deferred income taxes	(278)	(633)
Goodwill	796	796
Other assets	2,034	2,146
Separate account assets	156,523	150,875

Total assets	$253,879	$243,762

Liabilities
Reserve for future policy benefits	$13,454	$12,777
Other policyholder funds	67,767	64,452
Short-term debt	400	—
Long-term debt	648	1,048
Other liabilities	5,913	5,251
Separate account liabilities	156,523	150,875

Total liabilities	244,705	234,403

Commitments and Contingencies (Note 6)

Stockholder’s Equity
Common Stock – 1,000 shares authorized, issued and outstanding; par value $0.01	—	—
Capital surplus	3,094	3,094
Accumulated other comprehensive income
Net unrealized capital gains on securities, net of tax	(180)	608
Foreign currency translation adjustments	(20)	(79)

Total accumulated other comprehensive income	(200)	529
Retained earnings	6,280	5,736

Total stockholder’s equity	9,174	9,359

Total liabilities and stockholder’s equity	$253,879	$243,762

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Six Months Ended June 30, 2006

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2005	$—	$3,094	$709	$(101)	$(79)	$5,736	$9,359
Comprehensive income
Net income						630	630
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(606)				(606)
Net loss on cash flow hedging instruments				(182)			(182)
Cumulative translation adjustments					59		59

Total other comprehensive income							(729)

Total comprehensive income							(99)
Dividends declared						(86)	(86)

Balance, June 30, 2006	$—	$3,094	$103	$(283)	$(20)	$6,280	$9,174

Six Months Ended June 30, 2005

			Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common	Capital	on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172
Comprehensive income
Net income						541	541
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(37)				(37)
Net gain on cash flow hedging instruments				154			154
Cumulative translation adjustments					(39)		(39)

Total other comprehensive income							78

Total comprehensive income							619
Dividends declared						(202)	(202)

Balance, June 30, 2005	$—	$3,094	$1,311	$(16)	$(23)	$5,223	$9,589

(1)	Net change in unrealized capital gains (losses) on securities is reflected net of tax benefit and other items of $326 and $20 for the six months ended June 30, 2006 and 2005, respectively. Net gain (loss) on cash flow hedging instruments is net of tax (benefit) provision of $(98) and $83 for the six months ended June 30, 2006 and 2005, respectively.

(2)	There were reclassification adjustments for after-tax (losses) gains realized in net income of $(108) and $44 for the six months ended June 30, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions) (Unaudited)	2006	2005

Operating Activities
Net income	$630	$541
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	605	566
Additions to deferred policy acquisition costs and present value of future profits	(979)	(1,050)
Change in:
Reserve for future policy benefits	526	220
Reinsurance recoverables	16	24
Receivables	(61)	58
Payables, accruals and other liabilities	(139)	(122)
Accrued and deferred income taxes	305	70
Net realized capital losses (gains)	276	(83)
Net increase in equity securities, held for trading	(2,072)	(5,527)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	1,966	5,568
Depreciation and amortization	253	99
Other, net	250	16

Net cash provided by operating activities	1,576	380

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	10,941	15,272
Equity securities, available-for-sale	82	11
Mortgage loans	169	167
Partnerships	64	25
Payments for the purchase of:
Fixed maturities, available-for-sale	(12,059)	(16,241)
Equity securities, available-for-sale	(127)	(194)
Mortgage loans	(923)	(392)
Partnerships	(336)	(85)
Change in policy loans, net	(94)	522
Change in payables for collateral under securities lending, net	429	(89)
Change in other investments, net	(508)	127
Additions to property and equipment, net	(25)	(27)

Net cash used for investing activities	(2,387)	(904)

Financing Activities
Net receipts from investment and universal life-type contracts	731	584
Dividends paid	(81)	(170)

Net cash provided by financing activities	650	414

Foreign exchange rate effect on cash	48	(52)
Net decrease in cash	(113)	(162)
Cash - beginning of period	1,001	933

Cash - end of period	$888	$771

Supplemental Disclosure of Cash Flow Information
Net cash paid during the period for
Income taxes (received) paid	$(149)	$125
Interest	$39	$40

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
Hartford Life, Inc. (a Delaware corporation), together with its consolidated subsidiaries (“Hartford Life”, “Life” or the “Company”), is a financial services and insurance organization which provides investment products and life insurance to both individual and business customers in the United States and internationally. Hartford Life, Inc. is a direct wholly-owned subsidiary of Hartford Holdings, Inc., a direct wholly-owned subsidiary of The Hartford Financial Services Group, Inc. (“The Hartford”).
The condensed consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), which differ materially from the accounting prescribed by various insurance regulatory authorities.
The accompanying condensed consolidated financial statements and notes as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited. These condensed consolidated financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
Consolidation
The condensed consolidated financial statements include the accounts of Hartford Life in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIE”) in which the Company is the primary beneficiary. Entities in which Hartford Life does not have a controlling financial interest but in which the Company has significant influence over the operating and financing decisions are reported using the equity method. All material intercompany transactions and balances between Hartford Life and its subsidiaries and affiliates have been eliminated. During the three months ended June 30, 2006, the Company sponsored and purchased an investment interest in a newly established floating rate bank loan fund, a VIE for which the Company determined itself to be the primary beneficiary. For further discussion see Note 3.
Reclassifications
Certain reclassifications have been made to prior period financial information, including segment disclosures, to conform to the current period presentation.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The most significant estimates include those used in determining deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; and contingencies relating to corporate litigation and regulatory matters.
Significant Accounting Policies
For a description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in Hartford Life’s 2005 Form 10-K Annual Report.

Income Taxes
The effective tax rate for the three months ended June 30, 2006 and 2005 was 21% and 24%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 22% and 24%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD was updated in the second quarter based on the most recent data and will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of APB Opinion No. 23 with respect to Hartford Life, K.K. As a result of this change, the Company has recorded a tax benefit of $2 due to the expected utilization of foreign tax credits from Hartford Life, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in the second quarter of 2006 thereby permanently eliminating the potential tax of $31.
Adoption of New Accounting Standards
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
Future Adoption of New Accounting Standards
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes , an interpretation of FASB Statement No. 109” (“FIN 48”), dated June, 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

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
The positive (negative) impact, on realized gains and losses in the segments, for allocated interest-rate related realized gains and losses and the credit-risk charges were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Retail
Realized gains (losses)	$8	$9	$17	$18
Credit risk charge	(7)	(6)	(13)	(13)
Retirement Plans
Realized gains (losses)	2	1	5	3
Credit risk charge	(2)	(2)	(4)	(4)
Institutional
Realized gains (losses)	4	3	8	6
Credit risk charge	(5)	(4)	(11)	(9)
Individual Life
Realized gains (losses)	2	3	5	6
Credit risk charge	(1)	(1)	(3)	(3)
Group Benefits
Realized gains (losses)	1	3	2	5
Credit risk charge	(3)	(3)	(5)	(5)
International
Realized gains (losses)	—	—	—	—
Credit risk charge	—	—	(1)	—
Other
Realized gains (losses)	(17)	(19)	(37)	(38)
Credit risk charge	18	16	37	34

Total	$—	$—	$—	$—

The measure of profit or loss used by Hartford Life management in evaluating the performance of its segments is net income. For a full discussion of each segment, please refer to Hartford Life’s 2005 Form 10-K Annual Report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Retail	$867	$799	$1,717	$1,589
Retirement Plans	131	117	268	230
Institutional	367	340	885	639
Individual Life	275	259	546	521
Group Benefits	1,129	1,048	2,261	2,094
International	184	111	364	215
Other	(75)	57	(132)	213

Total segment revenues [2]	2,878	2,731	5,909	5,501
Net investment income on equity securities held for trading [1]	(970)	303	(516)	524

Total revenues	$1,908	$3,034	$5,393	$6,025

[1]	Management does not include dividend income and mark-to-market effects of trading securities supporting the international variable annuity business in its segment revenues since corresponding amounts credited to policyholders are included within benefits, claims and claim adjustment expenses.

[2]	Amounts include net realized capital losses of $150 and $9 for the three months ended June 30, 2006 and 2005, respectively. Amounts include net realized capital losses of $276 and net realized capital gains of $83 for the six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income (Loss)
Retail	$166	$127	$342	$275
Retirement Plans	22	17	43	34
Institutional	29	21	51	42
Individual Life	48	39	93	78
Group Benefits	74	64	142	123
International	52	21	98	35
Other	(96)	(26)	(139)	(46)

Total net income	$295	$263	$630	$541

3. Investments and Derivative Instruments

	June 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,950	$56	$(77)	$6,929	$6,819	$48	$(75)	$6,792
Collateralized mortgage obligations (“CMOs”)
Agency backed	890	2	(14)	878	758	3	(5)	756
Non-agency backed	106	—	(1)	105	106	—	—	106
Commercial mortgage-backed securities (“CMBS”)
Agency backed	71	—	(3)	68	70	1	—	71
Non-agency backed	9,786	96	(205)	9,677	9,219	174	(97)	9,296
Corporate	24,187	694	(624)	24,257	23,893	1,178	(259)	24,812
Government/Government agencies
Foreign	566	24	(11)	579	719	50	(4)	765
United States	1,237	6	(17)	1,226	630	24	(5)	649
Mortgage-backed securities (“MBS”)	2,160	2	(82)	2,080	2,794	6	(43)	2,757
States, municipalities and political subdivisions	3,252	116	(67)	3,301	3,256	210	(9)	3,457
Redeemable preferred stock	15	—	—	15	17	—	—	17
Short-term	1,360	—	—	1,360	1,334	—	—	1,334

Total fixed maturities	$50,580	$996	$(1,101)	$50,475	$49,615	$1,694	$(497)	$50,812

Variable Interest Entities
During the three months ended June 30, 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by Hartford Investment Management Company (“HIMCO”), an affiliate of the Company, who will also serve as the investment manager for this Fund. As of June 30, 2006, total assets in the Fund were $65. The Company’s investment in the Fund as of June 30, 2006, was $43.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of the FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of June 30, 2006, the Company recorded in the consolidated balance sheets $65 of fixed maturities (including its own investment in the Fund) and $22 of other liabilities representing an affiliate’s investment in the Fund.
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
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	June 30, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$201	$—	$179	$—
Reinsurance recoverables	—	27	—	17
Other policyholder funds and benefits payable	66	—	8	—
Other liabilities	—	700	—	420

Total	$267	$727	$187	$437

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of June 30, 2006, and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	June 30, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$7,105	$(494)	$7,197	$(242)
Fair value hedge	2,442	15	1,707	(1)
Other investment and risk management activities	61,813	19	54,161	(7)

Total	$71,360	$(460)	$63,065	$(250)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and additional options purchased to hedge the GMWB, as well as an increase in interest rate swap derivatives used to assist in the matching of duration between assets and liabilities. The decrease in net fair value of derivative instruments since December 31, 2005, was primarily related to interest rate swaps and the Japanese fixed annuity hedging instruments resulting primarily from rising interest rates as well as derivatives hedging foreign bonds as a result of the weakening of the U.S. dollar in comparison to foreign currencies, partially offset by additional options purchased associated with GMWB. For further discussion on the GMWB product, which is accounted for as an embedded derivative, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2006, after-tax net losses representing the total ineffectiveness of all cash flow hedges were $(5) and $(10), respectively. For the three and six months ended June 30, 2005, after-tax net losses representing the total ineffectiveness of all cash flow hedges were $(2) and $(4), respectively. For the three and six months ended June 30, 2006 and 2005, after-tax net gains representing the total ineffectiveness of all fair value hedges were less than $1. For the three and six months ended June 30, 2006 and 2005, there were no after-tax net gains and losses representing the total ineffectiveness of net investment hedges.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three months ended June 30, 2006 and 2005, the Company recognized an after-tax net loss of $(15) and $(51), respectively, for derivative-based strategies which do not qualify for hedge accounting treatment. For the six months ended June 30, 2006 and 2005, the Company recognized an after-tax net loss of $(76) and $(41), respectively. Lower net realized capital losses were recognized for the three months ended June 30, 2006, compared to the respective prior year period, primarily due to period over period gains associated with the Japanese fixed annuity contract hedges, partially offset by period over period losses associated with GMWB related derivatives. Greater net realized capital losses were recognized for the six months ended June 30, 2006, compared to the respective prior year period, primarily due to period over period losses associated with GMWB related derivatives and non-qualifying currency and interest rate derivatives, partially offset by period over period gains associated with the Japanese fixed annuity contract hedges.
As of June 30, 2006, the after-tax deferred net losses on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $4. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and six months ended June 30, 2006 and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2006	2005

Balance, January 1	$8,567	$7,437
Capitalization	979	1,053
Amortization – Deferred policy acquisition costs and present value of future profits	(605)	(566)
Adjustments to unrealized gains and losses on securities available-for-sale and other	377	(8)
Effect of currency translation adjustment	44	(74)

Balance, June 30	$9,362	$7,842

5. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Many of the variable annuity contracts issued by the Company offer various guaranteed minimum death, withdrawal and income benefits. Guaranteed minimum death and income benefits are offered in various forms as described in the footnotes to the table below. The Company currently reinsures a significant portion of the death benefit guarantees associated with its U.S. in-force block of business. Effective April 1, 2006, the Company began reinsuring certain of its death benefit guarantees associated with the inforce block of variable annuity products offered in Japan. Changes in the gross U.S. guaranteed minimum death benefit (“GMDB”) and Japan GMDB/guaranteed minimum income benefits (“GMIB”) liability balance sold with annuity products are as follows:

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of January 1, 2006	$158	$50
Incurred	62	17
Paid	(55)	(1)
Currency translation adjustment	—	2

Liability balance as of June 30, 2006	$165	$68

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $35 as of June 30, 2006. The reinsurance recoverable asset related to the Japan GMDB was $2 as of June 30, 2006.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	67	14
Paid	(78)	—
Currency translation adjustment	—	(3)

Liability balance as of June 30, 2005	$163	$39

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $48 as of June 30, 2005.
The net GMDB and GMIB liability is established by estimating the expected value of net reinsurance costs and death and income benefits in excess of the projected account balance. The excess death and income benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments. The GMDB and GMIB liabilities are recorded in Reserve for Future Policy Benefits on the Company’s balance sheet. Changes in the GMDB and GMIB liability are recorded in Benefits, Claims and Claim Adjustment Expenses on the Company’s statements of operations. In a manner consistent with the Company’s accounting policy for deferred acquisition costs, the Company regularly evaluates estimates used and adjusts the additional liability balances, with a related charge or credit to benefit expense if actual experience or other evidence suggests that earlier assumptions should be revised.
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
	Value	at Risk	at Risk	Annuitant

Maximum anniversary value (MAV) [1]
MAV only	$53,559	$4,880	$583	64
With 5% rollup [2]	3,814	490	98	63
With Earnings Protection Benefit Rider (EPB) [3]	5,314	333	59	61
With 5% rollup & EPB	1,379	132	24	62

Total MAV	64,066	5,835	764
Asset Protection Benefit (APB) [4]	31,244	167	92	61
Lifetime Income Benefit (LIB) [5]	1,682	2	2	59
Reset [6] (5-7 years)	6,863	382	382	65
Return of Premium [7]/Other	9,331	36	35	49

Subtotal U.S. Guaranteed Minimum Death Benefits	113,186	6,422	1,275	62
Japan Guaranteed Minimum Death and Income Benefit [8]	27,323	249	180	66

Total at June 30, 2006	$140,509	$6,671	$1,455

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) death benefit and income benefits include a guarantee to return initial investment, which is adjusted for earnings liquidity or a maximum annual withdrawal of 3% of premiums, depending on the product, through a fixed annuity after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $18.6 billion and $15.2 billion as of June 30, 2006 and December 31, 2005, respectively.
The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company added a feature in the fourth quarter of 2005, available to new contract holders, that allows the policyholder the option to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap. The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process.
As of June 30, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $66 and $8, respectively. For the six months ended June 30, 2006 and 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $95 and $(44), respectively. For the three months ended June 30, 2006 and June 30, 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $11 and $(63), respectively. There were no benefit payments made for the GMWB during 2006 or 2005.
As of June 30, 2006 and December 31, 2005, $30.5 billion, or 74%, and $26.4 billion, or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of June 30, 2006 and December 31, 2005 was $34.9 billion and $31.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of June 30, 2006 and December 31, 2005, was $38 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $38.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and on July 13, 2006, the district court granted the Company’s motion to dismiss this case.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints and motions for class certification are pending. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in terminal and maturity funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.
On May 10, 2006, the Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Hartford’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, the Hartford will pay $20, of which $16.1 will be paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 to be divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Hartford will accept a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves established by the Hartford as of March 31, 2006.
To date, neither the SEC’s and New York Attorney General’s market timing investigation or the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $14 million and $11 million for the six months ended June 30, 2006 and 2005, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $5 million and $4 million for the six months ended June 30, 2006 and 2005, respectively. Hartford Life did not capitalize any cost of stock-based compensation.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of these superseded plans. The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock units, restricted stock, performance shares, or any combination of the foregoing.
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the six months ended June 30, 2005, the Company would have recognized an immaterial amount of additional stock-based compensation expense if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.
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
Employee Stock Purchase Plan
In 1996, The Hartford established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford may purchase common stock of The Hartford at a 15% discount from the lower of the closing market price at the beginning or end of the quarterly offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the quarter. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of three-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model.
8. Transactions with Affiliates
For a description of transactions with affiliates, see Note 18 of Notes to Consolidated Financial Statements included in Hartford Life’s 2005 Form 10-K Annual Report.
9. Sale of Affiliates
On March 2, 2006, Hartford Life Insurance Company completed the sale of its wholly-owned subsidiary, Servus Life Insurance Company, to XL Life and Annuity Holding Company and received cash in the amount of approximately $15.
On April 28, 2006, HLA completed the sale of its wholly-owned subsidiary, Hart Life Insurance Company, to Ace Group Holdings, Inc. and received cash in the amount of approximately $14.
10. Debt
On June 14, 2006, the Company provided irrevocable notice that it will retire its $200, 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II. The debt was reclassified from long-term to short-term in the June 30, 2006 condensed consolidated balance sheet. On July 14, 2006, the debt was retired at par. The retirement was funded by a $200 capital contribution.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life”, “Life” or the “Company”) as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six months ended June 30, 2006 compared with the equivalent period in 2005. This discussion should be read in conjunction with the MD&A in Hartford Life’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the possibility of unfavorable loss development; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effects of emerging claim and coverage issues; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; and other factors described in such forward-looking statements.

INDEX
Overview	21
Critical Accounting Estimates	23
Consolidated Results of Operations	25
Retail	31
Retirement Plans	32
Institutional	33
Individual Life	34
Group Benefits	35
International	36
Other	37
Investments	38
Investment Credit Risk	42
Capital Markets Risk Management	44
Capital Resources and Liquidity	47
Accounting Standards	49

OVERVIEW
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
The Hartford has received subpoenas from the New York Attorney General’s Office and the Connecticut Attorney General’s Office requesting information relating to The Hartford’s group annuity products, including single premium group annuities used in terminal and maturity funding programs. These subpoenas seek information about how various group annuity products are sold, how The Hartford selects mutual funds offered as investment options in certain group annuity products, and how brokers selling The Hartford’s group annuity products are compensated. The Hartford continues to cooperate fully with these regulators in these matters.

On May 10, 2006, the Hartford entered into an agreement (the “Agreement”) with the New York Attorney General’s Office and the Connecticut Attorney General’s Office to resolve the outstanding investigations by these parties regarding the Hartford’s use of expense reimbursement agreements in its terminal and maturity funding group annuity line of business. Under the terms of the Agreement, the Hartford will pay $20, of which $16.1 will be paid to certain plan sponsors that purchased terminal or maturity funding annuities between January 1, 1998 and December 31, 2004, with the balance of $3.9 to be divided equally between the states of New York and Connecticut. Also pursuant to the terms of the Agreement, the Hartford will accept a three-year prohibition on the use of contingent compensation in its terminal and maturity funding group annuity line of business. The costs associated with the settlement had already been accounted for in reserves established by the Hartford as of March 31, 2006.
To date, neither the SEC’s and New York Attorney General’s market timing investigation or the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, two insurance companies have recently agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: deferred policy acquisition costs and present value of future profits associated with variable annuity and other universal life-type contracts; the evaluation of other-than-temporary impairments on investments in available-for-sale securities; the valuation of guaranteed minimum withdrawal benefit derivatives; and contingencies relating to corporate litigation and regulatory matters. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. For a discussion of those critical accounting estimates not disclosed below, see MD&A in The Hartford’s 2005 Form 10-K Annual Report.
Life Deferred Policy Acquisition Costs and Present Value of Future Profits Associated with Variable Annuity and Other Universal Life-Type Contracts
Accounting Policy and Assumptions
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired, generally 20 years. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At June 30, 2006 and December 31, 2005, the carrying value of the Company’s DAC asset was $9.4 billion and $8.6 billion, respectively. Of those amounts, $4.6 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.4 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.0 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended June 30, 2006 and 2005 was an increase to amortization of $16 and $8, respectively. The true-up recorded for the six months ended June 30, 2006 and 2005 was an increase to amortization of $25 and $12, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, generally 20 years and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% and 5.8% for the 2005 and 2006 cohorts, respectively, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption at the time those cohorts’ account values and related EGPs were projected was 9.0% for U.S. products and ranged from 5.0% to 7.47% for Japanese products.

Unlock and Sensitivity Analysis
EGPs that are used as the basis for determining amortization of DAC are evaluated regularly to determine if actual experience or other evidence suggests that those EGPs should be revised. The original best estimate assumptions used to project account values and the related EGPs are not revised unless the originally projected EGPs in the DAC amortization model fall outside of a reasonable range. In the event that the Company were to revise its original best estimate assumptions used for prior year cohorts to its current best estimate assumptions, thereby changing its estimate of projected account value and the related EGPs in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
To determine the reasonableness of the original best estimate assumptions used and their impact on previously projected account values and the related EGPs, the Company evaluates, on a quarterly basis, its previously projected EGPs, not each individual assumption. The Company’s process to assess the reasonableness of its EGPs involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to separate account returns, lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the original best estimate assumptions in prior year cohorts used to project account value and the related EGPs in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
As of June 30, 2006, the present value of the EGPs used in the DAC amortization models for variable annuities and variable universal life business fell within the Company’s parameters. Therefore, the Company did not revise the separate account return assumption, the account value or any other assumptions in those DAC amortization models for 2006 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of June 30, 2006. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions for all products to project account values forward from the current account value to reproject future EGPs, the estimated increase to amortization (a decrease to net income) for all businesses would be approximately $70-$80, after-tax. If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated after-tax change in amortization for all businesses would have been an increase (a decrease to net income) of $30-$35 and an increase (a decrease to net income) of $110-$130, respectively.
For the Japan individual variable annuity business, favorable experience in the returns of the underlying funds over the past four quarters has resulted in actual account values and EGPs exceeding the projected account value and EGPs in the DAC amortization model, however the EGPs in the DAC amortization model fall within the Company’s parameters. Continued favorable experience on key assumptions for the Japan variable annuity business, which could include increasing fund return performance, decreasing lapses or decreasing mortality, could result in the DAC amortization model EGPs falling outside of the Company’s parameters, resulting in an unlock, a decrease to DAC amortization and an increase to the DAC asset. If the Company had unlocked as of June 30, 2006, assuming a separate account return assumption of 5.0% for all Japanese product cohorts and using its current best estimate assumptions to project account values forward from the current account values to reproject future EGPs, the estimated decrease to amortization for Japan variable annuities would be approximately $27-$30, after-tax.
Aside from absolute levels and timing of market performance, additional factors that influence unlock determinations include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account as well as surrenders and lapses. The overall return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,270 on June 30, 2006), although no assurance can be provided that this correlation will continue in the future.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of June 30, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 44% and 65%, respectively, before portions of its DAC asset would be unrecoverable.
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

Performance Measures
Fee Income
Fee income is largely driven from amounts collected as a result of contractually defined percentages of assets under management on investment and universal life type contracts. Therefore, the growth in assets under management either through positive net flows or net sales and favorable equity market performance will have a favorable impact on fee income. Conversely, negative net flows or net sales and unfavorable equity market performance will reduce fee income.

	As of and For the Three		As of and For the Six
	Months Ended		Months Ended
	June 30,		June 30,
Product/Key Indicator Information	2006	2005	2006	2005

U.S. Variable Annuities
Account value, beginning of period	$108,695	$98,071	$105,314	$99,617
Net flows	(638)	(59)	(1,466)	347
Change in market value and other	(1,833)	1,735	2,376	(217)

Account value, end of period	$106,224	$99,747	$106,224	$99,747

Retail Mutual Funds
Assets under management, beginning of period	$31,988	$24,949	$29,063	$25,240
Net sales	1,389	322	2,917	703
Change in market value and other	(766)	687	631	15

Assets under management, end of period	$32,611	$25,958	$32,611	$25,958

Retirement Plans
Account value, beginning of period	$20,465	$16,946	$19,317	$16,493
Net flows	541	349	1,395	1,026
Change in market value and other	(266)	297	28	73

Account value, end of period	$20,740	$17,592	$20,740	$17,592

Individual Life Insurance
Variable universal life account value, end of period	$6,053	$5,433	$6,053	$5,433
Total life insurance inforce	$156,392	$144,151	$156,392	$144,151

S&P 500 Index
Period end closing value	1,270	1,191	1,270	1,191
Daily average value	1,281	1,182	1,282	1,187

Japan Annuities
Account value, beginning of period	$28,241	$17,615	$26,104	$14,631
Net flows	952	2,568	2,798	6,111
Change in market value and other	(203)	(457)	88	(1,016)

Account value, end of period	$28,990	$19,726	$28,990	$19,726

•	The increase in U.S. variable annuity account values from June 30, 2005 and December 31, 2005 to June 30, 2006 can be attributed to market growth over the past four and two quarters, respectively. Net flows for the U.S. variable annuity business have decreased from prior year levels resulting from higher surrenders due to increased competition.

•	Mutual Fund net sales increased substantially over the prior year period as a result of focused wholesaling efforts and favorable fund and equity market performance.

•	The increase in Retirement Plan account values from June 30, 2005 and December 31, 2005 to June 30, 2006 can be mainly attributed to positive net flows over the past four and two quarters, respectively.

•	Individual Life account value and life insurance inforce increased for the three and six months ended June 30, 2006 due to business growth.

•	Japan annuity account values as of June 30, 2006 continue to grow as a result of positive net flows, a weakening of the dollar as compared to the Yen, offset by a decline in capital markets in 2006. However, Japan net flows have decreased due to increased competition.

Net Investment Income and Interest Credited
Certain investment type contracts such as fixed annuities and other spread-based contracts generate deposits that the Company collects and invests to earn investment income. These investment type contracts use this investment income to credit the contract holder an amount of interest specified in the respective contract; therefore, management evaluates performance of these products based on the spread between net investment income and interest credited. Net investment income and interest credited can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment income is driven primarily by prepayments on securities and earnings on partnership investments. The volatile nature in Other is due to mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders. In addition, insurance type contracts such as those sold by Group Benefits (discussed below) collect and invest premiums for protection from losses specified in the particular insurance contract and those sold by Institutional collect and invest premiums for certain life contingent benefits. Group Benefits does not record interest credited since the interest component of reserve changes are recorded within benefits, claims and claim adjustment expenses.
•	Net investment income and interest credited in Other decreased for the three and six months ended June 30, 2006 due to a decrease in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the three and six months ended June 30, 2006 due to lower assets under management from surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline in assets under management were transfers within Variable Annuity products from the general account option to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of the Company’s funding agreement backed Investor Notes program.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are one indicator of future premium growth.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Group Benefits	2006	2005	2006	2005

Total premiums and other considerations	$1,028	$948	$2,060	$1,896
Fully insured ongoing sales (excluding buyouts)	$134	$110	$575	$486

•	Earned premiums and other considerations include $1 and $0 and $5 and $25 in buyout premiums for the three and six months ended June 30, 2006 and 2005, respectively. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by sales growth of 18%.

Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005

Retail
General insurance expense ratio (individual annuity)	17.7	bps	19.3	bps	16.7	bps	18.4	bps
DAC amortization ratio (individual annuity)	51.6%		48.7%		50.5%		49.4%

Individual Life
Death benefits	$63		$63		$132		$129
Insurance expenses, net of deferrals	$46		$42		$88		$82

Group Benefits
Total benefits, claims and claim adjustment expenses	$740		$696		$1,507		$1,418
Loss ratio (excluding buyout premiums)	72.0%		73.4%		73.1%		74.5%
Insurance expenses, net of deferrals	$277		$257		$538		$494
Expense ratio, (excluding buyout premiums)	27.9%		27.8%		27.2%		27.2%

•	Asset growth and lower contract maintenance expenses for the three and six months ended June 30, 2006 decreased individual annuity’s expense ratio to a level lower than prior year periods. Management expects the 2006 full year ratio to be between 18-20 bps.

•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization, while relatively stable, was influenced by “true-ups” recorded in the respective periods.

•	Individual Life death benefits were flat for the three months ended, and increased a moderate 2% for the six months ended June 30, 2006 primarily due to a larger insurance inforce.

•	The Group Benefits loss ratio, excluding buyouts, for the three and six months ended June 30, 2006 decreased primarily due to favorable mortality experience as compared to the prior year periods.
Profitability
Management evaluates the rates of return various businesses can provide as a way of determining where additional capital can be invested to increase net income and shareholder returns. Specifically, because of the importance of its individual annuity products, the Company uses return on assets for the individual annuity business for evaluating profitability. In Group Benefits, after-tax margin is a key indicator of overall profitability.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Ratios	2006		2005		2006		2005

Retail
Individual annuity return on assets (“ROA”)	52.8	bps	51.5	bps	54.4	bps	50.5	bps

Group Benefits
After-tax margin (excluding buyouts)	7.2%		6.8%		6.9%		6.6%

•	Individual annuity’s ROA increased for the three and six months ended June 30, 2006 compared to the prior year periods. In particular, variable annuity fees and the DRD benefit each increased for the three and six months ended June 30, 2006 compared to the prior year period. The increase in the ROA pertaining to fees can be attributed to the increase in account values and resulting increased fees including GMWB rider fees. Additionally, general insurance expenses were also favorable as a percentage of total assets.

•	The improvement in the Group Benefits after-tax margin for the three and six months ended June 30, 2006 was primarily due to an improvement in the expense ratio excluding the financial institution business.

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$1,156	$960	20%	$2,274	$1,910	19%
Earned premiums	1,081	1,047	3%	2,354	2,046	15%
Net investment income
Securities available-for-sale and other	791	733	8%	1,557	1,462	6%
Equity securities held for trading [1]	(970)	303	NM	(516)	524	NM

Total net investment income	(179)	1,036	(117%)	1,041	1,986	(48%)
Net realized capital (losses) gains	(150)	(9)	NM	(276)	83	NM

Total revenues	1,908	3,034	(37%)	5,393	6,025	(10%)
Benefits, claims and claim adjustment expenses [1]	508	1,756	(71%)	2,646	3,495	(24%)
Amortization of deferred policy acquisition costs and present value of future profits	306	275	11%	605	566	7%
Insurance operating costs and other expenses	721	659	9%	1,331	1,256	6%

Total benefits, claims and expenses	1,535	2,690	(43%)	4,582	5,317	(14%)

Income before income tax expense	373	344	8%	811	708	15%
Income tax expense	78	81	(4%)	181	167	8%

Net income	$295	$263	12%	$630	$541	16%

[1]	Includes investment income and mark-to-market effects of trading securities supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
The change in the Company’s net income was due to the following:
•	Net income increased primarily due to growth in assets under management resulting from market growth and sales, along with higher earned premiums and a lower expense ratio excluding the financial institution business in Group Benefits.

•	Net realized capital losses occurred in the second quarter of 2006 compared to minimal net realized capital losses in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily due to modeling refinements made in the second quarter of 2006, and losses on non-qualifying derivatives due to rising interest rates in 2006, partially offset by a decrease in realized losses from the Japan fixed annuity contract hedges due to movements in interest rates. Net realized capital losses occurred in the first six months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments, realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses from the Japan fixed annuity contract hedges due to movements in interest rates.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.

Income Taxes
The effective tax rate for the three months ended June 30, 2006 and 2005 was 21% and 24%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 22% and 24%, respectively. The principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD was updated in the second quarter based on the most recent data and will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carryforwards at the mutual fund level.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of APB Opinion No. 23 with respect to Hartford Life, K.K. As a result of this change, the Company has recorded a tax benefit of $2 due to the expected utilization of foreign tax credits from Hartford Life, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company distributed the entire balance in the second quarter of 2006 thereby permanently eliminating the potential tax of $31.

RETAIL

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$670	$566	18%	$1,318	$1,123	17%
Earned premiums	(18)	(5)	NM	(35)	(20)	75%
Net investment income	215	236	(9%)	431	480	(10%)
Net realized capital gains	—	2	(100%)	3	6	(50%)

Total revenues	867	799	9%	1,717	1,589	8%
Benefits, claims and claim adjustment expenses	207	236	(12%)	414	471	(12%)
Insurance operating costs and other expenses	256	233	10%	484	422	15%
Amortization of deferred policy acquisition costs and present value of future profits	208	178	17%	406	359	13%

Total benefits, claims and expenses	671	647	4%	1,304	1,252	4%

Income before income tax expense	196	152	29%	413	337	23%
Income tax expense	30	25	20%	71	62	15%

Net income	$166	$127	31%	$342	$275	24%

Assets Under Management

Individual variable annuity account values				$106,224	$99,747	6%
Individual fixed annuity and other account values				10,036	10,553	(5%)
Other retail products account values				417	243	72%

Total account values [1]				116,677	110,543	6%

Retail mutual fund assets under management				32,611	25,958	26%
Other mutual fund assets under management				1,203	771	56%

Total mutual fund assets under management				33,814	26,729	27%

Total assets under management				$150,491	$137,272	10%

[1]	Includes policyholder balances for separate accounts and other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in the Retail segment for the three and six months ended June 30, 2006 increased primarily due to improved fee income. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the three and six months ended June 30, 2006 occurred primarily as the result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $9.2 billion over the past four quarters. Variable annuity had net outflows of $1.5 billion for the six months ended June 30, 2006 compared to net inflows of $347 for the prior year period. Net outflows from additional surrender activity was due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.

•	Mutual fund fee income increased 30% and 27% for the three and six months ended June 30, 2006, respectively, due to increased assets under management driven by market appreciation of $3.2 billion and net sales of $3.5 billion during the past four quarters. Net sales grew to $2.9 billion for the six months ended June 30, 2006 compared to $703 for the prior year period. This increase was primarily attributable to focused wholesaling efforts.

•	Despite stable general account investment spread over the past four quarters, net investment income has steadily declined for the three and six months ended June 30, 2006 due to an increased level of surrenders and transfers. This decline in the fixed annuity business has been slowed largely due to a lower surrender rate. In addition, a more favorable interest rate environment recently has led to net outflows for the six months ended June 30, 2006 decreasing $680 compared to the six months ended June 30, 2005. Benefits, claims and claim adjustment expenses have decreased for the three and six months ended June 30, 2006 due to a decline in interest credited also due to an increase in surrenders and transfers.

•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 primarily due to an increase in mutual fund commissions due to significant growth in sales. In addition, variable annuity asset based commissions increased due to 6% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin.

•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.

•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax, pre-amortization profits remained fairly stable.
RETIREMENT PLANS

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$48	$37	30%	$91	$71	28%
Earned premiums	2	4	(50%)	16	7	129%
Net investment income	80	77	4%	160	153	5%
Net realized capital gains (losses)	1	(1)	NM	1	(1)	NM

Total revenues	131	117	12%	268	230	17%
Benefits, claims and claim adjustment expenses	59	59	—	128	115	11%
Insurance operating costs and other expenses	35	29	21%	66	56	18%
Amortization of deferred policy acquisition costs	8	5	60%	16	12	33%

Total benefits, claims and expenses	102	93	10%	210	183	15%

Income before income tax expense	29	24	21%	58	47	23%
Income tax expense	7	7	—	15	13	15%

Net income	$22	$17	29%	$43	$34	26%

Assets Under Management

Governmental account values				$10,458	$10,054	4%
401(k) account values				10,282	7,538	36%

Total account values [1]				20,740	17,592	18%

Governmental mutual fund assets under management [2]				—	728	(100%)
401(k) mutual fund assets under management				1,040	808	29%

Total mutual fund assets under management				1,040	1,536	(32%)

Total assets under management				$21,780	$19,128	14%

[1]	Includes policyholder balances for separate accounts and other policyholder funds.

[2]	Government mutual fund assets declined to zero due to a large case surrender in 2005 and the remaining business being transferred to the Institutional segment.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable.
•	Fee income for 401(k) increased 38% or $10, and 41% or $20, for the three and six months ended June 30, 2006, respectively. This increase is mainly attributable to positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Total 401(k) deposits increased by 30%, for the three and six months ended June 30, 2006, and net flows increased by 22% and 25%, respectively.

•	General account spread remained stable for the six months ended June 30, 2006 compared to the prior year period. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses, each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased, for the six months ended June 30, 2006 compared to the respective prior year period, due to a large case annuitization in the 401(k) business, which resulted in an increase in premiums and reserves of $12.

•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater sales and assets under management, resulting in higher trail commissions and maintenance expenses.

•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax profits remained fairly stable.

INSTITUTIONAL

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$28	$33	(15%)	$55	$70	(21%)
Earned premiums	92	115	(20%)	359	197	82%
Net investment income	248	193	28%	473	374	26%
Net realized capital losses	(1)	(1)	—	(2)	(2)	—

Total revenues	367	340	8%	885	639	38%
Benefits, claims and claim adjustment expenses	299	287	4%	762	541	41%
Insurance operating costs and other expenses	19	17	12%	35	27	30%
Amortization of deferred policy acquisition costs	8	8	—	16	14	14%

Total benefits, claims and expenses	326	312	4%	813	582	40%

Income before income tax expense	41	28	46%	72	57	26%
Income tax expense	12	7	71%	21	15	40%

Net income	$29	$21	38%	$51	$42	21%

Assets Under Management

Institutional Investment Product account values [1] [2]				$19,730	$16,076	23%
Private Placement Life Insurance account values [2]				24,629	23,057	7%
Mutual fund assets under management [1]				2,107	1,146	84%

Total assets under management [1]				$46,466	$40,279	15%

[1]	Institutional investment product account values and mutual fund assets under management include a transfer from the Retirement Plans segment of $413 and $178, respectively.

[2]	Includes policyholder balances for separate account contracts and reserves for other policyholder funds.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006 compared to the respective prior year periods driven by higher earnings in institutional investment products (“IIP”). Private placement life insurance (“PPLI”) net income was slightly favorable for the three and six months ended June 30, 2006 compared to the respective prior year periods. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in IIP as a result of higher assets under management, driven by positive net flows of $2.4 billion during the past four quarters. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended June 30, 2006 were $2.0 billion.

•	General account spread is the main driver of net income for IIP. An increase in spread income in 2006 was driven by higher assets under management, as noted above along with favorable investment results, which included higher partnership income in the second quarter of 2006. For the three and six months ended June 30, 2006, income related to partnership investments was $6 and $7 after-tax, respectively. Partnership income was immaterial for the three and six months ended June 30, 2005.

•	IIP had favorable mortality experience on structured settlement and terminal funding contracts for the three and six months ended June 30, 2006 compared to the prior year contributing to IIP’s higher earnings.

•	For the six months ended June 30, 2006, earned premiums increased as a result of a large terminal funding case that was sold during the three months ended March 31, 2006. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.

INDIVIDUAL LIFE

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$207	$191	8%	$410	$386	6%
Earned premiums	(13)	(7)	86%	(25)	(15)	67%
Net investment income	80	75	7%	159	149	7%
Net realized capital gains	1	—	—	2	1	100%

Total revenues	275	259	6%	546	521	5%
Benefits, claims and claim adjustment expenses	120	120	—	251	240	5%
Insurance operating costs and other expenses	46	42	10%	88	82	7%
Amortization of deferred policy acquisition costs and present value of future profits	40	40	—	72	85	(15%)

Total benefits, claims and expenses	206	202	2%	411	407	1%

Income before income tax expense	69	57	21%	135	114	18%
Income tax expense	21	18	17%	42	36	17%

Net income	$48	$39	23%	$93	$78	19%

Account Values

Variable universal life insurance				$6,053	$5,433	11%
Universal life/interest sensitive whole life				3,850	3,485	10%
Modified guaranteed life and other				707	723	(2%)

Total account values				10,610	9,641	10%

Life Insurance Inforce
Variable universal life insurance				72,461	69,979	4%
Universal life/interest sensitive whole life				43,152	39,777	8%
Modified guaranteed life and other				40,779	34,395	19%

Total life insurance inforce				$156,392	$144,151	8%

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006, due to growth in life insurance inforce and account values, favorable mortality, and revisions to net DAC amortization of $3 and $7, after-tax, as discussed below. The following factors contributed to the earnings increase:
•	Fee income increased for the three and six months ended June 30, 2006. Cost of insurance charges, the largest component of fee income, increased $7 and $15, respectively, driven by growth in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income also increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, increased $7 and $5 for the three and six months ended June 30, 2006, due to growth and product performance primarily in variable universal life insurance.

•	Amortization of DAC was flat and declined $13 for the three and six months ended June 30, 2006, respectively, primarily due to revisions in 2006 to estimates made at December 31, 2005 and first quarter 2006. Excluding these revisions, the amortization of DAC increased $6 and was flat for the three and six months ended June 30, 2006, consistent with the level and mix of product profitability.

•	Net investment income increased primarily due to increased general account assets from sales growth.
Partially offsetting these positive earnings drivers were the following factors:
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased reinsurance premiums of $9 and $16.

•	Benefits, claims and claim adjustment expenses increased for the six months ended June 30, 2006 primarily due to interest credited on growing account values and higher death benefits from inforce growth.

•	Operating costs increased over the prior year periods primarily as a result of business growth.

GROUP BENEFITS

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Earned premiums and other	$1,028	$948	8%	$2,060	$1,896	9%
Net investment income	103	100	3%	204	198	3%
Net realized capital losses	(2)	—	—	(3)	—	—

Total revenues	1,129	1,048	8%	2,261	2,094	8%
Benefits, claims and claim adjustment expenses	740	696	6%	1,507	1,418	6%
Insurance operating costs and other expenses	277	257	8%	538	494	9%
Amortization of deferred policy acquisition costs	10	7	43%	20	14	43%

Total benefits, claims and expenses	1,027	960	7%	2,065	1,926	7%

Income before income tax expense	102	88	16%	196	168	17%
Income tax expense	28	24	17%	54	45	20%

Net income	$74	$64	16%	$142	$123	15%

Earned premiums and other

Fully insured – ongoing premiums	$1,020	$940	9%	$2,037	$1,852	10%
Buyout premiums	1	—	—	5	25	(80%)
Other	7	8	(13%)	18	19	(5%)

Total earned premiums and other	$1,028	$948	8%	$2,060	$1,896	9%

Group Benefits has a block of financial institution business that is experience rated. Under the terms of this business, the loss experience will inversely affect the commission expenses incurred.
Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income increased for the three and six months ended June 30, 2006, primarily due to higher earned premiums and a lower expense ratio excluding the financial institution business. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by year-to-date sales (excluding buyouts) growth, particularly in life, of 18%.

•	The loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.0% for the three months ended June 30, 2006, down from 73.4% in the prior year period. For the six months ended June 30, 2006, the loss ratio was 73.1%, down from 74.5% in the prior year period. For both the three and six months ended June 30, 2006, the decrease in segment loss ratio was driven by favorable mortality experience. Excluding financial institutions, the loss ratio was 76.8 % for the three months ended June 30, 2006 as compared to 76.7% in the prior year period. For the six months ended June 30, 2006, the loss ratio excluding financial institutions was 78.0% as compared to 78.1% in the prior year period.

•	The expense ratio was 27.9% for the three months ended June 30, 2006 as compared to 27.8% in the prior year period. The six month expense ratio was 27.2% for both the current and prior year. Excluding financial institutions, the expense ratio for the three months ended June 30, 2006 was 23.4%, down from 24.7% in the prior year period. For the six months ended June 30, 2006, the expense ratio excluding financial institutions was 22.5% as compared to 23.9% for the prior year period. The decline in expense ratio excluding financial institutions for both the three and six month periods ended June 30, 2006 was due to growth in premiums outpacing growth in expenses.

INTERNATIONAL

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$172	$103	67%	$338	$200	69%
Earned premiums	(3)	—	NM	(3)	—	NM
Net investment income	31	18	72%	59	30	97%
Net realized capital losses	(16)	(10)	60%	(30)	(15)	100%

Total revenues	184	111	66%	364	215	69%
Benefits, claims and claim adjustment expenses	12	7	71%	24	20	20%
Insurance operating costs and other expenses	48	39	23%	94	78	21%
Amortization of deferred policy acquisition costs	48	31	55%	97	63	54%

Total benefits, claims and expenses	108	77	40%	215	161	34%

Income before income tax expense	76	34	124%	149	54	176%
Income tax expense	24	13	85%	51	19	168%

Net income	$52	$21	148%	$98	$35	180%

Assets Under Management

Japan variable annuity assets under management				$27,323	$18,440	48%
Japan MVA fixed annuity assets under management				1,667	1,286	30%

Total assets under management				$28,990	$19,726	47%

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net income in International increased for the three and six months ended June 30, 2006, principally driven by higher fee income in Japan, which was derived from an increase in assets under management. A more expanded discussion of earnings growth can be found below:
•	Fee income increased $69 or 67%, and $138 or 69%, for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, Japan’s variable annuity assets under management were $27.3 billion, a 48% increase from the prior year period. The increase in assets under management was driven by positive net flows of $7.1 billion and market appreciation of $2.2 billion, partially offset by ($0.5) billion of foreign currency exchange over the past four quarters. Despite the increase in assets under management, the amount of variable annuity sales has declined for the three and six months ended June 30, 2006, by 51% and 37%, respectively, compared to the prior year periods primarily due to increased competition and changes in key distribution relationships.

•	Also contributing to the higher fee income was increased surrender activity as customers surrendered policies in order to take advantage of significant appreciation in their account balances. For the three and six months ended June 30, 2006, surrender fees increased by $7 and $18, respectively, from the prior year periods.

•	The increase in fixed annuity assets under management can be attributed to positive net flows of $398 over the past four quarters.

•	Further contributing to higher net income in the quarter was a cumulative benefit of $4 due to a change in the effective tax rate on Japan earnings resulting from a change in management’s intent under APB 23. For a further discussion of this change, see Note 1 of Notes to Condensed Consolidated Financial Statements and Other section of Management’s Discussion and Analysis.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization was higher due to higher actual gross profits consistent with growth in the Japan operation.

•	Insurance operating costs and other expenses increased for the three and six months ended June 30, 2006 by 23% and 21%, respectively. These increases are due to higher maintenance costs and asset-based commissions resulting from the growth in the Japan operation.

OTHER

	Three Months Ended			Six Months Ended
Operating Summary	June 30,			June 30,
	2006	2005	Change	2006	2005	Change

Fee income	$24	$22	9%	$44	$41	7%
Net investment income
Securities available-for-sale and other	34	34	—	71	78	(9%)
Equity securities held for trading	(970)	303	NM	(516)	524	(198%)

Total net investment income	(936)	337	NM	(445)	602	(174%)
Net realized capital (losses) gains	(133)	1	NM	(247)	94	—

Total revenues	(1,045)	360	NM	(648)	737	(188%)
Benefits, claims and claim adjustment expenses	(929)	351	NM	(440)	690	(164%)
Insurance operating costs and other expenses	40	42	(5%)	26	97	(73%)
Amortization of deferred policy acquisition costs	(16)	6	NM	(22)	19	—

Total benefits, claims and expenses	(905)	399	NM	(436)	806	(154%)

Loss before income tax benefit	(140)	(39)	NM	(212)	(69)	—
Income tax benefit	(44)	(13)	NM	(73)	(23)	—

Net loss	$(96)	$(26)	NM	$(139)	$(46)	—

Three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005
Net loss increased due to the following factors:
•	Net realized capital losses occurred in the second quarter of 2006 compared to minimal net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily due to modeling refinements made in the second quarter of 2006, and losses on non-qualifying derivatives due to rising interest rates in 2006, partially offset by a decrease in realized losses from the Japan fixed annuity contract hedges due to movements in interest rates. Net realized capital losses occurred in the first six months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments, realized losses associated with GMWB derivatives, primarily due to the modeling refinements made in the second quarter of 2006, losses on non-qualifying derivatives due to rising interest rates in 2006 and realized losses from the Japan fixed annuity contract hedges due to movements in interest rates.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	During the second quarter of 2006, the Company concluded that it no longer met the indefinite reversal criteria of APB Opinion No. 23 with respect to undistributed earnings associated with Hartford Life K.K. The impact in Other, due to losses on Japan activities reported in Other, was a tax expense of $2.

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
Return on general account invested assets is an important element of Hartford Life’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. The Company reported net investment losses and net realized capital losses for the three months ended June 30, 2006, primarily due to a loss reported for equity securities held for trading. Net investment income and net realized capital gains and losses accounted for approximately 34% of the Company’s consolidated revenues for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, net investment income and net realized capital gains and losses accounted for approximately 14% and 34%, respectively, of the Company’s consolidated revenues. The decrease in the percentage of consolidated revenues for the six months ended June 30, 2006, as compared to the prior year period, is primarily due to a loss reported for equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 61% and 64% of the fair value of its invested assets as of June 30, 2006, and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies the Company’s invested assets by type as of June 30, 2006, and December 31, 2005.
Composition of Invested Assets

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$50,475	60.6%	$50,812	63.7%
Equity securities, available-for-sale, at fair value	772	0.9%	800	1.0%
Equity securities held for trading, at fair value	26,916	32.3%	24,034	30.1%
Policy loans, at outstanding balance	2,110	2.5%	2,016	2.5%
Mortgage loans, at amortized cost	2,269	2.7%	1,513	1.9%
Limited partnerships, at fair value	581	0.7%	431	0.6%
Other investments	250	0.3%	178	0.2%

Total investments	$83,373	100.0%	$79,784	100.0%

Fixed maturity investments decreased $337, or approximately 1%, since December 31, 2005, primarily due to an increase in interest rates partially offset by positive operating cash flows and product sales, and to a lesser extent, foreign currency appreciation in comparison to the U.S. dollar associated with foreign denominated securities. Equity securities held for trading increased $2.9 billion, or 12%, since December 31, 2005, due to positive cash flows primarily generated from sales and deposits related to variable annuity products sold in Japan as well as an increase in the value of the Yen and other foreign currencies in comparison to the U.S. dollar, partially offset by a decline in the value of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans increased $756, or 50%, since December 31, 2005, as a result of a decision to increase Life’s investment in this asset class primarily due to its attractive yields and diversification opportunities.

Investment Results
The following table summarizes Life’s investment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income (Loss)
Net investment income – excluding policy loans and equity securities held for trading	$755	$697	$1,488	$1,390
Equity securities held for trading [1]	(970)	303	(516)	524
Policy loan income	36	36	69	72

Total net investment income (loss)	$(179)	$1,036	$1,041	$1,986
Yield on average invested assets [2]	5.8%	5.6%	5.7%	5.6%

Net Realized Capital Gains (Losses)
Gross gains on sale	$48	$123	$89	$221
Gross losses on sale	(82)	(84)	(141)	(132)
Impairments
Credit related	—	(5)	—	(5)
Other [3]	(43)	—	(52)	(1)

Total impairments	(43)	(5)	(52)	(6)
Japanese fixed annuity contract hedges, net [4]	(14)	(40)	(58)	(4)
Periodic net coupon settlements on credit derivatives/Japan	(8)	(9)	(22)	(13)
GMWB derivatives, net	(22)	1	(35)	8
Other, net [5]	(29)	5	(57)	9

Net realized capital gains (losses), before-tax	$(150)	$(9)	$(276)	$83

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding equity securities held for trading) divided by the monthly weighted average invested assets at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three and six months ended June 30, 2006, net investment income, excluding policy loans and equity securities held for trading, increased $58, or 8%, and $98, or 7%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base as well as higher partnership income. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan. The higher partnership income was due to certain of the Company’s partnerships reporting higher market values for its underlying investments.
Net investment loss on equity securities held for trading for the three and six months ended June 30, 2006, was primarily generated by a decline in the value of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency appreciation in comparison to the U.S. dollar. Net investment income on equity securities held for trading for the three and six months ended June 30, 2005, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year period is primarily due to the performance of the underlying funds on a higher asset base as well as changes in foreign currency exchange rates.
For the three and six months ended June 30, 2006, the yield on average invested assets increased slightly compared to the prior year periods. The average new investment yield during the three months ended June 30, 2006, was approximately 40 basis points higher than the yield on average invested assets.
Net realized capital losses were recognized for the three and six months ended June 30, 2006, compared to net realized capital losses for the three months ended June 30, 2005, and net realized capital gains for the six months ended June 30, 2006. During the three and six months ended June 30, 2006, the significant components of net realized capital gains and losses included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, losses associated with GMWB derivatives and losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates and foreign currency exchange rates. The circumstances giving rise to the changes in these components are as follows:
•	The net losses on fixed maturity sales in 2006 were primarily the result of rising interest rates and, to a lesser extent, credit spread widening on certain issuers.

•	For further discussion of other-than-temporary impairments, see the Other-Than-Temporary Impairments section that follows.

•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital losses for the three and six months ended June 30, 2006, resulted primarily from rising Japanese interest rates.

•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for the three and six months ended June 30, 2006, is primarily associated with the Japan fixed annuity cross currency swaps and results from the interest rate differential between U.S. and Japanese interest rates.

•	The losses associated with the GMWB derivatives were primarily driven by modeling refinements made in the second quarter of 2006.
Gross gains on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of purchase.
Gross losses on sales for the three and six months ended June 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $3 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 3%, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
Gross gains on sales for the three and six months ended June 30, 2005, were primarily within fixed maturities and included corporate and U.S. government securities. In addition, gross gains on sales for the six months ended June 30, 2005, also included gains from sales of CMBS and foreign government securities. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily re-invested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening. U.S. government securities were sold to rebalance the portfolio in favor of higher yielding securities. Gains were realized upon the sale of U.S. government securities due to changes in interest rates from the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act (“TRIA”) at the end of 2005. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates.
Gross losses on sales for the three and six months ended June 30, 2005, were primarily within the corporate sector and included $26 and $27, respectively, of losses on sales of securities related to a major automotive manufacturer. Sales related to actions taken to reduce issuer exposure in light of a recent downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and reposition the portfolio into higher quality securities. For the three and six months ended June 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $6 and the average loss as a percentage of the fixed maturity’s amortized cost was less than 6% and 3%, respectively, which, under the Company’s impairment policy, were deemed to be depressed only to a minor extent.

Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(before-tax)	2006	2005	2006	2005

CMBS	$—	$—	$1	$—
Corporate Basic industry	9	2	9	2
Capital goods	1	—	6	—
Consumer cyclical	11	1	11	1
Consumer non-cyclical	6	—	7	—
Energy	5	—	5	—
Technology and communications	5	2	7	2
Utilities	4	—	4	—

Total Corporate	41	5	49	5
Other securities	—	—	—	1
Equity	2	—	2	—

Total other-than-temporary impairments	$43	$5	$52	$6

For the three and six months ended June 30, 2006, other-than-temporary impairments were recorded on corporate fixed maturities and equity securities. For the three and six months ended June 30, 2006, other-than-temporary impairments of $41 and $49, respectively, were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amount based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and six months ended June 30, 2006, these securities had an average market value as a percentage of amortized cost of 84% and 85%, respectively.
For the three and six months ended June 30, 2005, other-than-temporary impairments were primarily recorded on certain corporate securities that had sustained a significant decline in value due to credit concerns and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to amortized cost.
The increase in impairments during the three and six months ended June 30, 2006, as compared to the respective prior year periods, is primarily due to the decline in market value of certain issuers that may be adversely impacted by recapitalization, pushing the Company’s interest lower in the repayment priority (e.g. leveraged buy-outs) or issuers using capital that would not benefit the Company’s debt holders position (e.g. share repurchase) as well as an increase in interest rates. Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates continue to increase during 2006 or credit spreads widen, other-than-temporary impairments for the remainder of 2006 may be higher than the six months ended June 30, 2006.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type table in the Investment Credit Risk section that follows.
Variable Interest Entities
During the three months ended June 30, 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by HIMCO, who will also serve as the investment manager for this Fund. As of June 30, 2006, total assets in the Fund were $65. The Company’s investment in the Fund as of June 30, 2006, was $43.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of June 30, 2006, the Company recorded in the consolidated balance sheets, $65 of fixed maturities (including its own investment in the Fund) and $22 of other liabilities representing an affiliate’s investment in the Fund.

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
The following table identifies fixed maturity securities by type as of June 30, 2006, and December 31, 2005.
Fixed Maturities by Type

	June 30, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,950	$56	$(77)	$6,929	13.7%	$6,819	$48	$(75)	$6,792	13.4%
CMBS	9,857	96	(208)	9,745	19.3%	9,289	175	(97)	9,367	18.4%
Collateralized mortgage obligations (“CMOs”)	996	2	(15)	983	2.0%	864	3	(5)	862	1.7%
Corporate Basic industry	2,065	43	(51)	2,057	4.1%	2,296	87	(36)	2,347	4.6%
Capital goods	1,644	62	(38)	1,668	3.3%	1,701	91	(18)	1,774	3.5%
Consumer cyclical	2,074	34	(71)	2,037	4.0%	2,186	71	(37)	2,220	4.4%
Consumer non-cyclical	2,259	65	(64)	2,260	4.5%	2,294	124	(24)	2,394	4.7%
Energy	1,063	47	(21)	1,089	2.1%	1,068	104	(7)	1,165	2.3%
Financial services	7,287	185	(135)	7,337	14.6%	6,768	302	(54)	7,016	13.8%
Technology and communications	2,896	106	(79)	2,923	5.8%	2,982	193	(32)	3,143	6.2%
Transportation	635	12	(19)	628	1.2%	638	29	(6)	661	1.3%
Utilities	2,836	120	(106)	2,850	5.6%	2,804	154	(30)	2,928	5.7%
Other	1,428	20	(40)	1,408	2.8%	1,156	23	(15)	1,164	2.3%
Government/Government agencies Foreign	566	24	(11)	579	1.2%	719	50	(4)	765	1.5%
United States	1,237	6	(17)	1,226	2.4%	630	24	(5)	649	1.3%
MBS	2,160	2	(82)	2,080	4.1%	2,794	6	(43)	2,757	5.4%
Municipal Taxable	1,000	7	(52)	955	1.9%	948	47	(4)	991	2.0%
Tax-exempt	2,252	109	(15)	2,346	4.7%	2,308	163	(5)	2,466	4.9%
Redeemable preferred stock	15	—	—	15	—	17	—	—	17	—
Short-term	1,360	—	—	1,360	2.7%	1,334	—	—	1,334	2.6%

Total fixed maturities	$50,580	$996	$(1,101)	$50,475	100.0%	$49,615	$1,694	$(497)	$50,812	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of June 30, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates, changes in foreign currency exchange rates, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $698 and gross unrealized losses increased $604 from December 31, 2005, to June 30, 2006, primarily due to an increase in interest rates offset in part by foreign currency appreciation in comparison to the U.S. dollar for foreign denominated securities. Gross unrealized gains and losses as of June 30, 2006, were also reduced by securities sold in a gain or loss position, respectively. Also, gross losses as of June 30, 2006, were reduced by other-than-temporary impairments.

The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services and utilities sectors. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of June 30, 2006, the Company held approximately 850 different securities that were in an unrealized loss position. The unrealized loss was primarily the result of an increase in interest rates from the securities’ purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of June 30, 2006, the Company held approximately 300 different securities in the financial services sector that were in an unrealized loss position. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of June 30, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Utilities — As of June 30, 2006, the Company held approximately 200 different securities that were in an unrealized loss position. Most of these securities are fixed rate, investment grade securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
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
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of MBS and U.S. government securities. The decrease in MBS, as of June 30, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Fixed Maturities by Type table above. The increase in U.S. government securities, as of June 30, 2006, in comparison to December 31, 2005, primarily represents the purchase of U.S. Treasury Inflation-Protected Securities to take advantage of the high credit quality, diversification and inflation protection offered by this asset type. Also, HIMCO continues to overweight, in comparison to the Lehman Aggregate Index, ABS supported by diversified pools of consumer loans (e.g., home equity and auto loans and credit card receivables) and CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. In general, CMBS have lower prepayment risk than MBS due to contractual fees.
As of June 30, 2006, 27% of the fixed maturities were invested in private placement securities, including 18% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.
At the June 2006, Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve increased the target federal funds rate by 25 basis points to 5.25%, a 100 basis point increase from year-end 2005 levels. Recent indicators suggest that economic growth is moderating from its quite strong pace earlier this year although readings on core inflation have been elevated in recent months. Ongoing productivity gains have held down the rise in labor costs, and inflation expectations remain contained. However, the high levels of resource utilization as well as high energy prices have the potential to sustain inflation pressures. The extent and timing of future rate increases will depend on forthcoming economic data related to inflation and economic growth. The risk of inflation could increase if energy and commodity prices continue to rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.

CAPITAL MARKETS RISK MANAGEMENT
Hartford Life has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the segment operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. For a complete discussion on capital markets risk management, please refer to the MD&A included in Hartford Life’s 2005 Annual Report on Form 10-K.
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
Derivative Instruments
Hartford Life utilizes a variety of derivative instruments, including swaps, caps, floors, forwards and exchange traded futures and options, in compliance with Company policy and regulatory requirements designed to achieve one of four Company approved objectives: to hedge risk arising from interest rate, equity market, price or foreign currency rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions. The Company does not make a market or trade in these instruments for the express purpose of earning short-term trading profits. (For further discussion on Hartford Life’s use of derivative instruments, refer to Note 3 of Notes to Condensed Consolidated Financial Statements.)
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
Furthermore, the Company may experience a reduction in profit margins if a significant portion of the assets held in the U.S. variable annuity separate accounts move to the general account and the Company is unable to earn an acceptable investment spread, particularly in light of the low to moderate interest rate environment and the presence of contractually guaranteed minimum interest credited rates, which for the most part are at a 3% rate.
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
The Company sells variable annuity contracts that offer one or more benefit guarantees, the value of which generally increases with declines in equity markets. As is described in more detail below, the Company manages the equity market risks embedded in these guarantees through reinsurance, product design and hedging programs. The Company believes its ability to manage equity market risks by these means gives it a competitive advantage; and, in particular, its ability to create innovative product designs that allow the Company to meet identified customer needs while generating manageable amounts of equity market risk. The Company’s relative sales and variable annuity market share in the U.S. have generally increased during periods when it has recently introduced new products to the market. In contrast, the Company’s relative sales and market share have generally decreased when competitors introduce products that cause an issuer to assume larger amounts of equity and other market risk than the Company is confident it can prudently manage. The Company believes its long-term success in the variable annuity market will continue to be aided by successful innovation that allows the Company to offer attractive product features in tandem with prudent equity market risk management. In the absence of this innovation, the Company’s market share in one or more of its markets could decline. Recently, the Company has experienced lower levels of U.S. variable annuity sales as competitors continue to introduce new equity guarantees of increasing risk and complexity. New product development is an ongoing process that the Company expects to use to combat competitive sales pressure. Depending on the degree of consumer receptivity and competitor reaction to continuing changes in the Company’s product offerings, the Company’s future level of sales will continue to be subject to a high level of uncertainty.
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
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $165, as of June 30, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death; (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of June 30, 2006 is $6.4 billion. Due to the fact that 80% of this amount is reinsured, the Company’s net exposure is $1.3 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $68 as of June 30, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of (1) account value at death; (2) a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings or liquidity withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
Effective April 1, 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with a $2.8 billion in-force block of variable annuity products offered in Japan.
The Company’s net amount at risk related to the guaranteed death and income benefits offered in Japan, before and after reinsurance, was $249 and $180, respectively, as of June 30, 2006. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.

The majority of the Company’s recent U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. The remaining capacity was exhausted during the first quarter of 2004. A majority of all U.S. GMWB riders sold since July 6, 2003, are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps, Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program was a $22 loss (included in this amount were modeling refinements made by the Company during the three months ended June 30, 2006) and a $1 gain and a $35 loss and a $8 gain before deferred policy acquisition costs and tax effects for the three and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $49.4 billion and $280, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of June 30, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $6 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income.
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
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk through asset allocation limits, asset/liability duration matching and through the use of derivatives. (For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in Hartford Life’s 2005 Form 10-K Annual Report.)

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
Dividends to Hartford Life from its direct subsidiary, Hartford Life and Accident Company (“HLA”), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve months ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting policies. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $189 and $340 for the six months ended June 30, 2006 and 2005, respectively. The statutory net gain was $206 and $154 for the three months ended June 30, 2006 and 2005, respectively and $526 and $265 for the six months ended June 30, 2006 and June 30, 2005, respectively. U.S. statutory capital and surplus as of June 30, 2006 and December 31, 2005 was $4.3 billion.
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
On June 14, 2006, the Company provided irrevocable notice that it will retire its $200 7.625% junior subordinated debentures underlying the trust preferred securities issued by Hartford Life Capital II due 2050. The debt was reclassified from long-term to short-term in the condensed consolidated balance sheet and on July 14, 2006, the debt was retired at par. In addition, $200 was contributed to the Company by the Company’s parent to finance this retirement.
Sources of Capital
Revolving Credit Facilities
As of June 30, 2006, the Company’s Japanese operation has a ¥5.0 billion, approximately $44, line of credit with a Japanese bank with no outstanding borrowings under this facility.
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
On May 9, 2006, Standard & Poor’s raised its long-term and short-term counterparty credit ratings on Hartford Life Inc. to A/A-1 from A-/A-2. In addition, Standard & Poor’s affirmed its ‘AA-’ counterparty credit and financial strength ratings on the insurance operating companies. The outlook is stable.
The following table summarizes Hartford Life’s significant member companies’ financial ratings from the major independent rating organizations as of July 25, 2006:

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—	—
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-	—
Hartford Life Limited (Ireland)	—	—	AA-	—
Other Ratings
Hartford Life, Inc.
Senior debt	a-	A	A	A3
Commercial paper	AMB-1	F1	A-1	P-2
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P-1
These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. U.S. statutory capital and surplus as of June 30, 2006 was $4.3 billion.
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
For further information on other contingencies, see Note 12 of Notes to Consolidated Financial Statements in Hartford Life’s 2005 Form 10-K.

ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K and Note 1 of Notes to Condensed Consolidated Financial Statements.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2006.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with life insurance policies; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with mutual funds and structured settlements. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and on July 13, 2006, the district court granted The Hartford’s motion to dismiss this case.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Hartford and various of its subsidiaries are named in both complaints. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. Motions to dismiss the two consolidated amended complaints and motions for class certification are pending. The Hartford also has been named in two similar actions filed in state courts, which the defendants have removed to federal court. Those actions currently are transferred to the court presiding over the multidistrict litigation. In addition, The Hartford was joined as a defendant in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher losses under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may incur losses due to our reinsurers being unwilling or unable to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we evaluate periodically the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could negatively affect our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Recently, the price of reinsurance has increased significantly, and may continue to increase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
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
Our primary exposure to equity risk relates to the potential for lower earnings associated with certain of our life businesses where fee income is earned based upon the fair value of the assets under management. In addition, some of the products offered by these businesses, especially variable annuities, offer certain guaranteed benefits which increase our potential benefit exposure as the equity markets decline. We are subject to equity market volatility related to these benefits, especially the guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with derivative instruments to minimize the claim exposure and the volatility of net income associated with the GMWB liability. While we believe that these and other actions we have taken mitigate the risks related to these benefits, we are subject to the risks that reinsurers or derivative counterparties are unable or unwilling to pay, that other risk management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
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
We are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including foreign regulators, state insurance regulators, state securities administrators, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another regulator’s or enforcement authority’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.
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
We are particularly vulnerable to losses from the incidence and severity of catastrophes, both natural and man-made, the occurrence of which may have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Our life insurance operations are exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from the avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses or a downgrade of our debt or financial strength ratings. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations or cash flows in a particular quarterly or annual period.
Item 6. EXHIBITS
See Exhibits Index on page 57.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE, INC.

/s/ Ernest M. McNeill Jr.
Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
July 27, 2006

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2006
EXHIBITS INDEX

Exhibit #
15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Thomas M. Marra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002