Form 10-Q
period 2006-09-30
HARTFORD LIFE INC
filed 2006-10-26
CIK 1032204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of October 20, 2006 there were outstanding 1,000 shares of Common Stock, $0.01 par value per share, of the registrant, all of which were directly owned by Hartford Holdings, Inc., a direct wholly owned subsidiary of The Hartford Financial Services Group, Inc.
The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Hartford Life, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of Hartford Life, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and changes in stockholder’s equity, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hartford Life, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2006 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for certain nontraditional long-duration contracts and for separate accounts in 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 26, 2006

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Fee income	$1,149	$1,026	$3,423	$2,936
Earned premiums	1,129	1,045	3,483	3,091
Net investment income
Securities available-for-sale and other	802	771	2,359	2,233
Equity securities held for trading	1,185	1,500	669	2,024

Total net investment income	1,987	2,271	3,028	4,257
Net realized capital (losses) gains	11	(26)	(265)	57

Total revenues	4,276	4,316	9,669	10,341

Benefits, claims and expenses
Benefits, claims and claim adjustment expenses	2,738	2,926	5,384	6,421
Insurance expenses and other	680	607	1,953	1,802
Amortization of deferred policy acquisition costs and present value of future profits	308	321	913	887
Dividends to policyholders	1	14	19	35
Interest expense	22	20	62	60

Total benefits, claims and expenses	3,749	3,888	8,331	9,205

Income before income tax expense	527	428	1,338	1,136
Income tax expense	113	95	294	262

Net income	$414	$333	$1,044	$874

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
(In millions, except for share data)	(Unaudited)

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $50,944 and $49,615)	$51,909	$50,812
Equity securities, available-for-sale, at fair value (cost of $757 and $781)	771	800
Equity securities, trading securities, at fair value (cost of $23,071 and $19,570)	27,863	24,034
Policy loans, at outstanding balance	2,057	2,016
Mortgage loans on real estate	2,451	1,513
Other investments	920	609

Total investments	85,971	79,784
Cash	1,198	1,001
Premiums receivable and agents’ balances	378	426
Reinsurance recoverables	805	800
Deferred policy acquisition costs and present value of future profits	9,125	8,567
Deferred income taxes	(685)	(633)
Goodwill	796	796
Other assets	2,596	2,146
Separate account assets	162,901	150,875

Total assets	$263,085	$243,762

Liabilities
Reserve for future policy benefits	$13,662	$12,777
Other policyholder funds and benefits payable	69,296	64,452
Short-term debt	200	—
Long-term debt	648	1,048
Other liabilities	5,999	5,251
Separate account liabilities	162,901	150,875

Total liabilities	252,706	234,403

Commitments and Contingencies (Note 6)	—	—

Stockholder’s Equity
Common Stock – 1,000 shares authorized, issued and outstanding; par value $0.01	—	—
Capital surplus	3,303	3,094
Accumulated other comprehensive income
Net unrealized capital gains on securities and hedging instruments, net of tax	425	608
Foreign currency translation adjustments	(43)	(79)

Total accumulated other comprehensive income	382	529
Retained earnings	6,694	5,736

Total stockholder’s equity	10,379	9,359

Total liabilities and stockholder’s equity	$263,085	$243,762

See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholder’s Equity
Nine Months Ended September 30, 2006

	Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common		on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Capital Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2005	$—	$3,094	$709	$(101)	$(79)	$5,736	$9,359
Comprehensive income
Net income						1,044	1,044
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(108)				(108)
Net loss on cash flow hedging instruments				(75)			(75)
Cumulative translation adjustments					36		36

Total other comprehensive income							(147)

Total comprehensive income							897
Capital contribution		209					209
Dividends declared						(86)	(86)

Balance, September 30, 2006	$—	$3,303	$601	$(176)	$(43)	$6,694	$10,379

Nine Months Ended September 30, 2005

	Accumulated Other Comprehensive Income
				Net Gain
			Net Unrealized	(Loss) on
			Capital	Cash Flow	Foreign
			Gains (Losses)	Hedging	Currency		Total
	Common		on Securities,	Instruments,	Translation	Retained	Stockholder’s
(In millions) (Unaudited)	Stock	Capital Surplus	Net of Tax	Net of Tax	Adjustments	Earnings	Equity

Balance, December 31, 2004	$—	$3,094	$1,348	$(170)	$16	$4,884	$9,172
Comprehensive income
Net income						874	874
Other comprehensive income, net of tax (1)
Net change in unrealized capital gains on securities (2)			(504)				(504)
Net gain on cash flow hedging instruments				66			66
Cumulative translation adjustments					(47)		(47)

Total other comprehensive income							(485)

Total comprehensive income							389
Dividends declared						(258)	(258)

Balance, September 30, 2005	$—	$3,094	$844	$(104)	$(31)	$5,500	$9,303

(1)	Net change in unrealized capital gains on securities is reflected net of tax benefit and other items of $ 58 and $271 for the nine months ended September 30, 2006 and 2005, respectively. Net gain (loss) on cash flow hedging instruments is net of tax (benefit) provision of $(40) and $36 for the nine months ended September 30, 2006 and 2005, respectively. Cumulative translation adjustments is net of tax benefit of $21 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

(2)	There were reclassification adjustments for after-tax (losses) gains realized in net income of $(101) and $24 for the nine months ended September 30, 2006 and 2005, respectively.
See Notes to Condensed Consolidated Financial Statements.

HARTFORD LIFE, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions) (Unaudited)	2006	2005

Operating Activities
Net income	$1,044	$874
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	913	887
Additions to deferred policy acquisition costs and present value of future profits	(1,420)	(1,564)
Change in:
Reserve for future policy benefits	729	345
Reinsurance recoverables	(8)	51
Receivables	(56)	2
Payables, accruals and other liabilities	(277)	127
Accrued and deferred income taxes	480	42
Net realized capital losses (gains)	265	(57)
Net increase in equity securities, held for trading	(3,875)	(9,297)
Net receipts from investment contracts credited to policyholder accounts associated with equity securities, held for trading	3,871	9,477
Depreciation and amortization	284	209
Other, net	109	(32)

Net cash provided by operating activities	2,059	1,064

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	18,477	20,780
Equity securities, available-for-sale	130	18
Mortgage loans	232	321
Partnerships	75	56
Payments for the purchase of:
Fixed maturities, available-for-sale	(20,062)	(22,421)
Equity securities, available-for-sale	(203)	(197)
Mortgage loans	(1,167)	(576)
Partnerships	(427)	(181)
Change in policy loans, net	(42)	653
Change in payables for collateral under securities lending, net	419	(211)
Change in other investments, net	(453)	984
Additions to property and equipment, net	(51)	(1,007)

Net cash used for investing activities	(3,072)	(1,781)

Financing Activities
Net receipts from investment and universal life-type contracts	1,274	1,301
Repayment of debt	(200)	—
Proceeds from issuance of consumer notes	41	—
Capital contribution	209
Dividends paid	(127)	(226)

Net cash provided by financing activities	1,197	1,075

Foreign exchange rate effect on cash	13	(68)
Net increase in cash	197	290
Cash - beginning of period	1,001	933

Cash - end of period	$1,198	$1,223

Supplemental Disclosure of Cash Flow Information — Net cash paid during the period for

Income taxes (received) paid	$(196)	$198
Interest	$61	$59

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
The accompanying condensed consolidated financial statements and notes as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Hartford Life’s 2005 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.
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

Income Taxes
The effective tax rate for the three months ended September 30, 2006 and 2005 was 21% and 22%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 22% and 23%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. The Company’s DRD increased $5 and $27 for the three and nine months ended September 30, 2006 over the respective prior year periods including a tax benefit of $6 for the three and nine months ended September 30, 2006 and $3 in the three and nine months ended September 30, 2005, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD included an additional tax benefit of $6 related to the 2005 year.
The Company receives a credit against its U.S. tax liability for foreign taxes paid by the Company from its separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, the Company reported a net benefit of $13 for the separate account FTC, comprised of a $7 true up related to a prior year tax return and $6 related to the 2006 year.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life Insurance, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes – Special Areas”, with respect to Hartford Life Insurance, K.K. As a result of this change, the Company has recorded a tax benefit of $4 and $6 for the three and nine months ended September 30, 2006 respectively, due to the expected utilization of foreign tax credits from Hartford Life Insurance, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company has distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.
Adoption of New Accounting Standards
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award. In January 2003, the Company began expensing all stock-based compensation awards granted or modified after January 1, 2003 under the fair value recognition provisions of SFAS 123 and therefore the adoption of SFAS 123R did not have a material effect on the Company’s financial position or results of operations and is not expected to have a material effect on future operations. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and therefore prior period amounts have not been restated. The Company recognized an immaterial effect of adoption as of January 1, 2006 to reverse expense previously recognized on awards expected to be forfeited, as required under SFAS 123R.
Future Adoption of New Accounting Standards
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income. For pension plans the funded status must be based on the projected benefit obligation which includes an assumption for future salary increases. SFAS 158 is effective for public entities’ with years ending after December 15, 2006, with certain exceptions not applicable to The Hartford, through an adjustment to the ending balance of accumulated other comprehensive income, net of tax. Hartford Life’s employees are included in The Hartford’s defined benefit pension and postretirement and healthcare and life insurance benefit plans for which the benefit plan assets or liabilities are recognized on The Hartford’s balance sheet. Therefore, SFAS 158 will not impact Hartford Life’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. SAB 108 is required to be adopted by December 31, 2006 and is not expected to have an effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS 157 provides guidance on how to measure fair value when required under existing accounting standards. The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (“Level 1, 2 and 3”). Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets the Company has the ability to access at the measurement date. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs are unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Quantitative and qualitative disclosures will focus on the inputs used to measure fair value for both recurring and non-recurring fair value measurements and the effects of the measurements in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged only in the initial quarter of an entity’s fiscal year. Adoption of this statement is expected to have an impact on the Company’s consolidated financial statements; however, the timing for adoption and impact has not yet been determined.
The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes , an interpretation of FASB Statement No. 109” (“FIN 48”), dated June 2006. The interpretation requires public companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. FIN 48 will require a tabular reconciliation of the change in the aggregate unrecognized tax benefits claimed, or expected to be claimed, in tax returns and disclosure relating to accrued interest and penalties for unrecognized tax benefits. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
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

The positive (negative) impact, on realized gains and losses in the segments, for allocated realized gains and losses and credit-risk charges were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Retail
Realized gains (losses)	$7	$9	$24	$27
Credit risk charge	(6)	(6)	(19)	(19)
Retirement Plans
Realized gains (losses)	2	1	7	4
Credit risk charge	(3)	(2)	(7)	(6)
Institutional
Realized gains (losses)	4	4	12	10
Credit risk charge	(6)	(5)	(17)	(14)
Individual Life
Realized gains (losses)	3	2	8	8
Credit risk charge	(2)	(2)	(5)	(5)
Group Benefits
Realized gains (losses)	—	2	2	7
Credit risk charge	(2)	(2)	(7)	(7)
International
Realized gains (losses)	1	—	1	—
Credit risk charge	(1)	—	(2)	—
Other
Realized gains (losses)	(17)	(18)	(54)	(56)
Credit risk charge	20	17	57	51

Total	$—	$—	$—	$—

The measure of profit or loss used by Hartford Life management in evaluating the performance of its segments is net income. For a full discussion of each segment, please refer to Hartford Life’s 2005 Form 10-K Annual Report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues

Retail	$849	$810	$2,566	$2,399
Retirement Plans	131	118	399	348
Institutional	429	358	1,314	997
Individual Life	271	278	817	799
Group Benefits	1,137	1,049	3,398	3,143
International	194	141	558	356
Other	80	62	(52)	275

Total segment revenues	3,091	2,816	9,000	8,317
Net investment income on equity securities held for trading [1]	1,185	1,500	669	2,024

Total revenues	$4,276	$4,316	$9,669	$10,341

[1]	Management does not include dividend income and mark-to-market effects of trading securities supporting the international variable annuity business in its segment revenues since corresponding amounts credited to policyholders are included within benefits, claims and claim adjustment expenses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income (Loss)

Retail	$184	$172	$526	$447
Retirement Plans	21	20	64	54
Institutional	24	24	75	66
Individual Life	46	45	139	123
Group Benefits	74	68	216	191
International	47	28	145	63
Other	18	(24)	(121)	(70)

Total net income	$414	$333	$1,044	$874

3. Investments and Derivative Instruments

	September 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Bonds and Notes
Asset-backed securities (“ABS”)	$6,580	$49	$(55)	$6,574	$6,819	$48	$(75)	$6,792
Collateralized mortgage obligations (“CMOs”)
Agency backed	904	12	(5)	911	758	3	(5)	756
Non-agency backed	100	—	(1)	99	106	—	—	106
Commercial mortgage-backed securities (“CMBS”)
Agency backed	356	7	(1)	362	70	1	—	71
Non-agency backed	10,207	168	(77)	10,298	9,219	174	(97)	9,296
Corporate	24,501	963	(258)	25,206	23,893	1,178	(259)	24,812
Government/Government agencies
Foreign	467	25	(4)	488	719	50	(4)	765
United States	1,006	11	(6)	1,011	630	24	(5)	649
Mortgage-backed securities (“MBS”)	2,004	4	(39)	1,969	2,794	6	(43)	2,757
States, municipalities and political subdivisions	3,372	186	(15)	3,543	3,256	210	(9)	3,457
Redeemable preferred stock	15	1	—	16	17	—	—	17
Short-term	1,432	—	—	1,432	1,334	—	—	1,334

Total fixed maturities	$50,944	$1,426	$(461)	$51,909	$49,615	$1,694	$(497)	$50,812

Variable Interest Entities
In May 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by Hartford Investment Management Company (“HIMCO”), an affiliate of the Company, who will also serve as the investment manager for this Fund. As of September 30, 2006, total assets in the Fund were approximately $122. The Company’s investment in the Fund as of September 30, 2006, was $70 with the remaining interest owned by a related party.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of the FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of September 30, 2006, the Company recorded in the condensed consolidated balance sheet $122 of primarily fixed maturities (including its own investment in the Fund) and $52 of other liabilities representing affiliates’ investments in the Fund.
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
For a detailed discussion of the Company’s use of derivative instruments, see Notes 1 and 3 of Notes to Consolidated Financial Statements included in Hartford Life’s 2005 Form 10-K Annual Report.
Derivative instruments are recorded in the condensed consolidated balance sheets at fair value. Asset and liability values are determined by calculating the net position for each derivative counterparty by legal entity and are presented as follows:

	September 30, 2006		December 31, 2005
		Liability		Liability
	Asset Values	Values	Asset Values	Values

Other investments	$266	$—	$179	$—
Reinsurance recoverables	—	26	—	17
Other policyholder funds and benefits payable	35	—	8	—
Other liabilities	—	501	—	420

Total	$301	$527	$187	$437

The following table summarizes the notional amount and fair value of derivatives by hedge designation as of September 30, 2006, and December 31, 2005. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not necessarily reflective of credit risk. The fair value amounts of derivative assets and liabilities are presented on a net basis in the following table.

	September 30, 2006		December 31, 2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Cash flow hedge	$6,922	$(297)	$7,197	$(242)
Fair value hedge	2,618	1	1,707	(1)
Other investment and risk management activities	64,136	70	54,161	(7)

Total	$73,676	$(226)	$63,065	$(250)

The increase in notional amount since December 31, 2005, is primarily due to an increase in derivatives associated with guaranteed minimum withdrawal benefit (“GMWB”) product sales and additional options purchased to hedge the GMWB, as well as an increase in interest rate swap derivatives used to assist in the matching of duration between certain assets and liabilities. The increase in net fair value of derivative instruments since December 31, 2005, was primarily related to additional options purchased to hedge GMWB, partially offset by declines in fair value of derivatives hedging foreign bonds, the Japanese fixed annuity fund hedging instruments, and derivatives hedging changes in interest rates. Derivatives hedging foreign bonds declined in value primarily as a result of the weakening of the U.S. dollar in comparison to certain foreign currencies while the Japanese fixed annuity hedging instruments and derivatives hedging changes in interest rates declined in value primarily due to rising interest rates. For further discussion on the GMWB product, which is accounted for as an embedded derivative, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2006, after-tax net gains (losses) representing the total ineffectiveness of cash flow hedges were $(3) and $(13), respectively. For the three and nine months ended September 30, 2005, after-tax net gains (losses) representing the total ineffectiveness of cash flow hedges were $(5) and $(9), respectively. For the three and nine months ended September 30, 2006, after-tax net gains (losses) representing the total ineffectiveness of fair value hedges were $1. For the three and nine months ended September 30, 2005, after-tax net gains (losses) representing the total ineffectiveness of fair value hedges were $3.
The total change in value for derivative-based strategies that do not qualify for hedge accounting treatment, including periodic net coupon settlements, are reported in net realized capital gains and losses. For the three and nine months ended September 30, 2006, these strategies resulted in the recognition of after-tax net gains (losses) of $(5) and $(81), respectively. Net realized capital losses for the three months ended September 30, 2006, were primarily comprised of losses on the Japanese fixed annuity hedging instruments, partially offset by net gains on GMWB related derivatives. The net losses on the Japanese fixed annuity hedging instruments were primarily due to the weakening of the Yen in comparison to the U.S. dollar, partially offset by gains due to a decline in Japanese interest rates. The net gains on GMWB related derivatives were driven by net changes in policyholder behavior assumptions made in the third quarter. For the nine months ended September 30, 2006, net realized capital losses were primarily driven by losses on the Japanese fixed annuity hedging instruments due to an increase in Japanese interest rates, GMWB related derivatives primarily driven by liability model refinements and assumption updates reflecting in-force demographics, and derivatives hedging changes in interest rates primarily due to rising interest rates. For the three and nine months ended September 30, 2005, these derivative-based strategies resulted in the recognition of after-tax net gains (losses) of $(43) and $(84), respectively, which were predominantly comprised of net losses on the Japanese fixed annuity hedging instruments primarily due to the weakening of the Yen in comparison to the U.S. dollar as well as an increase in interest rates.
As of September 30, 2006, the after-tax deferred net gains (losses) on derivative instruments recorded in accumulated other comprehensive income (loss) (“AOCI”) that are expected to be reclassified to earnings during the next twelve months are $(7). This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable-rate debt) is twenty-four months. For the three and nine months ended September 30, 2006, and 2005, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
4. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2006	2005

Balance, January 1	$8,567	$7,437
Capitalization	1,420	1,564
Amortization – Deferred policy acquisition costs and present value of future profits	(913)	(887)
Adjustments to unrealized gains and losses on securities available-for-sale and other	54	239
Effect of currency translation adjustment	(3)	(103)

Balance, September 30	$9,125	$8,250

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

	U.S. GMDB [1]	Japan GMDB/GMIB [1]

Liability balance as of January 1, 2006	$158	$50
Incurred	92	24
Paid	(84)	(1)
Currency translation adjustment	—	—

Liability balance as of September 30, 2006	$166	$73

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $32 as of September 30, 2006. The reinsurance recoverable asset related to the Japan GMDB was $3 as of September 30, 2006.

	U.S. GMDB [1]	Japan GMDB/GMIB

Liability balance as of January 1, 2005	$174	$28
Incurred	96	23
Paid	(111)	(1)
Currency translation adjustment	—	(4)

Liability balance as of September 30, 2005	$159	$46

[1]	The reinsurance recoverable asset related to the U.S. GMDB was $42 as of September 30, 2005.
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
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2006:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (MAV) [1]	Value	at Risk	at Risk	Annuitant

MAV only	$52,640	$4,271	$431	64
With 5% rollup [2]	3,763	433	82	63
With Earnings Protection Benefit Rider (EPB) [3]	5,382	374	64	61
With 5% rollup & EPB	1,382	135	25	63

Total MAV	63,167	5,213	602
Asset Protection Benefit (APB) [4]	33,561	59	31	61
Lifetime Income Benefit (LIB) – Death Benefit [5]	2,535	3	3	59
Reset [6] (5-7 years)	6,764	319	319	65
Return of Premium [7]/Other	9,583	32	30	53

Subtotal U.S. Guaranteed Minimum Death Benefits	115,610	5,626	985	62
Japan Guaranteed Minimum Death and Income Benefit [8]	28,265	113	53	66

Total at September 30, 2006	$143,875	$5,739	$1,038

[1]	MAV: the death benefit is the greatest of current account value, net premiums paid and the highest account value on any anniversary before age 80 (adjusted for withdrawals).

[2]	Rollup: the death benefit is the greatest of the MAV, current account value, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]	EPB: the death benefit is the greatest of the MAV, current account value, or contract value plus a percentage of the contract’s growth. The contract’s growth is account value less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB: the death benefit is the greater of current account value or MAV, not to exceed current account value plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB: the death benefit is the greater of current account value or MAV, net premiums paid, or a benefit amount that rachets over time, generally based on market performance.

[6]	Reset: the death benefit is the greatest of current account value, net premiums paid and the most recent five to seven year anniversary account value before age 80 (adjusted for withdrawals).

[7]	Return of premium: the death benefit is the greater of current account value and net premiums paid.

[8]	Death benefits include a Return of Premium and MAV (before age 75) death benefit and income benefits include a guarantee to return initial investment, which is adjusted for earnings liquidity or a maximum annual withdrawal of 3% of premiums, depending on the product, through a fixed annuity after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance related to the Japan GMIB was $19.4 billion and $15.2 billion as of September 30, 2006 and December 31, 2005, respectively.

The Company offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. However, annual withdrawals that exceed a specific percentage of the premiums paid may reduce the GRB by an amount greater than the withdrawals and may also impact the guaranteed annual withdrawal amount that subsequently applies after the excess annual withdrawals occur. For certain of the withdrawal benefit features, the policyholder also has the option, after a specified time period, to reset the GRB to the then-current account value, if greater. In addition, the Company has introduced features for contracts issued beginning in the fourth quarter of 2005, that allows the policyholder to receive the guaranteed annual withdrawal amount for as long as they are alive. In this new feature, in all cases the contract holder or their beneficiary will receive the GRB and the GRB is reset on an annual basis to the maximum anniversary account value subject to a cap.
The GMWB represents an embedded derivative in the variable annuity contracts that is required to be reported separately from the host variable annuity contract. It is carried at fair value and reported in other policyholder funds. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. Because of the dynamic and complex nature of these cash flows, stochastic techniques under a variety of market return scenarios and other best estimate assumptions are used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected market rates of return, market volatility, correlations of market returns and discount rates. At each valuation date, the Company assumes expected returns based on risk-free rates as represented by the current LIBOR forward curve rates; market volatility assumptions for each underlying index based on a blend of observed market “implied volatility” data and annualized standard deviations of monthly returns using the most recent 20 years of observed market performance; correlations of market returns across underlying indices based on actual observed market returns and relationships over the ten years preceding the valuation date; and current risk-free spot rates as represented by the current LIBOR spot curve to determine the present value of expected future cash flows produced in the stochastic projection process. As markets change, mature and evolve and actual policyholder behavior emerges, management continually evaluates the appropriateness of its assumptions. In addition, management regularly evaluates the valuation model, incorporating emerging valuation techniques where appropriate, including drawing on the expertise of market participants and valuation experts.
As of September 30, 2006 and December 31, 2005, the embedded derivative asset recorded for GMWB, before reinsurance or hedging, was $35 and $8, respectively. For the three and nine months ended September 30, 2006, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $(12) and $83, respectively. Included in the realized gain (loss) were liability model refinements and changes in policyholder behavior assumptions for the three and nine months ended September 30, 2006 of a net $14 and $(4), respectively. For the three and nine months ended September 30, 2005, the change in value of the GMWB, before reinsurance and hedging, reported as a realized gain (loss) was $55 and $11, respectively. There were no benefit payments made for the GMWB during 2006 or 2005.
As of September 30, 2006 and December 31, 2005, $33.4 billion, or 76%, and $26.4 billion, or 69%, respectively, of account value representing substantially all of the contracts written after July 2003, with the GMWB feature, were unreinsured. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company has established an alternative risk management strategy. In 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures and swaps, and Standard and Poor’s (“S&P”) 500 and NASDAQ index options and futures contracts. During 2004, the Company began using Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The total (reinsured and unreinsured) GRB as of September 30, 2006 and December 31, 2005 was $35.8 billion and $31.8 billion, respectively.
A contract is ‘in the money’ if the contract holder’s GRB is greater than the account value. For contracts that were ‘in the money’ the Company’s exposure, as of September 30, 2006 and December 31, 2005, was $12 and $8, respectively. However, the only ways the contract holder can monetize the excess of the GRB over the account value of the contract is upon death or if their account value is reduced to zero through a combination of a series of withdrawals that do not exceed a specific percentage of the premiums paid per year and market declines. If the account value is reduced to zero, the contract holder will receive a period certain annuity equal to the remaining GRB or a period certain plus life contingent annuity. As the amount of the excess of the GRB over the account value can fluctuate with equity market returns on a daily basis the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $12.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and, on July 13, 2006, the district court granted the motion. The plaintiffs have noticed an appeal of the dismissal.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. Various Hartford Life subsidiaries are named in the group benefits complaint. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. In addition, Hartford Life subsidiaries were joined as defendants in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
7. Stock Compensation Plans
Hartford Life’s employees are included in The Hartford 2005 Incentive Stock Plan and The Hartford Employee Stock Purchase Plan.
The Hartford has two primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by The Hartford in treasury or from shares purchased in the open market. The Hartford typically issues new shares in satisfaction of stock-based compensation. Hartford Life was allocated compensation expense of $22 million and $17 million for the nine months ended September 30, 2006 and 2005, respectively. Hartford Life’s income tax benefit recognized for stock-based compensation plans was $8 million and $6 million for the nine months ended September 30, 2006 and 2005, respectively. Hartford Life did not capitalize any cost of stock-based compensation.
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
The fair values of awards granted under the 2005 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. For the nine months ended September 30, 2005, the Company would have recognized an immaterial increase in net income if it had been accelerating expense for all awards to retirement-eligible employees entitled to accelerated vesting. All awards provide for accelerated vesting upon a change in control of The Hartford as defined in the 2005 Stock Plan.
Stock Option Awards
Under the 2005 Stock Plan, all options granted have an exercise price equal to the market price of The Hartford’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of the three years from the date of grant or upon the attainment of specified market appreciation of The Hartford’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares. As of December 31, 2005, The Hartford had not issued any incentive stock options under any plans.
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
10. Debt
On July 14, 2006, the Company retired its $200 of 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II at par. The retirement was funded by a $200 capital contribution.
On October 10, 2006, The Hartford successfully completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by Hartford Life (‘‘HLI notes’’) for up to $650 in new senior unsecured notes of The Hartford and a cash payment, in order to consolidate debt at The Hartford holding company. The Company will not pay any cash as part of the transaction. The existing notes that are exchanged will be effectively extinguished for Hartford Life. On October 10, 2006, the exchange closed and $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031 were extinguished. The Company expects to record a capital contribution from The Hartford for the full fair value of the extinguished notes and a loss for the fair value in excess of the recorded value, estimated to be $91 before tax. As a result, the transaction will increase the total equity of Hartford Life by the fair value of the extinguished notes less the after-tax loss on extinguishment.
Consumer Notes
On September 8, 2006, Hartford Life Insurance Company filed a shelf registration statement with the SEC (Registration Statement No. 333-137215), effective immediately, for the offering and sale of Hartford Life IncomeNotesSM and Hartford Life medium-term notes (collectively called “Consumer Notes”). There are no limitations on the ability to issue additional indebtedness in the form of Hartford Life IncomeNotesSM and Hartford Life medium-term notes.
Institutional Solutions Group began issuing Consumer Notes through its Retail Investor Notes Program in September 2006. A Consumer Note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. In addition, discount notes, amortizing notes and indexed notes may also be offered and issued. Consumer Notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer Notes are offered weekly with maturities up to 30 years and varying interest rates and may include a call provision. Certain Consumer Notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits equal to the greater of $1 or 1% of the aggregate principal amount of the notes and $250 thousand per individual, respectively. Derivative instruments will be utilized to hedge the Company’s exposure to interest rate risk in accordance with Company policy.
As of September 30, 2006, $41 of Consumer Notes had been issued. These notes have interest rates ranging from 5% to 6% for fixed notes and consumer price index plus 2.05% to 2.20% for variable notes. The aggregate maturities of Consumer Notes are as follows: 2009 $3 and $38 for 2011 and thereafter. The Consumer Notes are reported in other liabilities. For the three and nine months ended September 30, 2006 interest credited to holders of Consumer Notes was immaterial and is included in benefits, claims and claim adjustment expenses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Hartford Life, Inc. and its subsidiaries (“Hartford Life”, “Life” or the “Company”) as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine months ended September 30, 2006 compared with the equivalent periods in 2005. This discussion should be read in conjunction with the MD&A in Hartford Life’s 2005 Form 10-K Annual Report.
Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. These forward-looking statements are subject to change and uncertainty which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in Part II, Item 1A, Risk Factors. These factors include: the possible occurrence of terrorist attacks; the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the inability to effectively mitigate the impact of equity market volatility on the Company’s financial position and results of operations arising from obligations under annuity product guarantees; the Company’s potential exposure arising out of regulatory proceedings or private claims relating to incentive compensation or payments made to brokers or other producers and alleged anti-competitive conduct; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers and other producers, including changes that have been announced and those which may occur in the future; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of domestic and foreign regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; a downgrade in the Company’s financial strength or credit ratings; the ability of the Company’s subsidiaries to pay dividends to the Company; the ability to recover the Company’s systems and information in the event of a disaster or other unanticipated event; potential changes in Federal or State tax laws; and other factors described in such forward-looking statements.
INDEX

Overview	23
Critical Accounting Estimates	25
Consolidated Results of Operations	27
Retail	33
Retirement Plans	34
Institutional	35
Individual Life	36
Group Benefits	37
International	38
Other	39
Investments	40
Investment Credit Risk	44
Capital Markets Risk Management	45
Capital Resources and Liquidity	48
Accounting Standards	50

OVERVIEW
The Company is a diversified insurance and financial services company. The Company is headquartered in Connecticut and is organized into six reporting segments.
Many of the principal factors that drive the profitability of the Company’s operations are separate and distinct. Management considers this diversification to be a strength that distinguishes the Company from its peers.
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
To date, neither the SEC’s and New York Attorney General’s market timing investigation nor the SEC’s directed brokerage investigation has resulted in the initiation of any formal action against The Hartford by these regulators. However, The Hartford believes that the SEC and the New York Attorney General’s Office are likely to take some action against The Hartford at the conclusion of the respective investigations. The Hartford is engaged in active discussions with the SEC and the New York Attorney General’s Office. The potential timing of any resolution of any of these matters or the initiation of any formal action by any of these regulators in these matters is difficult to predict. As of March 31, 2006, the Company had recorded aggregate charges of $109, after-tax, to establish a reserve for the market timing, directed brokerage and single premium group annuity matters. The after-tax cost of the single premium group annuity matter settlement was $14. Hartford Life’s remaining reserve for the market timing and directed brokerage matters is an estimate; in view of the uncertainties regarding the outcome of these regulatory investigations, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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
Broker Compensation
As the Company has disclosed previously, the Company pays brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of the Company’s insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on the Company’s business or distribution strategies.
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
Life policy acquisition costs include commissions and certain other expenses that vary with and are primarily associated with acquiring business. Present value of future profits is an intangible asset recorded upon applying purchase accounting in an acquisition of a life insurance company. Deferred policy acquisition costs and the present value of future profits intangible asset are amortized in the same way. Both are amortized over the estimated life of the contracts acquired. Within the following discussion, deferred policy acquisition costs and the present value of future profits intangible asset will be referred to as “DAC”. At September 30, 2006 and December 31, 2005, the carrying value of the Company’s DAC asset was $9.1 billion and $8.6 billion, respectively. Of those amounts, $4.5 billion and $4.5 billion related to individual variable annuities sold in the U.S., $1.4 billion and $1.2 billion related to individual variable annuities sold in Japan and $2.1 billion and $1.9 billion related to universal life-type contracts sold by Individual Life.
The Company amortizes DAC related to traditional policies (term, whole life and group insurance) over the premium-paying period in proportion to premium income. The Company amortizes DAC related to investment contracts and universal life-type contracts (including individual variable annuities) using the retrospective deposit method. Under the retrospective deposit method, acquisition costs are amortized in proportion to the present value of estimated gross profits (“EGPs”). For most contracts, the Company evaluates EGPs over a 20 year horizon as estimated profits emerging subsequent to year 20 are immaterial. The Company uses other measures for amortizing DAC, such as gross costs, as a replacement for EGPs when EGPs are expected to be negative for multiple years of the contract’s life. The Company also adjusts the DAC balance, through other comprehensive income, by an amount that represents the amortization of DAC that would have been required as a charge or credit to operations had unrealized gains and losses on investments been realized. Actual gross profits, in a given reporting period, that vary from management’s initial estimates result in increases or decreases in the rate of amortization, commonly referred to as a “true-up”, which are recorded in the current period. The true-up recorded for the three months ended September 30, 2006 and 2005 was an increase to amortization of $21 and $0, respectively. The true-up recorded for the nine months ended September 30, 2006 and 2005 was an increase to amortization of $36 and $9, respectively.
Each year, the Company develops future EGPs for the products sold during that year. The EGPs for products sold in a particular year are aggregated into cohorts. Future gross profits are projected for the estimated lives of the contracts, and are, to a large extent, a function of future account value projections for individual variable annuity products and to a lesser extent for variable universal life products. The projection of future account values requires the use of certain assumptions. The assumptions considered to be important in the projection of future account value, and hence the EGPs, include separate account fund performance, which is impacted by separate account fund mix, less fees assessed against the contract holder’s account balance, surrender and lapse rates, interest margin, and mortality. The assumptions are developed as part of an annual process and are dependent upon the Company’s current best estimates of future events which are likely to be different for each year’s cohort. For example, upon completion of a study during the fourth quarter of 2005, the Company, in developing projected account values and the related EGPs for the 2005 cohorts, used a separate account return assumption of 7.6% (after fund fees, but before mortality and expense charges) for U.S. products and 4.3% (after fund fees, but before mortality and expense charges) for Japanese products. (Although the Company used a separate account return assumption of 4.3% and 5.8% for the 2005 and 2006 cohorts, respectively, based on the relative fund mix of all variable products sold in Japan, the weighted average rate on the entire Japan block is 5.0%.) For prior year cohorts, the Company’s separate account return assumption at the time those cohorts’ account values and related EGPs were projected was 9.0% for U.S. products and ranged from 5.0% to 7.47% for Japanese products. The overall actual return generated by the separate account is dependent on several factors, including the relative mix of the underlying sub-accounts among bond funds and equity funds as well as equity sector weightings. The Company’s overall U.S. separate account fund performance has been reasonably correlated to the overall performance of the S&P 500 Index (which closed at 1,336 on September 29, 2006), although no assurance can be provided that this correlation will continue in the future.
Unlock and Sensitivity Analysis
Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. The estimation process, the underlying assumptions and the resulting EGPs, are evaluated regularly.
The Company’s quantitative process to determine the reasonable range of EGPs is performed quarterly and involves the use of internally developed models, which run a large number of stochastically determined scenarios of separate account fund performance. Incorporated in each scenario are the Company’s current best estimate assumptions with respect to lapse rates, mortality, and expenses. These scenarios are run for individual variable annuity business in the U.S. and independently for individual variable annuity business in Japan and are used to calculate statistically significant ranges of reasonable EGPs. The statistical ranges produced from the stochastic scenarios are compared to the present value of EGPs used in the respective DAC amortization models. If EGPs used in the DAC amortization model fall outside of the statistical ranges of reasonable EGPs, a revision to the original best estimate assumptions in prior year cohorts used to project account value and the related EGPs in the DAC amortization model would be necessary. A similar approach is used for variable universal life business.
The original best estimate assumptions used to estimate future gross profits have not historically been revised unless the EGPs in the DAC amortization model fell outside of a reasonable range of EGPs. Notwithstanding the statistical ranges described above, future refinements to the estimation process for DAC amortization and modifications of underlying assumptions based on future studies could result in revisions to EGPs. In addition, aside from absolute levels and timing of market performance, additional factors that might influence revisions to previously projected EGPs include the degree of volatility in separate account fund performance and policyholder shifts in asset allocation within the separate account as well as surrenders and lapses. In the event that the Company were to revise its original best estimate assumptions used for prior year cohorts to its current best estimate assumptions, thereby changing its estimate of projected account value and the related EGPs in the DAC amortization model, the cumulative DAC amortization would be adjusted to reflect such changes in the period the revision was determined to be necessary, a process known as “unlocking”.
As of September 30, 2006, the present value of the EGPs used in the DAC amortization models for variable annuities and variable universal life business fell within the Company’s parameters for reasonableness. After considering this quantitative assessment and other factors, the Company did not revise the separate account return assumption, the account value or any other assumptions in those DAC amortization models for 2006 and prior cohorts.
The Company performs analyses with respect to the potential impact of an unlock. To illustrate the effects of an unlock on DAC, unearned revenue liabilities and sales inducement assets, assume the Company had concluded that a revision to previously projected account values and the related EGPs was required as of September 30, 2006. If the Company assumed a separate account return assumption of 7.6% for all U.S. product cohorts and 5.0% for all Japanese product cohorts and used its current best estimate assumptions, including lapse, mortality and expense assumptions, for all products to project account values forward from the current account value to reproject future EGPs the estimated (decrease) to net income for all businesses would be approximately $(4)-$(24). If, instead, the Company assumed a separate account return assumption of 8.6% in the U.S. (6.0% in Japan) or 6.6% in the U.S. (4.0% in Japan), the estimated (decrease) increase in net income for all businesses would have been $13-$22 and $(45)-$(55), respectively. If the Company were to unlock, as of September 30, 2006 the future periodic amortization of DAC related to the in-force block of business would likely decrease in the U.S. and increase in Japan.
For the Japan individual variable annuity business, favorable experience in the returns of the underlying funds over the past four quarters has resulted in actual account values and EGPs exceeding the projected account value and EGPs in the DAC amortization model, however the EGP’s in the DAC amortization model continue to fall within the Company’s parameters. Continued favorable experience on key assumptions for the Japan variable annuity business, which could include increasing fund return performance, decreasing lapses or decreasing mortality, could result in the DAC amortization model EGPs falling outside of the Company’s parameters, resulting in a necessary unlock, a decrease to DAC amortization and an increase to the DAC asset. If the Company had unlocked as of September 30, 2006, assuming a separate account return assumption of 5.0% for all Japanese product cohorts and using its current best estimate assumptions to project account values forward from the current account values to reproject future EGPs, the estimated increase to net income for Japan variable annuities would be approximately $25-35, after-tax.
The impact on guaranteed minimum death and income benefit liabilities, which use EGPs or components of EGPs in their periodic determination, as a result of the hypothetical unlock scenarios described above as of September 30, 2006, is not likely to be material in the U.S., but would result in a decrease to those liabilities, which would result in an increase to net income of $22-$32, in Japan.
The overall recoverability of the DAC asset is dependent on the future profitability of the business. The Company tests the aggregate recoverability of the DAC asset by comparing the amounts deferred to the present value of total EGPs. In addition, the Company routinely stress tests its DAC asset for recoverability against severe declines in its separate account assets, which could occur if the equity markets experienced a significant sell-off, as the majority of policyholders’ funds in the separate accounts is invested in the equity market. As of September 30, 2006, the Company believed U.S. individual and Japan individual variable annuity separate account assets could fall, through a combination of negative market returns, lapses and mortality, by at least 43% and 68%, respectively, before portions of its DAC asset would be unrecoverable.
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

	As of and For the Three		As of and For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Product/Key Indicator Information	2006	2005	2006	2005

U.S. Variable Annuities
Account value, beginning of period	$106,224	$99,747	$105,314	$99,617
Net flows	(988)	(348)	(2,454)	(1)
Change in market value and other	3,253	4,193	5,629	3,976

Account value, end of period	$108,489	$103,592	$108,489	$103,592

Retail Mutual Funds
Assets under management, beginning of period	$32,611	$25,958	$29,063	$25,240
Net sales	1,195	73	4,112	776
Change in market value and other	914	1,491	1,545	1,506

Assets under management, end of period	$34,720	$27,522	$34,720	$27,522

Retirement Plans
Account value, beginning of period	$20,740	$17,592	$19,317	$16,493
Net flows	442	200	1,837	1,226
Change in market value and other	513	673	541	746

Account value, end of period	$21,695	$18,465	$21,695	$18,465

Individual Life Insurance
Variable universal life account value, end of period	$6,242	$5,700	$6,242	$5,700
Total life insurance inforce	$160,010	$147,278	$160,010	$147,278

S&P500 Index
Period end closing value	1,336	1,229	1,336	1,229
Daily average value	1,288	1,224	1,284	1,200

Japan Annuities
Account value, beginning of period	$28,990	$19,726	$26,104	$14,631
Net flows	877	2,704	3,675	8,815
Change in market value and other	74	869	162	(147)

Account value, end of period	$29,941	$23,299	$29,941	$23,299

•	The increase in U.S. variable annuity account values from September 30, 2005 to September 30, 2006 can be attributed to market growth over the past four quarters. Net flows for the U.S. variable annuity business are negative and have decreased from prior year levels resulting from higher surrenders and lower sales due to increased competition.
•	Mutual Fund net sales increased substantially over the prior year period as a result of focused wholesaling efforts and favorable fund and equity market performance both contributing to sales and deposits.
•	The increase in Retirement Plan account values from September 30, 2005 to September 30, 2006 can be mainly attributed to positive net flows over the past four quarters and market appreciation.
•	Individual Life account value increased from September 30, 2005 due primarily to premiums and deposits. Life insurance inforce increased from September 30, 2005 due to business growth.
•	Japan annuity account values as of September 30, 2006 continue to grow as a result of positive net flows and fund performance, offset by a decline due to the effects of currency translation. However, Japan net flows have decreased due to increased competition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Investment Income	2006	2005	2006	2005

Retail	$208	$229	$639	$709
Retirement Plans	82	78	242	231
Institutional	256	207	729	581
Individual Life	81	77	240	226
Group Benefits	106	99	310	297
International	32	19	91	49
Other	1,222	1,562	777	2,164

Total net investment income	$1,987	$2,271	$3,028	$4,257

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest Credited on General Account Assets	2006	2005	2006	2005

Retail	$158	$177	$481	$546
Retirement Plans	52	50	154	146
Institutional	135	99	377	273
Individual Life	59	57	175	167
International	6	3	16	10
Other	1,209	1,526	751	2,216

Total interest credited on general account assets	$1,619	$1,912	$1,954	$3,358

•	Net investment income and interest credited in Other decreased for the three and nine months ended September 30, 2006 due to a decrease in the mark-to-market effects of trading account securities supporting the Japanese variable annuity business.

•	Net investment income and interest credited on general account assets in Retail declined for the three and nine months ended September 30, 2006 due to lower assets under management as a result of surrenders on market value adjusted (“MVA”) fixed annuity products at the end of their guarantee period. Also contributing to the decline in assets under management were transfers within variable annuity products from the general account option to separate account funds.

•	Net investment income and interest credited on general account assets in Institutional increased as a result of sales in the Company’s funding agreement backed Investor Notes program.
Premiums
As discussed above, traditional insurance type products collect premiums from policyholders in exchange for financial protection of the policyholder from a specified insurable loss, such as death or disability. Sales are one indicator of future premium growth.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Group Benefits	2006	2005	2006	2005

Total premiums and other considerations	$1,032	$950	$3,092	$2,846
Fully insured ongoing sales (excluding buyouts)	$175	$157	$750	$643
•	Earned premiums and other considerations include $0 and $1 and $5 and $26 in buyout premiums for the three and nine months ended September 30, 2006 and 2005, respectively. The increase in premiums and other considerations for Group Benefits in 2006 compared to 2005 was driven by sales growth of 17%.

Expenses
There are three major categories for expenses: benefits and claims, insurance operating costs and expenses, and amortization of deferred policy acquisition costs and the present value of future profits.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Retail	2006	2005	2006	2005

General insurance expense ratio (individual annuity)	18.1 bps	16.8 bps	17.1 bps	17.7 bps
DAC amortization ratio (individual annuity)	50.1%	48.5%	50.4%	48.9%

Individual Life
Death benefits	$62	$54	$194	$183
Insurance expenses, net of deferrals	$44	$43	$132	$125

Group Benefits
Total benefits, claims and claim adjustment expenses	$745	$688	$2,252	$2,106
Loss ratio (excluding buyout premiums)	72.2%	72.4%	72.8%	73.8%
Insurance expenses, net of deferrals	$281	$258	$819	$752
Expense ratio, (excluding buyout premiums)	28.2%	28.0%	27.5%	27.4%

•	Individual annuity’s expense ratio increased for the three months ended September 30, 2006 primarily due to higher technology and service costs. Asset growth for the nine months ended September 30, 2006 decreased individual annuity’s expense ratio to a level lower than prior year periods. Management expects the 2006 full year ratio to be between 17-18 bps.
•	The ratio of individual annuity DAC amortization over income before taxes and DAC amortization, while relatively stable, was influenced by “true-ups” recorded in the respective periods as actual gross profits emerged.
•	Individual Life death benefits increased for the three months ended September 30, 2006 primarily due to unusually favorable mortality experience in the third quarter of 2005, and increased 6% for the nine months ended September 30, 2006 primarily due to a larger insurance inforce.
•	The Group Benefits loss ratio, excluding buyouts, for the three and nine months ended September 30, 2006 was relatively stable. Movements in the loss ratio were caused by period over period minor fluctuations in mortality and morbidity experience.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ratios	2006	2005	2006	2005

Retail
Individual annuity return on assets (“ROA”)	58.0 bps	56.7 bps	55.3 bps	52.0 bps

Group Benefits
After-tax margin (excluding buyouts)	7.2%	7.2%	7.0%	6.8%

•	Individual annuity’s ROA increased for the three and nine months ended September 30, 2006 compared to the prior year periods. In particular, variable annuity fees and the DRD and other tax benefits each increased for the three and nine months ended September 30, 2006 compared to the prior year period. The increase in the ROA pertaining to fees can be attributed to the increase in account values and resulting increased fees including GMWB rider fees. Additionally, general insurance expenses were also favorable as a percentage of total assets.

•	The improvement in the Group Benefits after-tax margin for the nine months ended September 30, 2006 was primarily due to an improvement in the expense ratio excluding the financial institution business. (Financial institution business is experience rated. Under the terms of this business, loss experience will inversely affect the commission expenses incurred.)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$1,149	$1,026	12%	$3,423	$2,936	17%
Earned premiums	1,129	1,045	8%	3,483	3,091	13%
Net investment income
Securities available-for-sale and other	802	771	4%	2,359	2,233	6%
Equity securities held for trading [1]	1,185	1,500	(21%)	669	2,024	(67%)

Total net investment income	1,987	2,271	(13%)	3,028	4,257	(29%)
Net realized capital (losses) gains	11	(26)	NM	(265)	57	NM

Total revenues	4,276	4,316	(1%)	9,669	10,341	(6%)
Benefits, claims and claim adjustment expenses [1]	2,738	2,926	(6%)	5,384	6,421	(16%)
Amortization of deferred policy acquisition costs and present value of future profits	308	321	(4%)	913	887	3%
Insurance operating costs and other expenses	703	641	10%	2,034	1,897	7%

Total benefits, claims and expenses	3,749	3,888	(4%)	8,331	9,205	(10%)

Income before income tax expense	527	428	23%	1,338	1,136	18%
Income tax expense	113	95	19%	294	262	12%

Net income	$414	$333	24%	$1,044	$874	19%

[1]	Includes investment income and mark-to-market effects of equity securities held for trading supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, claims and claim adjustment expenses.
The Company defines “NM” as not meaningful for increases or decreases greater than 200%, or changes from a net gain to a net loss position, or vice versa.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
The change in the Company’s net income was due to the following:
•	Net income increased primarily due to growth in assets under management resulting from market growth and sales, along with higher earned premiums in Group Benefits.

•	Net realized capital gains occurred in the third quarter of 2006 compared to net realized capital losses in the prior year period due to realized gains from the Japan fixed annuity contract hedges due to movements in interest rates and net realized gains on GMWB derivatives, primarily driven by net changes in policyholder behavior assumptions made in the third quarter, partially offset by losses on non-qualifying derivatives due to rising interest rates in 2006 and other than temporary impairments. Net realized capital losses occurred in the first nine months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily driven by liability modeling refinements and assumption updates reflecting in-force demographics, losses on non-qualifying derivatives and net losses on sales of investments, both due to rising interest rates in 2006.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.

Income Taxes
The effective tax rate for the three months ended September 30, 2006 and 2005 was 21% and 22%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 22% and 23%, respectively. The principal causes of the difference between the effective rates and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets and the separate account dividends-received deduction (“DRD”).
The separate account DRD is estimated for the current year using information from the most recent year-end, adjusted for equity market performance. The current estimated DRD will be appropriately adjusted as underlying factors change, including known actual 2006 mutual fund distributions and fee income from the Company’s variable insurance products. The actual current year DRD can vary from the estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. The Company’s DRD increased $5 and $27 for the three and nine months ended September 30, 2006 over the respective prior year periods including a tax benefit of $6 for the three and nine months ended September 30, 2006 and $3 in the three and nine months ended September 30, 2005, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD included an additional tax benefit of $6 related to the 2005 year.
The Company receives a credit against its U.S. tax liability for foreign taxes paid by the Company from its separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, the Company reported a net benefit of $13 for the separate account FTC, comprised of a $7 true up related to a prior year tax return and $6 related to the 2006 year.
Based on current projections, it is management’s intent that the undistributed earnings of Hartford Life Insurance, K.K. will be repatriated to the U.S. in the future. Therefore, the Company no longer meets the indefinite reversal criteria of Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes – Special Areas”, with respect to Hartford Life Insurance, K.K. As a result of this change, the Company has recorded a tax benefit of $4 and $6 for the three and nine months ended September 30, 2006 respectively, due to the expected utilization of foreign tax credits from Hartford Life Insurance, K.K.
Prior to the Tax Reform Act of 1984, the Life Insurance Company Income Tax Act of 1959 permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in a “Policyholders’ Surplus Account” and would be taxable only under conditions which management considered to be remote; therefore, no federal income taxes have been provided on the balance in this account, which for tax return purposes was $88 as of December 31, 2005. The American Jobs Creation Act of 2004, which was enacted in October 2004, allows distributions to be made from the Policyholders’ Surplus Account free of tax in 2005 and 2006. The Company has distributed the entire balance in the second quarter of 2006, thereby permanently eliminating the potential tax of $31.

RETAIL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$663	$594	12%	$1,981	$1,717	15%
Earned premiums	(23)	(15)	(53%)	(58)	(35)	(66%)
Net investment income	208	229	(9%)	639	709	(10%)
Net realized capital gains	1	2	(50%)	4	8	(50%)

Total revenues	849	810	(5%)	2,566	2,399	7%
Benefits, claims and claim adjustment expenses	197	218	(10%)	611	689	(11%)
Insurance operating costs and other expenses	245	199	23%	729	621	17%
Amortization of deferred policy acquisition costs and present value of future profits	201	187	7%	607	546	11%

Total benefits, claims and expenses	643	604	6%	1,947	1,856	5%

Income before income tax expense	206	206	—	619	543	14%
Income tax expense	22	34	(35%)	93	96	(3%)

Net income	$184	$172	7%	$526	$447	18%

Assets Under Management

Individual variable annuity account values				$108,489	$103,592	5%
Individual fixed annuity and other account values				9,888	10,323	(4%)
Other retail products account values				454	286	59%

Total account values [1]				118,831	114,201	4%

Retail mutual fund assets under management				34,720	27,522	26%
Other mutual fund assets under management				1,314	901	46%

Total mutual fund assets under management				36,034	28,423	27%

Total assets under management				$154,865	$142,624	9%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in the Retail segment for the three and nine months ended September 30, 2006 increased primarily due to certain tax benefits recorded in the three months ended September 30, 2006 and improved fee income for the nine months ended September 30, 2006. Higher fee income was driven by higher assets under management resulting primarily from market growth. A more expanded discussion of earnings can be found below:
•	The increase in fee income in the variable annuity business for the three and nine months ended September 30, 2006 occurred primarily as the result of growth in average account values. The year-over-year increase in average account values can be attributed to market appreciation of $8.2 billion over the past four quarters. Variable annuity had net outflows of $2.5 billion for the nine months ended September 30, 2006 compared to net outflows of $1 for the prior year period. Net outflows from additional surrender activity were due to increased sales competition, particularly from competitors offering variable annuity products with guaranteed living benefits.
•	Mutual fund fee income increased 21% and 25% for the three and nine months ended September 30, 2006, respectively, due to increased assets under management driven by market appreciation of $2.6 billion and net sales of $4.7 billion during the past four quarters. Net sales grew to $4.1 billion for the nine months ended September 30, 2006 compared to $776 for the prior year period. This increase was primarily attributable to focused wholesaling efforts.
•	Despite stable general account investment spread over the past four quarters, net investment income has steadily declined for the three and nine months ended September 30, 2006 due to variable annuity transfers from the fixed account to the separate account combined with surrenders in the fixed MVA contracts. Despite these outflows, a more favorable interest rate environment throughout 2006 has resulted in increased sales and a lower surrender rate resulting in net outflows for the nine months ended September 30, 2006 decreasing $1.1 billion compared to the same prior year period. Benefits, claims and claim adjustment expenses have decreased for the three and nine months ended September 30, 2006 due to a decline in interest credited also due to a decline in fixed annuity account values.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 primarily due to an increase in mutual fund commissions due to significant growth in sales. In addition, variable annuity asset based commissions increased due to 5% growth in assets under management, as well as an increase in the number of contracts reaching anniversaries when trail commission payments begin. During the second quarter of 2005, the Company recorded an after-tax expense of $24, which was, at the time, an estimate of the termination value of a provision of an agreement with a distribution partner of the Company’s retail mutual funds. The agreement was ultimately terminated in late 2005.

•	Higher amortization of DAC resulted from higher actual gross profits due to the positive earnings drivers discussed above. The DAC amortization rate as a percentage of pre-tax, pre-amortization profits remained fairly stable.
•	The effective tax rate decreased for the three and nine months ended September 30, 2006 compared to the prior period due to an increase in the net foreign tax credit estimate from $2 in 2005 to $12 in 2006 as well as an increase in the DRD. The DRD increased $4 and $23 for the three and nine months ended September 30, 2006 over the respective prior year periods, resulting from true-ups related to prior years’ tax returns. For the three months ended September 30, 2005, the Company’s DRD also included a tax benefit of $4 related to the 2005 year.
RETIREMENT PLANS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$48	$40	20%	$139	$111	25%
Earned premiums	1	1	—	17	8	113%
Net investment income	82	78	5%	242	231	5%
Net realized capital gains (losses)	—	(1)	100%	1	(2)	NM

Total revenues	131	118	11%	399	348	15%
Benefits, claims and claim adjustment expenses	61	57	7%	189	172	10%
Insurance operating costs and other expenses	36	32	13%	102	88	16%
Amortization of deferred policy acquisition costs	6	5	20%	22	17	29%

Total benefits, claims and expenses	103	94	10%	313	277	13%

Income before income taxes	28	24	17%	86	71	21%
Income tax expense	7	4	75%	22	17	29%

Net income	$21	$20	5%	$64	$54	19%

Assets Under Management

Governmental account values				$10,691	$10,162	5%
401(k) account values				11,004	8,303	33%

Total account values [1]				21,695	18,465	17%

Governmental mutual fund assets under management [2]				—	147	(100%)
401(k) mutual fund assets under management				1,036	872	19%

Total mutual fund assets under management				1,036	1,019	2%

Total assets under management				$22,731	$19,484	17%

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts

[2]	Government Mutual Fund assets declined to zero due to a large case surrender in 2005 and the remaining business being transferred to the Institutional segment.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in Retirement Plans increased due to higher earnings in the 401(k) business. Net income for the Government business was relatively stable.
•	Fee income for 401(k) increased 28%, or $8 and 37%, or $28, for the three and nine months ended September 30, 2006, respectively, due to the growth in average account values. This growth is primarily driven by positive net flows of $2.0 billion over the past four quarters resulting from strong sales and increased ongoing deposits. Total 401(k) deposits increased by 14% and 25% for the three and nine months ended September 30, 2006, respectively. The increase in average account values can also be attributed to market appreciation of $699 over the past four quarters.
•	General account spread remained stable for the three and nine months ended September 30, 2006 compared to the respective prior year periods. Overall, net investment income and the associated interest credited within benefits, claims and claim adjustment expenses each increased as a result of the growth in general account assets under management. Additionally, benefits, claims and claim adjustment expenses increased for the nine months ended September 30, 2006 compared to the respective prior year period due to a large case annuitization in the 401(k) business which also resulted in an increase in premiums of $12 for the nine months ended September 30, 2006.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 primarily driven by the 401(k) business. The additional costs can be attributed to greater assets under management resulting in higher trail commissions and maintenance expenses.
•	Higher amortization of DAC resulted from higher actual gross profits due to positive earnings drivers combined with a higher amortization rate for the nine months ended September 30, 2006 compared to the respective prior year period.

INSTITUTIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$32	$26	23%	$87	$96	(9%)
Earned premiums	143	126	13%	502	323	55%
Net investment income	256	207	24%	729	581	25%
Net realized capital losses	(2)	(1)	(100%)	(4)	(3)	(33%)

Total revenues	429	358	20%	1,314	997	32%
Benefits, claims and claim adjustment expenses	375	300	25%	1,137	841	35%
Insurance operating costs and other expenses	18	15	20%	53	42	26%
Amortization of deferred policy acquisition costs	6	9	(33%)	22	23	(4%)

Total benefits, claims and expenses	399	324	23%	1,212	906	34%

Income before income taxes	30	34	(12%)	102	91	12%
Income tax expense	6	10	(40%)	27	25	8%

Net income	$24	$24	—	$75	$66	14%

Assets Under Management

Institutional Investment Product account values [1]				$21,010	$17,174	22%
Private Placement Life Insurance account values				25,125	23,538	7%
Mutual fund assets under management [2]				2,204	1,324	66%

Total assets under management				$48,339	$42,036	15%

[1]	Institutional investment product account values include transfers from Retirement Plans of $413 during the three months ended March 31, 2006 and from Retail of $350 during the three months ended September 30, 2006.

[2]	Mutual fund assets under management include transfers from Retirement Plans of $178 during the three months ended March 31, 2006.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income was flat for the three months ended and increased for the nine months ended September 30, 2006 compared to the respective prior year periods. The income for the nine months ended September 30, 2006 was primarily driven by earnings in institutional investment products (“IIP”), while private placement life insurance (“PPLI”) net income was relatively flat. A more expanded discussion of earnings growth can be found below.
•	Total revenues increased in IIP as a result of higher assets under management, driven by positive net flows of $2.0 billion during the past four quarters. Net flows for IIP were strong primarily as a result of the Company’s funding agreement backed Investor Notes program. Investor Notes sales for the four quarters ended September 30, 2006 were $1.3 billion.
•	General account spread is the main driver of net income for IIP. Spread income declined for the three months ended September 30, 2006 compared to the respective prior period as a result of investment income. For the three months ended September 30, 2006 and 2005, income related to partnership investments was $2 and $3 after-tax, respectively. An increase in spread income for the nine months ended September 30, 2006 compared to the respective prior period was driven by higher assets under management noted above along with favorable investment results. For the nine months ended September 30, 2006 and 2005, income related to partnership investments was $9 and $4 after-tax, respectively.
•	IIP had less favorable mortality experience on structured settlement and terminal funding contracts for both the three months and nine months ended September 30, 2006 compared to the respective prior period.
•	For the nine months ended September 30, 2006, earned premiums increased as a result of two large terminal funding cases that were sold during the period. This increase in earned premiums was offset by a corresponding increase in benefits, claims and claim adjustment expenses.

INDIVIDUAL LIFE

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$200	$207	(3%)	$610	$593	3%
Earned premiums	(11)	(8)	(38%)	(36)	(23)	(57%)
Net investment income	81	77	5%	240	226	6%
Net realized capital gains	1	2	(50%)	3	3	—

Total revenues	271	278	(3%)	817	799	2%
Benefits, claims and claim adjustment expenses	124	112	11%	375	352	7%
Insurance operating costs and other expenses	44	43	2%	132	125	6%
Amortization of deferred policy acquisition costs and present value of future profits	38	59	(36%)	110	144	(24%)

Total benefits, claims and expenses	206	214	(4%)	617	621	(1%)

Income before income taxes	65	64	2%	200	178	12%
Income tax expense	19	19	—	61	55	11%

Net income	$46	$45	2%	$139	$123	13%

Account Values

Variable universal life insurance				$6,242	$5,700	10%
Universal life/interest sensitive whole life				3,932	3,599	9%
Modified guaranteed life and other				703	716	(2%)

Total account values				$10,877	$10,015	9%

Life Insurance Inforce
Variable universal life insurance				$73,126	$70,569	4%
Universal life/interest sensitive whole life				44,069	40,694	8%
Modified guaranteed life and other				42,815	36,015	19%

Total life insurance inforce				$160,010	$147,278	9%

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income increased for the three months ended September 30, 2006 due primarily to growth in life insurance inforce and account values, partially offset by unusually favorable mortality in the third quarter of 2005. Net income increased for the nine months ended September 30, 2006 due primarily to growth in life insurance inforce and account values, and revisions to net DAC amortization of $7 after-tax, partially offset by less favorable mortality experience. The following factors contributed to the earnings results:
•	Cost of insurance charges, the largest component of fee income, increased $7 and $22 for the three and nine months ended September 30, 2006, driven by growth in the variable universal, universal, and interest-sensitive whole life insurance inforce. Variable fee income increased, consistent with the growth in the variable universal life insurance account value. Other fee income, another component of total fee income, decreased $15 and $10 for the three and nine months ended September 30, 2006, due primarily to lower amortization of deferred revenues consistent with the mix of products and the level and mix of product profitability. In total, fee income decreased for the three months ended and increased for the nine months ended September 30, 2006.
•	Amortization of DAC decreased for the three and nine months ended September 30, 2006, which includes $13 of revisions (reflected in the first half of 2006) to estimates made at December 31, 2005 and March 31, 2006. Excluding these revisions, the amortization of DAC decreased $21 for both the three and nine months ended September 30, 2006, consistent with the mix of products and the level and mix of product profitability.
•	Net investment income increased primarily due to increased general account assets from sales growth.
•	Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums for the three and nine months ended September 30, 2006.
•	Benefits, claims and claim adjustment expenses increased $12 and $23 for the three and nine months ended September 30, 2006 respectively, consistent with the growth in account values and life insurance inforce, and also reflect favorable mortality experience in the third quarter of 2005, the lowest level of mortality since fourth quarter 2003.

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Earned premiums and other	$1,032	$950	9%	$3,092	$2,846	9%
Net investment income	106	99	7%	310	297	4%
Net realized capital losses	(1)	—	—	(4)	—	—

Total revenues	1,137	1,049	8%	3,398	3,143	8%
Benefits, claims and claim adjustment expenses	745	688	8%	2,252	2,106	7%
Insurance operating costs and other expenses	281	258	9%	819	752	9%
Amortization of deferred policy acquisition costs	10	8	25%	30	22	36%

Total benefits, claims and expenses	1,036	954	9%	3,101	2,880	8%

Income before income taxes	101	95	6%	297	263	13%
Income tax expense	27	27	—	81	72	13%

Net income	$74	$68	9%	$216	$191	13%

Earned premiums and other

Fully insured – ongoing premiums	$1,022	$940	9%	$3,059	$2,792	10%
Buyout premiums	—	1	(100%)	5	26	(81%)
Other	10	9	11%	28	28	—

Total earned premiums and other	$1,032	$950	9%	$3,092	$2,846	9%

Group Benefits has a block of financial institution business that is experience rated. Under the terms of this business, the loss experience will inversely affect the commission expenses incurred.
Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income increased for the three and nine months ended September 30, 2006, primarily due to higher earned premiums and a lower expense ratio excluding the financial institution business. The results for the three and nine months ended September 30, 2005 included a $4 after-tax provision for Hurricane Katrina. The following factors contributed to the earnings increase:
•	Earned premiums increased driven by year-to-date sales (excluding buyouts) growth of 17%, particularly in group life insurance.
•	The loss ratio (defined as benefits, claims and claim adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was 72.2% for the three months ended September 30, 2006, down from 72.4% in the prior year period. For the nine months ended September 30, 2006, the loss ratio was 72.8%, down from 73.8% in the prior year period. Excluding financial institutions, the loss ratio was 77.5% for the three months ended September 30, 2006 as compared to 77.1% in the prior year period. For the nine months ended September 30, 2006, the loss ratio excluding financial institutions was 77.8% as compared to 77.7% in the prior year period.
•	The expense ratio was 28.2% for the three months ended September 30, 2006 as compared to 28.0% in the prior year period. For the nine months ended September 30, 2006, the expense ratio was 27.5% compared to 27.4% in the prior year period. Excluding financial institutions, the expense ratio for the three months ended September 30, 2006 was 22.9%, down from 23.8% in the prior year period. For the nine months ended September 30, 2006, the expense ratio excluding financial institutions was 22.6% as compared to 23.9% for the prior year period. The decline in expense ratio excluding financial institutions for both the three and nine month periods ended September 30, 2006 was due to growth in premiums outpacing growth in expenses.

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$181	$129	40%	$519	$329	58%
Earned premiums	(3)	—	NM	(6)	—	NM
Net investment income	32	19	68%	91	49	86%
Net realized capital losses	(16)	(7)	(129%)	(46)	(22)	(109%)

Total revenues	194	141	38%	558	356	57%
Benefits, claims and claim adjustment expenses	11	12	8%	35	32	9%
Insurance operating costs and other expenses	55	43	28%	149	121	23%
Amortization of deferred policy acquisition costs	54	42	29%	151	105	44%

Total benefits, claims and expenses	120	97	24%	335	258	30%

Income before income taxes	74	44	68%	223	98	128%
Income tax expense	27	16	69%	78	35	123%

Net income	$47	$28	68%	$145	$63	130%

Assets Under Management

Japan variable annuity assets under management				$28,265	$21,892	29%
Japan MVA fixed annuity assets under management				1,676	1,407	19%

Total assets under management				$29,941	$23,299	29%

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income in International increased for the three and nine months ended September 30, 2006, principally driven by higher fee income in Japan, which was derived from an increase in assets under management. A more expanded discussion of earnings growth can be found below:
•	Fee income increased $52 or 40%, and $190 or 58%, for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, Japan’s variable annuity assets under management were $28.3 billion, a 29% increase from the prior year period. The increase in assets under management was driven by positive net flows of $5.4 billion and market appreciation of $1.9 billion, partially offset by ($922) of foreign currency exchange over the past four quarters. The amount of variable annuity sales has declined for the three and nine months ended September 30, 2006, by 58% and 44%, respectively, compared to the prior year periods primarily due to increased competition and changes in key distribution relationships.
•	Also contributing to the higher fee income was increased surrender activity as customers surrendered policies in order to take advantage of significant appreciation in their account balances. For the three and nine months ended September 30, 2006, surrender fees increased by $2 and $20, respectively, from the prior year periods.
•	The increase in fixed annuity assets under management can be attributed to positive net flows of $305 over the past four quarters.
•	Further contributing to higher net income in the three and nine months ended September 30, 2006 was a cumulative benefit of $2 and $6, respectively, due to a change in the effective tax rate on Japan earnings resulting from a change in management’s intent under APB 23. For a further discussion of this change, see Note 1 of Notes to Condensed Consolidated Financial Statements and Other section of Management’s Discussion and Analysis.
Partially offsetting the positive earnings drivers discussed above were the following items:
•	DAC amortization was higher due to higher actual gross profits consistent with growth in the Japan operation.
•	Insurance operating costs and other expenses increased for the three and nine months ended September 30, 2006 by 28% and 23%, respectively. These increases are due to higher maintenance costs and asset-based commissions resulting from the growth in the Japan operation.

OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2006	2005	Change	2006	2005	Change

Fee income	$15	$21	(29%)	$59	$62	(5%)
Net investment income
Securities available-for-sale and other	37	62	(40%)	108	140	(23%)
Equity securities held for trading	1,185	1,500	(21%)	669	2,024	(67%)

Total net investment income	1,222	1,562	(22%)	777	2,164	(64%)
Net realized capital (losses) gains	28	(21)	NM	(219)	73	NM

Total revenues	1,265	1,562	(19%)	617	2,299	(73%)
Benefits, claims and claim adjustment expenses	1,225	1,539	(20%)	785	2,229	(65%)
Insurance operating costs and other expenses	24	51	(53%)	50	148	(66%)
Amortization of deferred policy acquisition costs	(7)	11	NM	(29)	30	NM

Total benefits, claims and expenses	1,242	1,601	(22%)	806	2,407	(67%)

Loss before income taxes	23	(39)	NM	(189)	(108)	(75%)
Income tax expense (benefit)	5	(15)	NM	(68)	(38)	(79%)

Net income (loss)	$18	$(24)	NM	$(121)	$(70)	(73%)

Three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005
Net income changed due to the following factors:
•	Net realized capital gains occurred in the third quarter of 2006 compared to net realized capital losses in the prior year period due to realized gains from the Japan fixed annuity contract hedges due to movements in interest rates and net realized gains on GMWB derivatives, primarily driven by net changes in policyholder behavior assumptions made in the third quarter, partially offset by losses on non-qualifying derivatives due to rising interest rates in 2006 and other than temporary impairments. Net realized capital losses occurred in the first nine months of 2006 compared to net realized capital gains in the prior year period due to increased other-than-temporary impairments (see the Other-Than-Temporary Impairments discussion within Investment Results for more information on the increase in impairments), realized losses associated with GMWB derivatives, primarily driven by liability modeling refinements and assumption updates reflecting in-force demographics, losses on non-qualifying derivatives and net losses on sales of investments, both due to rising interest rates in 2006.

•	During the first quarter of 2006 and 2005, the Company recorded a $7 after-tax reserve and a $66 after-tax reserve, respectively for regulatory investigations.

•	During the first quarter of 2006, the Company achieved favorable settlements in several cases brought against the Company by policyholders regarding their purchase of broad-based leveraged corporate owned life insurance (“leveraged COLI”) policies in the early to mid-1990s. The Company ceased offering this product in 1996. Based on the favorable outcome of these cases, together with the Company’s current assessment of the few remaining leveraged COLI cases, the Company reduced its estimate of the ultimate cost of these cases during the three months ended March 31, 2006. This reserve reduction, recorded in insurance operating costs and other expenses, resulted in an after-tax benefit of $34 in the three months ended March 31, 2006.

•	Also contributing to the insurance operating costs and other expenses decreases for the three and nine months ended September 30, 2006 was a lower level of dividends to leveraged COLI policyholders.

•	During the second quarter of 2006, the Company concluded that it no longer met the indefinite reversal criteria of APB Opinion No. 23 with respect to undistributed earnings associated with Hartford Life K.K. The impact in Other, due to losses on Japan activities reported in Other, was a tax benefit of $2 and $0 for the three and nine months ended September 30, 2006, respectively.

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
Return on general account invested assets is an important element of Hartford Life’s financial results. Significant fluctuations in the fixed income or equity markets could weaken the Company’s financial condition or its results of operations. Additionally, changes in market interest rates may impact the period of time over which certain investments, such as mortgage-backed securities (“MBS”), are repaid and whether certain investments are called by the issuers. Such changes may, in turn, impact the yield on these investments and also may result in re-investment of funds received from calls and prepayments at rates below the average portfolio yield. Net investment income and net realized capital gains and losses accounted for approximately 47% and 52% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net investment income and net realized capital gains and losses accounted for approximately 29% and 42%, respectively, of the Company’s consolidated revenues. The decrease in the percentage of consolidated revenues for the three and nine months ended September 30, 2006, as compared to the prior year periods, is primarily due to lower net investment income on equity securities held for trading.
Fluctuations in interest rates affect the Company’s return on, and the fair value of, fixed maturity investments, which comprised approximately 60% and 64% of the fair value of its invested assets as of September 30, 2006, and December 31, 2005, respectively. Other events beyond the Company’s control could also adversely impact the fair value of these investments. Specifically, a downgrade of an issuer’s credit rating or default of payment by an issuer could reduce the Company’s investment return.
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
The following table identifies The Company’s invested assets by type as of September 30, 2006, and December 31, 2005.
Composition of Invested Assets

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Fixed maturities, available-for-sale, at fair value	$51,909	60.3%	$50,812	63.7%
Equity securities, available-for-sale, at fair value	771	0.9%	800	1.0%
Equity securities held for trading, at fair value	27,863	32.4%	24,034	30.1%
Policy loans, at outstanding balance	2,057	2.4%	2,016	2.5%
Mortgage loans, at amortized cost	2,451	2.9%	1,513	1.9%
Limited partnerships, at fair value	679	0.8%	431	0.6%
Other investments	241	0.3%	178	0.2%

Total investments	$85,971	100.0%	$79,784	100.0%

Fixed maturity investments increased approximately $1.1 billion, or 2%, since December 31, 2005, primarily due to positive operating cash flows and product sales, partially offset by an increase in interest rates. Equity securities held for trading increased $3.8 billion, or 16%, since December 31, 2005, due to positive cash flows primarily generated from sales and deposits related to variable annuity products sold in Japan as well as an increase in the value of the underlying investment funds supporting the Japanese variable annuity product. Mortgage loans and limited partnerships increased $938, or 62%, and $248, or 58%, respectively, since December 31, 2005, as a result of a decision to increase the Company’s investment in these asset classes primarily due to their attractive returns and diversification opportunities. The majority of the increase in the Company’s limited partnerships was driven by direct investments in hedge funds as well as hedge fund of funds investments. These hedge funds employ various investment strategies in both domestic and international markets.

Investment Results
The following table summarizes the Company’s investment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Net Investment Income
Net investment income – excluding equity securities held for trading and policy loans	$765	$735	$2,253	$2,125
Equity securities held for trading [1]	1,185	1,500	669	2,024
Policy loan income	37	36	106	108

Total net investment income	$1,987	$2,271	$3,028	$4,257
Yield on average invested assets [2]	5.8%	5.8%	5.7%	5.7%

Net Realized Capital Gains (Losses)
Gross gains on sale	$61	$89	$150	$310
Gross losses on sale	(66)	(72)	(207)	(204)
Impairments
Credit related	(3)	(12)	(3)	(17)
Other [3]	(14)	(4)	(66)	(5)

Total impairments	(17)	(16)	(69)	(22)
Japanese fixed annuity contract hedges, net [4]	38	(32)	(20)	(36)
Periodic net coupon settlements on credit derivatives/Japan	(12)	(8)	(34)	(21)
GMWB derivatives, net	9	(1)	(26)	7
Other, net [5]	(2)	14	(59)	23

Net realized capital gains (losses), before-tax	$11	$(26)	$(265)	$57

[1]	Represents the change in value of equity securities held for trading.

[2]	Represents annualized net investment income (excluding equity securities held for trading) divided by the monthly weighted average invested assets primarily at cost or amortized cost, as applicable, excluding equity securities held for trading, collateral received associated with the securities lending program and reverse repurchase agreements as well as consolidated variable interest entity minority interests.

[3]	Primarily relates to fixed maturity impairments for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow for a recovery to amortized cost. These impairments do not relate to security issuers for which the Company has current concerns regarding their ability to pay future interest and principal amounts based upon the securities’ contractual terms.

[4]	Relates to the Japanese fixed annuity product (product and related derivative hedging instruments excluding periodic net coupon settlements).

[5]	Primarily consists of changes in fair value on non-qualifying derivatives, changes in fair value of certain derivatives in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.
For the three and nine months ended September 30, 2006, net investment income, excluding equity securities held for trading, and policy loans increased $30, or 4%, and $128, or 6%, compared to the prior year periods. The increases in net investment income were primarily due to income earned on a higher average invested assets base partially offset by lower partnership income for the three months ended September 30, 2006. The increase in the average invested assets base, as compared to the prior year, was primarily due to positive operating cash flows, investment contract sales such as retail and institutional notes, and universal life-type product sales such as the individual fixed annuity products sold in Japan. The lower partnership income for the three months ended September 30, 2006, in comparison to the prior year period, was primarily driven by certain of the Company’s partnerships writing down the values of their underlying investments in the current quarter of 2006 while in the prior year period certain partnerships reported higher market values resulting from the liquidation of their underlying investments. Included in these write-downs for the three and nine months ended September 30, 2006, was a loss of $3, before-tax, related to an indirect investment in a hedge fund that realized substantial losses on natural gas investments in September 2006.
Net investment income on equity securities held for trading for the three and nine months ended September 30, 2006, was primarily generated by an increase in the value of the underlying investment funds supporting the Japanese variable annuity product. For the three months ended September 30, 2006, this increase was partially offset by a decline in the value of the Yen in comparison to the U.S. dollar. Net investment income on equity securities held for trading for the three and nine months ended September 30, 2005, was primarily generated by positive performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by foreign currency depreciation in comparison to the U.S. dollar. The change in net investment income as compared to the prior year period is primarily due to the performance of the underlying funds as well as changes in foreign currency exchange rates.
For the three months ended September 30, 2006, the yield on average invested assets remained flat compared to the prior year period. An increase in the yield on fixed maturities due to higher rates on both variable and fixed rate securities was offset by lower partnership income.
During the three months ended September 30, 2006, the significant components of net realized capital gains and losses included other-than-temporary impairments, net gains associated with the Japanese fixed annuity contract hedges and net gains associated with the

GMWB derivatives. During the nine months ended September 30, 2006, the significant components of net realized capital gains and losses included net losses on sales of fixed maturity securities, other-than-temporary impairments, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements, losses associated with GMWB derivatives and losses in Other, net which primarily relate to changes in market value of non-qualifying derivatives due to changes in interest rates and foreign currency exchange rates. The circumstances giving rise to these components are as follows:
•	The net losses on fixed maturity sales for the three and nine months ended September 30, 2006, were primarily the result of rising interest rates from the date of security purchase and, to a lesser extent, credit spread widening on certain issuers that were sold. For further discussion of gross gains and losses, see below.
•	See the Other-Than-Temporary Impairments section that follows for information on impairment losses.
•	The Japanese fixed annuity contract hedges, net amount consists of the foreign currency transaction remeasurements associated with the Yen denominated fixed annuity contracts offered in Japan and the corresponding offsetting cross currency swaps. Although the Japanese fixed annuity contracts are economically hedged, the net realized capital gains and losses result from the mixed attribute accounting model, which requires fixed annuity liabilities to be recorded at cost and remeasured only for foreign currency exchange rates but the associated derivatives to be reported at fair value. The net realized capital gains for the three months ended September 30, 2006, resulted primarily from a decline in Japanese interest rates and the net realized capital losses for the nine months ended September 30, 2006, resulted primarily from rising Japanese interest rates.
•	The periodic net coupon settlements on credit derivatives and the Japan fixed annuity cross currency swaps includes the net periodic income/expense or coupon associated with the swap contracts. The net loss for the three and nine months ended September 30, 2006, is primarily associated with the Japan fixed annuity cross currency swaps and resulted from the interest rate differential between U.S. and Japanese interest rates.
•	The gains for the three months ended September 30, 2006, associated with the GMWB derivatives, were primarily driven by net changes in policyholder behavior assumptions made in the third quarter of 2006. The losses for the nine months ended September 30, 2006, associated with the GMWB derivatives were primarily driven by liability model refinements and assumption updates reflecting in-force demographics.
Gross gains on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in U.S. government, corporate and foreign government securities. Certain sales were made to reposition the portfolio to a shorter duration due to the flatness of the yield curve and the lack of market compensation for longer duration assets. Also, certain sales were made as the Company continues to reposition the portfolio to higher quality fixed maturity investments and increase investments in mortgage loans and limited partnerships. The gains on sales were primarily the result of changes in interest rates from the date of security purchase.
Gross losses on sales for the three and nine months ended September 30, 2006, were primarily within fixed maturities and were concentrated in the corporate and commercial mortgage-backed securities (“CMBS”) sectors with no single security sold at a loss in excess of $4 and $5, respectively, and an average loss as a percentage of the fixed maturity’s amortized cost of less than 4% and 3%, respectively, which, under the Company’s impairment policy was deemed to be depressed only to a minor extent.
For the three and nine months ended September 30, 2005, net realized capital losses and gains, respectively, were primarily comprised of net gains on sales of fixed maturity securities, losses associated with the Japanese fixed annuity contract hedges including the periodic net coupon settlements and other-than-temporary impairments.
Gross gains on sales for the three and nine months ended September 30, 2005, were primarily within fixed maturities and included corporate and foreign government securities. In addition, gross gains on sales for the nine months ended September 30, 2005, included gains from sales of CMBS. Corporate securities were sold primarily to reduce the Company’s exposure to certain lower credit quality issuers. The sale proceeds were primarily reinvested into higher credit quality securities. The gains on sales of corporate securities were primarily the result of credit spread tightening since the date of purchase. Foreign securities were sold primarily to reduce the foreign currency exposure in the portfolio due to the expected near term volatility in foreign exchange rates and to capture gains resulting from credit spread tightening since the date of purchase. The CMBS sales resulted from a decision to divest securities that were backed by a single asset due to the then scheduled expiration of the Terrorism Risk Insurance Act at the end of 2005, which was subsequently extended, in modified form, through the Terrorism Risk Insurance Act of 2005, through the end of 2007. Gains on these sales were realized as a result of an improved credit environment and interest rate declines from the date of security purchase.
Gross losses on sales for the three and nine months ended September 30, 2005, were primarily within the corporate sector. Gross losses on sales for the nine months ended September 30, 2005, included $27 of losses on sales of securities related to a major automotive manufacturer, that primarily occurred during the second quarter. Sales related to actions taken to reduce issuer exposure in light of a downward adjustment in earnings and cash flow guidance primarily due to sluggish sales, rising employee and retiree benefit costs and an increased debt service interest burden, and to reposition the portfolio into higher quality securities. For the three and nine months ended September 30, 2005, excluding sales related to the automotive manufacturer noted above, there was no single security sold at a loss in excess of $3 and $6, respectively, and the average loss as a percentage of the fixed maturity’s amortized cost was less than 2%, which under the Company’s impairment policy were deemed to be depressed only to a minor extent.
Other-Than-Temporary Impairments
The following table identifies the Company’s other-than-temporary impairments by type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(before-tax)	2006	2005	2006	2005

Asset-backed securities (“ABS”)	$3	$1	$3	$2
CMBS	—	—	1	—
Corporate
Basic industry	4	3	13	5
Capital goods	—	—	6	—
Consumer cyclical	2	—	13	1
Consumer non-cyclical	2	4	9	4
Energy	—	—	5	—
Technology and communications	6	—	13	2
Utilities	—	—	4	—

Total Corporate	14	7	63	12
Equity	—	8	2	8

Total other-than-temporary impairments	$17	$16	$69	$22

For the three and nine months ended September 30, 2006, other-than-temporary impairments were primarily recorded on corporate fixed maturities and ABS. The other-than-temporary impairments recorded on corporate fixed maturities primarily related to securities that had declined in value and for which the Company was uncertain of its intent to retain the investment for a period of time sufficient to allow recovery to cost or amortized cost. These impairments do not relate to security issuers for which the Company currently has concerns regarding the ability to pay future interest and principal amounts based upon the securities’ contractual terms. Prior to the other-than-temporary impairments, for the three and nine months ended September 30, 2006, these securities had an average market value as a percentage of amortized cost of 85%. The ABS other-than-temporary impairment related to one aircraft lease receivable security and was recorded based upon the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairments on Purchased and Retained Beneficial Interests in Securitized Financial Assets” due to a significant and continued decline in market price. However, the Company expects to recover principal and interest substantially greater than what the market price indicates.
During the three and nine months ended September 30, 2005, other-than-temporary impairments were recorded on certain corporate fixed maturities that had declined in value and for which the Company was uncertain of its intent and ability to retain the investment for a period of time sufficient to allow recovery to amortized cost. Other-than-temporary impairments recorded on equity securities primarily related to variable rate perpetual preferred securities issued by one financial services company. These securities had sustained a decline in market value for an extended period of time as a result of issuer credit spread widening. Other-than-temporary impairments recorded on ABS primarily related to deterioration of the underlying collateral supporting the securities.
The increase in impairments during the three and nine months ended September 30, 2006, as compared to the respective prior year periods, is primarily due to an increase in interest rates from the date of security purchase as well as the decline in market value of certain issuers that may be adversely impacted by recapitalizations, pushing the Company’s interests lower in the repayment priority (e.g., leveraged buy-outs) or issuers using capital that would not benefit the company’s debt holders’ position (e.g., share repurchase programs). Future other-than-temporary impairment levels will depend primarily on economic fundamentals, political stability, issuer and/or collateral performance and future movements in interest rates. If interest rates increase during the fourth quarter of 2006 or credit spreads widen, other-than-temporary impairments for the full year of 2006 will most likely be higher than the nine months ended September 30, 2006.
For further discussion of risk factors associated with portfolio sectors with significant unrealized loss positions, see the risk factor commentary under the Fixed Maturities by Type table in the Investment Credit Risk section that follows.
Variable Interest Entities
In May 2006, the Company purchased a majority interest in a newly established floating rate bank loan fund (the “Fund”). The Fund was sponsored by HIMCO, who will also serve as the investment manager for this Fund. As of September 30, 2006, total assets in the Fund were approximately $122. The Company’s investment in the Fund as of September 30, 2006, was $70 with the remaining interest owned by a related party.
As the majority interest holder, the Company is required to consolidate this Fund under the requirements of the FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”).

Accordingly, the assets and liabilities of the Fund are included in the Company’s consolidated financial statements. As of September 30, 2006, the Company recorded in the condensed consolidated balance sheet $122 of primarily fixed maturities (including its own investment in the Fund) and $52 of other liabilities representing affiliates’ investments in the Fund.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholder’s equity other than certain U.S. government and government agencies. For further discussion, see the Investment Credit Risk section of the MD&A in Hartford Life’s 2005 Form 10-K Annual Report for a description of the Company’s objectives, policies and strategies, including the use of derivative instruments.
The following table identifies fixed maturity securities by type as of September 30, 2006, and December 31, 2005.
Fixed Maturities by Type

	September 30, 2006					December 31, 2005
					Percent					Percent
					of Total					of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value

ABS	$6,580	$49	$(55)	$6,574	12.7%	$6,819	$48	$(75)	$6,792	13.4%
CMBS	10,563	175	(78)	10,660	20.5%	9,289	175	(97)	9,367	18.4%
Collateralized mortgage obligations (“CMOs”)	1,004	12	(6)	1,010	1.9%	864	3	(5)	862	1.7%
Corporate
Basic industry	1,974	62	(19)	2,017	3.9%	2,296	87	(36)	2,347	4.6%
Capital goods	1,793	91	(14)	1,870	3.6%	1,701	91	(18)	1,774	3.5%
Consumer cyclical	2,238	70	(32)	2,276	4.4%	2,186	71	(37)	2,220	4.4%
Consumer non-cyclical	2,311	78	(28)	2,361	4.5%	2,294	124	(24)	2,394	4.7%
Energy	1,125	67	(9)	1,183	2.3%	1,068	104	(7)	1,165	2.3%
Financial services	7,358	248	(58)	7,548	14.4%	6,768	302	(54)	7,016	13.8%
Technology and communications	2,886	152	(33)	3,005	5.8%	2,982	193	(32)	3,143	6.2%
Transportation	645	19	(8)	656	1.3%	638	29	(6)	661	1.3%
Utilities	2,897	146	(40)	3,003	5.8%	2,804	154	(30)	2,928	5.7%
Other	1,274	30	(17)	1,287	2.5%	1,156	23	(15)	1,164	2.3%
Government/Government agencies
Foreign	467	25	(4)	488	0.9%	719	50	(4)	765	1.5%
United States	1,006	11	(6)	1,011	2.0%	630	24	(5)	649	1.3%
MBS	2,004	4	(39)	1,969	3.8%	2,794	6	(43)	2,757	5.4%
Municipal
Taxable	1,055	26	(14)	1,067	2.1%	948	47	(4)	991	2.0%
Tax-exempt	2,317	160	(1)	2,476	4.8%	2,308	163	(5)	2,466	4.9%
Redeemable preferred stock	15	1	—	16	—	17	—	—	17	—
Short-term	1,432	—	—	1,432	2.8%	1,334	—	—	1,334	2.6%

Total fixed maturities	$50,944	$1,426	$(461)	$51,909	100.0%	$49,615	$1,694	$(497)	$50,812	100.0%

The Company’s fixed maturity portfolio gross unrealized gains and losses as of September 30, 2006, in comparison to December 31, 2005, were primarily impacted by changes in interest rates, asset sales and other-than-temporary impairments. The Company’s fixed maturity gross unrealized gains decreased $268 from December 31, 2005 to September 30, 2006, primarily due to an increase in interest rates. The Company’s fixed maturity gross unrealized losses decreased $36 from December 31, 2005 to September 30, 2006, primarily due to other-than-temporary impairments offset in part by an increase in interest rates. Gross unrealized gains and losses as of September 30, 2006, were also reduced by securities sold in a gain or loss position, respectively.

The sectors with the most significant concentration of unrealized losses were CMBS and corporate fixed maturities most significantly within the financial services sector. Also, ABS supported by aircraft lease receivables, although improving, continues to be a sector within the Company’s portfolios that contains the most significant concentration of credit risk. The Company’s current view of risk factors relative to these fixed maturity types is as follows:
CMBS — As of September 30, 2006, the Company held approximately 670 different securities that were in an unrealized loss position. The unrealized loss was primarily the result of an increase in interest rates from the security’s purchase date. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2006. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
Financial services — As of September 30, 2006, the Company held approximately 330 different securities in the financial services sector that were in an unrealized loss position. Substantially all of these securities are investment grade securities priced at, or greater than, 90% of amortized cost as of September 30, 2006. These positions are a mixture of fixed and variable rate securities with extended maturity dates, which have been adversely impacted by changes in interest rates after the purchase date. Additional changes in fair value of these securities are primarily dependent on future changes in interest rates.
ABS — As of September 30, 2006, $33 of the Company’s total unrealized losses in asset backed securities is secured by leases to airlines primarily outside of the United States. Based on the current and expected future collateral values of the underlying aircraft, a recent improvement in lease rates and an overall increase in worldwide travel, the Company expects to recover the full amortized cost of these investments. However, future price recovery will depend on continued improvement in economic fundamentals, political stability, airline operating performance and collateral value.
For further discussion of risk factors associated with securities with significant unrealized loss positions, see the Investment Credit Risk section of the MD&A in Hartford Life’s 2005 Form 10-K Annual Report.
Investment sector allocations as a percentage of total fixed maturities have not significantly changed since December 31, 2005, with the exception of CMBS and MBS. During the nine months ended September 30, 2006, the Company increased its allocation to CMBS due to the securities’ attractive spread levels and underlying asset diversification and quality. The decrease in MBS, as of September 30, 2006, in comparison to December 31, 2005, is primarily related to an increase in dollar-roll activity. MBS dollar-roll transactions involve the sale and simultaneous agreement to repurchase a pool of underlying mortgage-backed securities at a future date. The forward purchase agreement is accounted for as a derivative until the repurchase of the MBS is settled and accordingly the dollar-rolled securities are not included in the Consolidated Fixed Maturities by Type table above.
As of September 30, 2006, 28% of the fixed maturities were invested in private placement securities, including 19% in Rule 144A offerings to qualified institutional buyers. Private placement securities are generally less liquid than public securities. Most of the private placement securities are rated by nationally recognized ratings agencies.
At the September 2006 Federal Open Market Committee (“FOMC”) meeting, the Federal Reserve maintained the target federal funds rate at 5.25%, a 100 basis point increase from year-end 2005 levels. Recent indicators suggest that economic growth is moderating from its quite strong pace earlier this year although readings on core inflation have been elevated in recent months. While the Federal Reserve continues to express concern over inflation, the chairman has indicated that inflation pressures seem likely to moderate over time, noting that energy prices have fallen and the lagged effects of monetary policy and other factors are restraining aggregate demand. The extent and timing of future rate increases or decreases will depend on forthcoming economic data related to inflation and economic growth. The risk of inflation could increase if energy and commodity prices rise, productivity growth slows, U.S. budget or trade deficits continue to rise or the U.S. dollar significantly depreciates in comparison to foreign currencies. Increases in future interest rates may result in lower fixed maturity valuations.
CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company’s operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
Market Risk
Hartford Life is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, market indices or foreign currency exchange rates. The Company analyzes interest rate risk using various models including parametric models that forecast cash flows of the liabilities and the supporting investments, including derivative instruments under various market scenarios. (For further discussion of market risk, see the Capital Markets Risk Management section of MD&A in Hartford Life’s 2005 Form 10-K Annual Report.) There have been no material changes in market risk exposures from December 31,2005.

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
In addition, prolonged declines in one or more equity markets may also decrease the Company’s expectations of future gross profits in one or more product lines, which are utilized to determine the amount of DAC to be amortized in reporting product profitability in a given financial statement period. A significant decrease in the Company’s future estimated gross profits would require the Company to accelerate the amount of DAC amortization in a given period, which could potentially cause a material adverse deviation in that period’s net income. Although an acceleration of DAC amortization would have a negative effect on the Company’s earnings, it would not affect the Company’s cash flow or liquidity position.
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
The accounting for various benefit guarantees offered with variable annuity contracts can be significantly different. Those accounted for under SFAS No. 133 (such as GMWBs) are subject to significant fluctuation in value, which is reflected in net income, due to changes in interest rates, equity markets and equity market volatility as use of those capital market rates are required in determining the liability’s fair value at each reporting date. Benefit guarantee liabilities accounted for under SOP 03-1 (such as GMIBs and GMDBs) may also change in value; however, absent an unlocking event, the change in value is not immediately reflected in net income. Under

SOP 03-1, the income statement reflects the current period increase in the liability due to the deferral of a percentage of current period revenues. The percentage is determined by dividing the present value of claims by the present value of revenues using best estimate assumptions over a range of market scenarios. Current period revenues are impacted by actual increases or decreases in account value. Claims recorded against the liability have no immediate impact on the income statement unless those claims exceed the liability. As a result of these significant accounting differences the liability for guarantees recorded under SOP 03-1 may be significantly different if it was recorded under SFAS No. 133 and vice versa. In addition, the conditions in the capital markets in Japan vs. those in the U.S. are sufficiently different that if the Company’s GMWB product currently offered in the U.S. were offered in Japan, the capital market conditions in Japan would have a significant impact on the valuation of the GMWB, irrespective of the accounting model. The same would hold true if the Company’s GMIB product currently offered in Japan were to be offered in the U.S. Capital market conditions in the U.S. would have a significant impact on the valuation of the GMIB. Many benefit guarantees meet the definition of an embedded derivative, under SFAS No. 133 (GMWB), and as such are recorded at fair value with changes in fair value recorded in net income. However, certain contract features that define how the contract holder can access the value of the guaranteed benefit change the accounting from SFAS No. 133 to SOP 03-1. For contracts where the contract holder can only obtain the value of the guaranteed benefit upon the occurrence of an insurable event such as death (GMDB) or by making a significant initial net investment (GMIB), such as when one invests in an annuity, the accounting for the benefit is prescribed by SOP 03-1.
In the U.S., the Company sells variable annuity contracts that offer various guaranteed death benefits. The Company maintains a liability, under SOP 03-1, for the death benefit costs of $166, as of September 30, 2006. Declines in the equity market may increase the Company’s net exposure to death benefits under these contracts. The majority of the contracts with the guaranteed death benefit feature are sold by the Retail Products Group segment. For certain guaranteed death benefits, Hartford Life pays the greater of (1) the account value at death, (2) the sum of all premium payments less prior withdrawals; or (3) the maximum anniversary value of the contract, plus any premium payments since the contract anniversary, minus any withdrawals following the contract anniversary. For certain guaranteed death benefits sold with variable annuity contracts beginning in June 2003, the Company pays the greater of (1) the account value at death; or (2) the maximum anniversary value; not to exceed the account value plus the greater of (a) 25% of premium payments, or (b) 25% of the maximum anniversary value of the contract. The Company currently reinsures a significant portion of these death benefit guarantees associated with its in-force block of business. Under certain of these reinsurance agreements, the reinsurers exposure is subject to an annual cap.
The Company’s total gross exposure (i.e. before reinsurance) to these guaranteed death benefits as of September 30, 2006 is $5.6 billion. Due to the fact that 82% of this amount is reinsured, the Company’s net exposure is $1 billion. This amount is often referred to as the retained net amount at risk. However, the Company will incur these guaranteed death benefit payments in the future only if the policyholder has an in-the-money guaranteed death benefit at their time of death.
In Japan, the Company offers certain variable annuity products with both a guaranteed death benefit and a guaranteed income benefit. The Company maintains a liability for these death and income benefits, under SOP 03-1, of $73 as of September 30, 2006. Declines in equity markets as well as a strengthening of the Japanese Yen in comparison to the U.S. dollar may increase the Company’s exposure to these guaranteed benefits. This increased exposure may be significant in extreme market scenarios. For the guaranteed death benefits, the Company pays the greater of account value at death or a guaranteed death benefit which, depending on the contract, may be based upon the premium paid and/or the maximum anniversary value established no later than age 80, as adjusted for withdrawals under the terms of the contract. The guaranteed income benefit guarantees to return the contract holder’s initial investment, adjusted for any earnings or liquidity withdrawals, through periodic payments that commence at the end of a minimum deferral period of 10, 15 or 20 years as elected by the contract holder.
Effective April 1, 2006, the Company entered into an indemnity reinsurance agreement with an unrelated party. Under this agreement, the reinsurer will reimburse the Company for death benefit claims, up to an annual cap, incurred for certain death benefit guarantees associated with an in-force block of variable annuity products offered in Japan with an account value of $2.5 billion as of September 30, 2006.
The Company’s net amount at risk related to the guaranteed death and income benefits offered in Japan, before and after reinsurance, was $113 and $53, respectively, as of September 30, 2006. The Company will incur these guaranteed death or income benefits in the future only if the contract holder has an in-the-money guaranteed benefit at either the time of their death or if the account value is insufficient to fund the guaranteed living benefits.
The majority of the Company’s recent U.S. variable annuities are sold with a GMWB living benefit rider, which, as described above, is accounted for under SFAS No. 133. Declines in the equity market may increase the Company’s exposure to benefits under the GMWB contracts. For all contracts in effect through July 6, 2003, the Company entered into a reinsurance arrangement to offset its exposure to the GMWB for the remaining lives of those contracts. Substantially all of the Company’s reinsurance capacity was utilized as of the third quarter of 2003. The remaining capacity was exhausted during the first quarter of 2004. Substantially all U.S. GMWB riders sold since July 2003, are not covered by reinsurance. These unreinsured contracts generate volatility in net income each quarter as the underlying embedded derivative liabilities are recorded at fair value each reporting period, resulting in the recognition of net realized capital gains or losses in response to changes in certain critical factors including capital market conditions and policyholder behavior. In order to minimize the volatility associated with the unreinsured GMWB liabilities, the Company established an alternative risk management strategy. During the third quarter of 2003, the Company began hedging its unreinsured GMWB exposure using interest rate futures, and swaps Standard and Poor’s (“S&P”) 500 and NASDAQ index put options and futures contracts. During the first quarter of 2004, the Company entered into Europe, Australasia and Far East (“EAFE”) Index swaps to hedge GMWB exposure to international equity markets. The hedging program involves a detailed monitoring of policyholder behavior and capital markets conditions on a daily basis and rebalancing of the hedge position as needed. While the Company actively manages this hedge position, hedge ineffectiveness may result due to factors including, but not limited to, policyholder behavior, capital markets dislocation or discontinuity and divergence between the performance of the underlying funds and the hedging indices.
The net effect of the change in value of the embedded derivative net of the results of the hedging program for the three and nine months ended September 30, 2006 was a $9 gain and a $26 loss, before deferred policy acquisition costs and tax effects (included in these amounts were liability model refinements and changes in policyholder behavior assumptions made by the Company during the three months and nine months ended September 30, 2006, of a net $14 and ($4), respectively). For the three and nine months ended September 30, 2005, the gain (loss) was $(1) and $7, respectively, before deferred policy acquisition costs and tax effects. As of September 30, 2006, the notional and fair value related to the embedded derivatives, the hedging strategy and reinsurance was $51.1 billion and $331, respectively. As of December 31, 2005, the notional and fair value related to the embedded derivatives, the hedging strategy, and reinsurance was $45.5 billion and $166, respectively.
The Company employs additional strategies to manage equity market risk in addition to the derivative and reinsurance strategy described above that economically hedges the fair value of the U.S. GMWB rider. Notably, the Company purchases one and two year S&P 500 Index put option contracts to economically hedge certain other liabilities that could increase if the equity markets decline. As of September 30, 2006 and December 31, 2005, the notional value related to this strategy was $1.2 billion and $1.1 billion, respectively, while the fair value related to this strategy was $3 and $14, respectively. Because this strategy is intended to partially hedge certain equity-market sensitive liabilities calculated under statutory accounting (see Capital Resources and Liquidity), changes in the value of the put options may not be closely aligned to changes in liabilities determined in accordance with Generally Accepted Accounting Principles (“GAAP”), causing volatility in GAAP net income.
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
CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of the Company and its ability to generate strong cash flows from each of the business segments.
Liquidity Requirements
The liquidity requirements of Hartford Life have been and will continue to be met by funds from operations as well as contributions from The Hartford. The principal sources of operating funds for its insurance entities are fees, premiums and investment income as well as maturities and sales of invested assets. Hartford Life is a holding company which relies upon operating cash flow in the form of dividends from its subsidiaries, which enables it to service its debt, pay dividends to its parent, and pay certain business expenses. As a holding company, Hartford Life has no significant business operations of its own and, therefore, relies mainly on the dividends from its insurance company subsidiaries, which are primarily domiciled in Connecticut, as the principal source of cash to meet its obligations (predominantly debt obligations) and pay stockholder dividends.
Dividends to Hartford Life from its direct subsidiary, Hartford Life and Accident Company (“HLA”), are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. Under these laws, the insurance subsidiaries may only make their dividend payments out of unassigned surplus. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. HLA declared to the Company dividends of $202 and $157 for the nine months ended September 30, 2006 and 2005, respectively. The statutory net gain was $308 and $403 for the three months ended September 30, 2006 and 2005, respectively and $834 and $668 for the nine months ended

September 30, 2006 and 2005, respectively. U.S. statutory capital and surplus as of September 30, 2006 and December 31, 2005 was $4.6 billion and $4.3 billion, respectively.
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
Debt
On July 14, 2006, the Company retired its $200, 7.625% junior subordinated debentures underlying the trust preferred securities due 2050 issued by Hartford Life Capital II at par. The retirement was funded by a $200 capital contribution.
On October 10, 2006, The Hartford successfully completed offers to exchange existing senior unsecured notes comprising the $250 of 7.65% notes due 2027 and the $400 of 7.375% notes due 2031 issued by Hartford Life (‘‘HLI notes’’) for up to $650 in new senior unsecured notes of The Hartford and a cash payment, in order to consolidate debt at The Hartford holding company. The Company will not pay any cash as part of the transaction. The existing notes that are exchanged will be effectively extinguished for Hartford Life. On October 10, 2006, the exchange closed and $101 of the 7.65% notes due 2027 and $308 of the 7.375% notes due 2031 were extinguished. The Company expects to record a capital contribution from The Hartford for the full fair value of the extinguished notes and a loss for the fair value in excess of the recorded value, estimated to be $91 before tax. As a result, the transaction will increase the total equity of Hartford Life by the fair value of the extinguished notes less the after-tax loss on extinguishment.
Consumer Notes
Institutional Solutions Group began issuing Consumer Notes through its Retail Investor Notes Program in September 2006. A Consumer Note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. In addition, discount notes, amortizing notes and indexed notes may also be offered and issued. Consumer Notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer Notes are offered weekly with maturities up to 30 years and varying interest rates and may include a call provision. Certain Consumer Notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits equal to the greater of $1 or 1% of the aggregate principal amount of the notes and $250 thousand per individual, respectively. Derivative instruments will be utilized to hedge the Company’s exposure to interest rate risk in accordance with Company policy.
As of September 30, 2006, $41 of Consumer Notes had been issued. These notes have interest rates ranging from 5% to 6% for fixed notes and consumer price index plus 2.05% to 2.20% for variable notes. The aggregate maturities of Consumer Notes are as follows: 2009 $3 and $38 for 2011 and thereafter. The Consumer Notes are reported in other liabilities. For the three and nine months ended September 30, 2006 interest credited to holders of Consumer Notes was immaterial and is included in benefits, claims and claim adjustment expenses.
Sources of Capital
Revolving Credit Facilities
As of September 30, 2006, the Company’s Japanese operation has a ¥5 billion, approximately $42, line of credit with a Japanese bank with no outstanding borrowings under this facility.
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
On September 27, 2006, Moody’s Investors Service upgraded the senior debt ratings of Hartford Life, Inc. from “A3” to “A2” and the commercial paper ratings from “P-2” to “P-1”. In addition, Moody’s Investor Services affirmed its “Aa3” insurance financial strength ratings on the insurance operating companies. The outlook is stable.
The following table summarizes Hartford Life’s significant member companies’ financial ratings from the major independent rating organizations as of October 24, 2006,

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s

Insurance Ratings
Hartford Life Insurance Company	A+	AA	AA-	Aa3
Hartford Life and Accident Insurance Company	A+	AA	AA-	Aa3
Hartford Life Group Insurance Company	A+	AA	—		—
Hartford Life and Annuity Insurance Company	A+	AA	AA-	Aa3
Hartford Life Insurance KK (Japan)	—	—	AA-		—
Hartford Life Limited (Ireland)	—	—	AA-		—
Other Ratings
Hartford Life, Inc.
Senior debt	a-	A	A		A2
Commercial paper	AMB-1	F1	A-1	P	-1
Hartford Life Insurance Company:
Short Term Rating	—	—	A-1+	P	-1
These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. U.S. statutory capital and surplus as of September 30, 2006 was $4.6 billion.
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
On May 17, 2006, the President signed into law the Tax Increase Prevention and Reconciliation Act of 2005, which is not expected to be material to the Company. In addition, other tax proposals and regulatory initiatives which have been or are being considered by Congress could have a material effect on the insurance business. These proposals and initiatives include changes pertaining to the tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform. The nature and timing of any Congressional action with respect to these efforts is unclear.
On August 17, 2006, the President signed into law the Pension Protection Act of 2006, which, among other items, addressed age discrimination in defined benefit pension plans and revised pension plan funding requirements. The Act is not expected to materially affect The Hartford’s retirement plans.
ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2005 Form 10-K and Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2006.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Two securities class actions, now consolidated, have been filed in the United States District Court for the District of Connecticut alleging claims against The Hartford and certain of its executive officers under Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. The consolidated amended complaint alleges on behalf of a putative class of shareholders that The Hartford and the four named individual defendants, as control persons of The Hartford, failed to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the NYAG Complaint. The class period alleged is August 6, 2003 through October 13, 2004, the day before the NYAG Complaint was filed. The complaint seeks damages and attorneys’ fees. Defendants filed a motion to dismiss in June 2005, and, on July 13, 2006, the district court granted the motion. The plaintiffs have noticed an appeal of the dismissal.
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
The Hartford is also a defendant in a multidistrict litigation in federal district court in New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to alleged conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. Various Hartford Life subsidiaries are named in the group benefits complaint. The actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under ERISA arising from conduct similar to that alleged in the NYAG Complaint. The class period alleged is 1994 through the date of class certification, which has not yet occurred. The complaints seek treble damages, injunctive and declaratory relief, and attorneys’ fees. On October 3, 2006, the court denied in part the defendants’ motions to dismiss the two consolidated amended complaints but found the complaints deficient in other respects and ordered the plaintiffs to file supplemental pleadings. The plaintiffs’ motions for class certification are pending. In addition, Hartford Life subsidiaries were joined as defendants in an action by the California Commissioner of Insurance alleging similar conduct by various insurers in connection with the sale of group benefits products. The Commissioner’s action asserts claims under California insurance law and seeks injunctive relief only. The Hartford disputes the allegations in all of these actions and intends to defend the actions vigorously.
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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Act of 2002, as extended through 2007, is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, if significant enough, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
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
We pay brokers and independent agents commissions and other forms of incentive compensation in connection with the sale of many of our insurance products. Since the New York Attorney General’s Office filed a civil complaint against Marsh on October 14, 2004, several of the largest national insurance brokers, including Marsh, Aon Corporation and Willis Group Holdings Limited, have announced that they have discontinued the use of contingent compensation arrangements. Other industry participants may make similar, or different, determinations in the future. In addition, legal, legislative, regulatory, business or other developments may require changes to industry practices relating to incentive compensation. Pursuant to settlement agreements reached with regulators, several insurance companies have agreed to restrictions on the payment of contingent compensation relating to the placement of excess casualty insurance policies. These insurers have agreed that the restrictions may be extended in time, and to other property and casualty lines, if insurers in a given line or segment, that together represent more than 65% of the market share in the insurance line (based upon national gross written premiums) do not pay contingent compensation. These insurers have also agreed to support legislation and regulations to abolish contingent compensation and to require greater disclosure of compensation. At this time, it is not possible to predict the effect of these announced or potential changes on our business or distribution strategies, but such changes could have a material adverse effect on us in the future.
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
We may experience unfavorable judicial or legislative developments that would adversely affect our business, results of operations, financial condition or liquidity.
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
Limits on the ability of our insurance subsidiaries to pay dividends to us may adversely affect our liquidity.
Hartford Life, Inc. is a holding company with no significant operations. Our principal asset is the stock of our insurance subsidiaries. State insurance regulatory authorities limit the payment of dividends by insurance subsidiaries. In addition, competitive pressures generally require certain of our insurance subsidiaries to maintain financial strength ratings. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments. Limits on the ability of the insurance subsidiaries to pay dividends could adversely affect our liquidity, including our ability to pay dividends to shareholders and service our debt.
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
Potential changes in Federal or State tax laws could adversely affect our business, consolidated operating results or financial condition.
Many of the products that the Company sells currently benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies which benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts which allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax benefits, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
There is risk that federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefits the Company or its policyholders. This could occur in the context of deficit reduction or several types of fundamental tax reform. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or materially higher corporate taxes that would be incurred by the Company.
Item 6. EXHIBITS
See Exhibits Index on page 59.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARTFORD LIFE, INC.

/s/ Ernest M. McNeill Jr.

Ernest M. McNeill Jr.
Senior Vice President and Chief Accounting Officer
October 26, 2006

HARTFORD LIFE, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
EXHIBITS INDEX
Exhibit #
10.01	First Amendment, dated September 7, 2006, among the Company, Hartford Life, Inc., the lenders named therein, and BANK OF AMERICA, N.A., as administrative agent for the lenders, to the Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of September 7, 2005, among the Company, Hartford Life, Inc. and a syndicate of financial institutions, including Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and Wachovia Bank, N.A., as Documentation Agent (incorporated herein by reference to Exhibit 10.08 of the Company’s Current Report on
Form 8-K filed September 12, 2006).

15.01	Deloitte & Touche LLP Letter of Awareness

31.01	Certification of Thomas M. Marra pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Glenn D. Lammey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Thomas M. Marra pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Glenn D. Lammey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002